Form 10-K
period 1997-12-31
CHEYENNE RESOURCES INC
filed 1999-03-12
CIK 313353

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-K



            Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the Fiscal Year Ended December 31, 1997           Commission File No. 0-9154

                       CHEYENNE RESOURCES, INC.

State of Incorporation                        I.R.S. Employer Identification No.
     Wyoming                                      83-0211506

                    1111 E. Lincolnway, Suite 215
                          Cheyenne, WY 82001
                       Telephone: 307.632.6437

Securities Registered Pursuant to Section 12 (b) of this Act:

Title of Each Class                Name of Each Exchange on Which Registered
     None                                    None

Securities Registered Pursuant to Section 12(g) of this Act:

Title of Each Class                Name of Each Exchange on Which Registered
Common Stock,                      NASDQ (BULLETIN BOARD)
Par value $0.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission, and (2) has been subject to the filing requirements for at least the past ninety days. Yes______ No___X___

The Aggregate market value of the voting stock held by non-afficiates of the registrant is $106,844.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
            OUTSTANDING AT DECEMBER 31, 1997:   23,136,289
                       CHEYENNE RESOURCES, INC.

                     1997 FORM 10-K ANNUAL REPORT

                          Table of Contents
                                                            Page
                                PART I

Item 1.   Business                                            1-3

Item 2.   Properties                                               4-6

Item 3.   Legal Proceedings                                          6

Item 4.   Submission of Matters to a Vote of Security Holders                  6

                               PART II

Item 5.   Market for the Registrant's Common Stock and Related Security
          Holder Matters                                        7

Item 6.   Selected Financial Data                                    8

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                        9-10

Item 8.   Financial Statements and Supplementary Data                    10

Item 9.   Disagreement on Accounting and Financial Disclosure                 10

                               PART III

Item 10.  Directors and Executive Officers of the Registrant
 11-12

Item 11.  Management Remuneration and Transactions                    13-14

Item 12.  Security Ownership of Certain Beneficial Owners and Management      15

Item 13.  Certain Relationships and Related Transactions                      16

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
    17

          Signature Page                                       18

                                PART 1

Item 1. Business

General Description of Business

(a ) Cheyenne Resources, Inc. ("Cheyenne" or "the Company"), acquires oil, gas, and other mineral properties for exploring, producing, and selling oil and gas and other mineral substances.
The Company does not engage in refining or retail marketing operations; rather its activities to date have been restricted to acquiring and disposing of mineral properties, to exploring for oil and gas and to producing and selling oil and gas from its wells.

     The Company conducts exploration for its own account, and through joint ventures in which it participates. The Company's own exploration has been conducted principally in connection with developing its producing properties primarily with other oil companies in
Wyoming, Colorado and Oklahoma. The Company is attempting to expand its production and operating base in the United States through additional exploration and development as well as property acquisitions.

     Principal activities of the Company in the past involved buying leases, filing on federal and state open land leases as well as acquiring and trading of oil, gas, and other mineral properties, primarily in the Rocky Mountain area and Oklahoma.

Financial Information about Industry Segments

     The Company was incorporated under the laws of the State of Wyoming on November 17, 1970. The Company operates principally in one industry segment, the exploration for and sale of oil and gas.

     The Company's oil and gas activities, include the acquisition of whole or partial interests in oil and gas leases and the farming out or resale of all or part of its interests in these leases. In connection with farmouts and resales, the Company attempts to retain an overriding royalty or a working or carried interest. The Company's activities also include exploratory and development drilling and exchanging, joint venturing and otherwise dealing in oil and gas property interest, primarily acquired through leasing.

     The Company maintains offices at 1111 E. Lincolnway, Suite 215 Cheyenne, WY 82001.
The offices, consisting of approximately 500 square feet, are subject to a lease which commenced March 1, 1998 on a year to year basis.

     The Company presently employs its President who devotes substantially all of his time to the affairs of the Company. The Company's telephone number is 307.632.6437.



                                 -1-
Employees

     The Company employs one part-time employee. In addition, Cheyenne Resources, Inc., retains on an as needed basis consultants in the field of petroleum engineering, geology, land acquisitions, administration and field operations.

Competition

     The Company competes with many other energy orientated companies, both large and small, operating in the states in which the Company does business. Some of the competitors are major oil and gas, coal, uranium and mineral companies with substantial financial reserves and earnings records. Others are smaller independents with varying degrees of stability. Some not only produce oil and gas but refine and market petroleum products. Some produce and market coal, uranium and other minerals.

     Primarily, the Company competes with these companies in the area of locating and reducing to ownership or control oil and gas and other minerals in commercial quantities.

     The Company may have a competitive disadvantage with many of these companies in that they have greater sources of capital, technical and management talent, research facilities and sources of information.

     The business of the Company is seasonal only to the extent that weather conditions,particularly snow and cold, impede the ability of the Company or others who may be developing properties in which it has an interest to conduct exploratory activities or drilling.

Customers

     During the years ended December 31, 1997, 1996, and 1995, the Company's revenuesfrom oil and gas sales were 42%, 96% and 100%, respectively of the Company's total revenue.
The Company's major purchaser of its oil and gas production is Western Production Company.
For further description of the Company's major customers, see Note 7 of the Notes to Financial
Statements.

Regulation

     All the jurisdictions in which the Company owns producing oil and gas properties have statutory provisions regulating the production and sale of crude oil or natural gas. These regulations often require permits for the drilling of wells and also cover the spacing of wells, the prevention of waste of oil and gas resources, the rate of production and environmental and other matters.




                                 -2-

     The development and operation of oil and gas and other mineral properties are subject to numerous and extensive regulations by federal and state agencies dealing with, among other subjects, protection of the environment. Compliance with applicable environmental laws regarding environmental quality, including the possibility that the Company may be required to file environmental impact statements, which could have a material adverse effect on its operations by involving substantial addition expense. This may place a company with limited capital and resources, such as the Company, at a competitive disadvantage.

     The Company does not anticipate material capital expenditures for environmental control facilities for its current fiscal year.


































                                 -3-
Item 2. Properties

General

     As of December 31, 1997, the Company owns various interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming and Colorado. Additionally, the Company has non-producing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's non-producing leases and non producing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

     Most fee leases are for a term of three to ten years; are burdened by a landowner's royalty of 12.5% to 18.75% and, in some instances, an overriding royalty of up to 6.25% and provide for bonus payments to the landowner upon transfer of the lease interest and annual rentals of $.50 to $1.00 per acre. Fee leases sometimes provide that the lessee drill or arrange for the drilling of an exploratory well on or before a certain date. The granting of leases on land owned by the federal government is regulated by the United States Department of the Interior, Bureau of Land Management (the "BLM"). Generally, BLM leases have a term often years, are burdened by a 12.5% royalty, require no bonus payments and, at present rates, provide for annual rentals of $1.00 per acre. Leases on federal land overlying known geological structures ("KGS") are from time to time made available for competitive bidding by the United States Geological Survey (the "USGS") and are more costly to acquire and carry. At present, the Company does not have an interest in any KGS land. In most states, the terms, acquisition procedures, and other regulations with respect to leases on state-owned land are analogous to those with respect to land owned by the federal government.

     If a fee, federal or state lease is purchased from a third party, it is customary for the third party to attach an overriding royalty of, generally, five percent of 8/8ths, as well as to charge the purchaser for rentals previously paid and to charge a bonus payment.

     For the following discussion, gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

     For the following discussion, a net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.






                                 -4-
     Details of the Company's properties are as follows:

Sales of Producing Oil and Gas Properties

     The Company has acquired oil and gas leases, mineral interests, working interests and overriding royalty interests in oil and gas properties in the states of Oklahoma and Wyoming.
These properties are held for resale to others, for exploration and development (primarily on a joint venture) or farmout. The Company has received the following proceeds from the sale of oil and gas property interests:

          Year Ending              Proceeds
          December 31              Received
          1993                $      -0-
          1994                      -0-
          1995                      -0-
          1996                   3,300
          1997                99,000

Net Productive and Dry Wells Drilled

     The Company has participated in drilling net productive and net dry wells as follows:

                    Net productive wells          Net dry wells
                    Development Exploratory  Development Exploratory

Year ended
December 31,
1997                -0-       -0-       -0-       -0-

Year ended
December 31,
1996                -0-       -0-       -0-       -0-

     The Company's net revenues from the production of proved developed oil and gas reserves are as follows:

Year ended      Year ended              Year ended       Year ended
Year ended
December 31,             December 31,    December 31,    December 31,
December 31,
      1993                       1994                       1995
    1 996                        1997
                                           <C)
   $135,500        $103,762                 $87,832          $84,508           $73,149

     At December 31, 1997, the Company owns only overriding royalty or mineral interests. The Company's reserves are not considered a material amount and has not obtained reserve estimates on these interests.
                                 -5-
Developed Acreage

     As of December 31, 1997, the Company's total gross and net developed oil and gas acres
(i.e., areas spaced or assignable to productive wells) attributable to its lease and overriding royalty interests were as follows:

                                             Developed Acres
     Location                           Gross            Net

     Lease interests
     Oklahoma                                  730            189

     Overriding royalty interests
       Wyoming                          16,348         1,192
       Colorado                                   840            67
          Total                         17,918         1,448

Undeveloped Acreage

     As of December 31, 1997, the Company's total gross and net undeveloped oil and gas acres (i.e., areas spaced or assignable to productive wells) attributable to its lease and overriding royalty interests were as follows:

                                   Undeveloped Acres
     Location                                Gross            Net

     Overriding royalty interests
          Wyoming                       6,830            274

Item 3.  Proceedings

     There are no known legal proceedings which the Company has been named as a party to at December 31, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

     In accordance with Wyoming statutes at a 1997 Board of Directors meeting "the Requirement to hold an Annual Meeting of Shareholders' was waived, due to the Company's severe cash problems.
     The Board of Directors consented at that time to continue serving on the Board until the next Annual Meeting of Shareholders. The Company anticipates a meeting will be held in 1999.
     There have been no matters submitted to shareholders during the year ended December 31, 1997.


                                 -6-
                               PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company no longer meets the net asset or equity requirements of NASDQ and is traded on the "Bulletin Board" and will be listed there until the Company can requalify on the Over-The-Counter Market. The range of low and high bid and ask quotations for each quarterly period during 1997 as reported by the "Bulletin Board" was as follows:

                                         Bid Prices
Fiscal Quarters                    Low       High

January - March 1997                         -0-       -0-
April - June 1997                            -0-       -0-
July - September 1997                        -0-       -0-
October - December 1997                 -0-       -0-

                               Ask Prices
Fiscal Quarters                    Low       High

January - March 1997                         -0-       -0-
April - June 1997                            -0-       -0-
July - September 1997                        -0-       -0-
October - December 1997                 -0-       -0-

     Stock was sold by contacting a broker and submitting a price that a buyer was willing to pay.

     As of December 31, 1997, there were approximately 2,975 record holders of the Company's $0.01 par value common stock. Shares held in street name appear in the above tabulation as one record holder for each broker holding street name shares.

     The Company has not paid any dividends and does not intend to do so for the foreseeable future.











                                 -7-
Item 6. Selected Financial Data

                       CHEYENNE RESOURCES, INC.

                    Year Ended December 31, (a)
                1997          1996      1995      1994      1993

Revenue             $ 172,149      $  81,808      $ 87,832  103,762   135,500


Income (loss ) from
 continuing operations
 before extraordinary
 credit                  (313,827) (231,292) (82,726)  (207,610) (58,921)

Extraordinary
 credit (b)              44,654        0         0         0         0

Net (loss)               (267,173) (231,292) (82,726)  (207,610) (58,921)

Per share: (c)
  Income (loss) from
  continuing operations
  before extraordinary
  credit            (.01)     (.01)       0       (.01)       0

Net (loss)               (.01)     (.01)       0       (.01)       0

Cash dividends paid        0         0         0         0         0

Total assets                  235,321   512,833   680,970   702,646   872,353

Long-term debt             0       30,830    30,830    30,830    30,830

(a)  All information is unaudited.

(b) The extraordinary credit for 1997 represents the settlement of a note payable at less than the recorded amount.

(c) Earnings per share data has been computed n the weighted-average number of common shares and common equivalent shares outstanding during each year. The common stock equivalent share consist of outstanding common stock options and warrants.



                                 -8-
Item 7. Managements Discussion and Analysis of financial Condition and Results of Operations

     During the third quarter of 1997, the Company sold its major oil and gas producing property for $84,000 and a small mineral interest for $15,000. The funds were used to purchase a mineral interest in Texas for $50,000. The Company is attempting to find a merger partner or acquire producing properties for stock. Oil and gas revenues will be down significantly in 1998 due to the sale of the Company's major oil and gas property and lower than anticipated production levels from the Texas mineral interest and the lower oil and gas prices in 1998.

     The working capital deficit of $904,925 is the result of old accounts payable to vendor and accrued salary and interest due to officers for services. Without better oil prices and increased production this deficit will continue into 1998.

     THE FOLLOWING IS A TABULAR RECAP OF THE CHANGES IN ALL REVENUE AND EXPENSE ITEMS COMPARING 1997 TO 1996.

                                 Increase
Revenue                            (Decrease)          % Change

Sale of producing lease interests                 $ 95,700       290.00%

Oil royalty and oil and gas working
interest income                              (11,359)       (13.44%)

Operating Expenses

Cost of producing properties sold                 210,167        144.25%

Production costs                                  (27,529)       (41.72%)

Depletion expense                            (10,467)       (82.57%)

Administrative expense                              302          .72%

Cost of noncurrent marketable security  written off         4,922    (100.00%)

Financial expense                                 (10,519)       (19.96%)

The net loss for 1997 was $35,881 higher than the loss for 1996.






                                 -9-
REVENUES:

     Sales of producing properties are up $95,700 in 1997 due to the sale of the Company's major oil and gas property. Oil and gas revenues in 1997 are down $11,359 from 1996 due to lower production levels and prices in 1997 and the sale of producing properties in the third quarter of 1997.

EXPENSES:

     The cost of properties sold in 1997 were $210,167 higher than the properties sold in
1996. The production costs in 1997 were lower due to the sale of several high production cost properties in 1996 and the sale of properties in the third quarter of 1997. Depletion expense was lower due to lower production in 1997 as compared to 1996. Administrative costs remained level as there were no changes in administrative personnel or unusual administrative costs incurred in
1997 as compared to 1996. Interest expense in 1997 was $10,519 lower due to the settlement of a note payable to a shareholder in 1997 and lower interest rates on notes to officers in 1997.

NET LOSS:

     The net loss in 1997 is $35,881 higher due to the loss on properties sold in 1997 being
$114,467 higher than the loss on properties sold in 1996. The loss is also reduced by the extraordinary item of debt forgiven of $46,654 in 1997.

Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this report.

Item 9. Disagreements of Accounting and Financial Disclosure

     None.















                                 -10-
                               PART III

Item 10. Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company are:

Name            Position                          Age

Robert R. Spatz          President, Assistant-Treasurer and Director        73

Earl P. King                  Vice-President Finance, Secretary and Director
  46

Warren J. Hickman        Vice-President and Director                   68

Leonard E. Gill          Treasurer and Director                   74

Don Goddard              Director                            42

Randall L. Reichert      Director                            50

Doris J. Spatz                Assistant-Secretary                      73

     Robert R. Spatz has been the President and a director of the Company since 1970, devoting substantially full time to the affairs of the Company. From April 1976 until September
1, 1979, he was employed approximately 75% of his time by Discovery Oil, Ltd. as office manager and landman in addition to his position with the Company.

     Earl P. King in 1973 received a Bachelor of Science Degree in accounting from Colorado
State University, Fort Collins, Colorado. From 1973 until May 1981, Mr. King was employed by the public accounting firm of McGladrey Hendrickson & Co. Since 1975, Mr. King has been a certified public accountant. Mr. King resigned as an officer and director of the Company on
December 11, 1997.

     Warren J. Hickman is in the private practice of dentistry in Cheyenne, Wyoming. He has been the Vice-President and a director of the Company since its inception in 1970. Dr. Hickman attended the University of Nebraska and obtained a degree in biological sciences. He received a
D.D.S. from the University of Nebraska College of Dentistry. Dr. Hickman will devote such time to the affairs of the Company as may be necessary to attend Board of Directors' meetings.

     Leonard E. Gill is the owner and operator of Deluxe Cleaners and Tailors in Cheyenne,
Wyoming. He has been the Treasurer and a director of the Company since its inception in 1970.
Mr. Gill will devote such time to the affairs of the Company as may be necessary to attend Board of Directors' meetings.


                                 -11-
     Don Goddard received an associates degree from Aims Community College in Liberal
Arts, and Bachelors of Science from Colorado State University in Social Science and Business.
1983-1986 Became a Registered Representative in the securities industry with Wallstreet West
Inc. 1986-1997 worked for Gilbert Marshall Inc. as a Registered Representative in the securities industry. 1986-1988 worked with Vetline Inc. on taking the company public then became head of the wholesale division and public relations. In the past and present Mr. Goddard has served on the board of directors for companies both private and public. Presently Mr. Goddard is a consultant on estate and business planning.

     Randall L. Reichert has received the following degrees: A.S.-Hazardous Materials
Management from Front Range Community College, Denver, Co., B.S.-Geology, University of
North Dakota, Grand Forks, ND, M.S.-Geology, Western Michigan University, Kalamazoo, MI,
M.S.-Rangeland Ecosystem Science, Colorado State University, Fort Collins, CO. Mr. Reichert is presently serving as range conservation specialist for the Rangeland Ecosystem Science Dept,
Colorado State University, Fort Collins, CO. Mr. Reichert also has previous experience as program coordinator, graduate teaching assistant, environmental geologist, well development coordinator, credentials administrator, sales and marketing manager, senior petroleum geologist, graduate teaching/research assistant and assistant supervisor and field geologist.

     Doris J. Spatz wife of Robert R. Spatz, has been a housewife for the past five years.

     The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the board of Directors after the next annual shareholders' meeting or until removal by the Board of directors.

     There are no arrangements or understandings between any officer or director and any other person pursuant to which the officer or director was selected or elected.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

     The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.










                                 -12-
Item 11. Management Remuneration and Transactions

(A) and (b)
Remuneration

     The following information is set forth with respect to all remuneration paid by the
Company during the year ended December 31, 1997 to the Company's five most highly paid executive officers or directors whose total remuneration exceeded $50,000, and to all directors and officers as a group:

                                       Securities
                                       or Property,    Aggregate of
Name of                                    Insurance   contingent
individual                         Salaries, fees benefits or    forms of
or number of                       directors' fees     reimbursement  remuneration
persons in          Capacities        commissions,     personal       and proposed
group               in which served   and bonuses      benefits       remuneration

Robert R. Spatz     President         $12,000     $3,848         (1)
               Assistant-
               Treasurer and
               Director

Earl P. King        Vice-                  $ 6,000     $2,565              (2)
               President of
               Finance,
               Secretary
               And Director

Warren J. Hickman   Vice-                   $1,200      0             -0-
               President and
               Director

Leonard E. Gill     Treasurer and           $1,200      0             -0-
               Director

Doris J. Spatz      Assistant-                   0      0             -0-
               Secretary

All directors and
officers as a group
(5 Persons) (3)                       20,400      $6,413 (1) and (2)

                                 -13-
     (1) None of the current directors of the Company will devote their full time to the management of the Company, but Mr. Spatz will devote substantially full time to the Company.
Mr. Spatz is presently being paid a salary of $12,000 for the calendar year
1997.
     (2) The Company employs its Vice-President, in charge of Finance, Earl P. King at a salary of $600. per month on a part time basis.
     (3) All of the persons named above are included in the group.

     The Company expects to engage the services of geological consultants and land brokers on a fee plus expenses (travel, lodging and meals) basis. The Company intends to pay its non-salaried officers and directors for attending directors' meetings at the rate of $100 per person per month.

     In the event any of the officers or directors should originate a prospect which the
Company determines to purchase, the Company will grant an overriding royalty to the originator of the prospect in accordance with royalties granted by the industry in the prospect area, not to exceed 6.25%, or a finder's fee. In addition, a finder's fee will be paid to any person (including officers and directors) originating a sale of a lease owned by the Company. Any such royalties or finder's fee will be determined by the Board of Directors of the Company.

Incentive and Compensation Plans and Arrangements

     See Options, Warrants and Rights hereinafter.

 Stock purchase Plans; Profit Sharing and Thrift Plans

     Presently the Company has no stock purchase plans, profit-sharing aor thrift plans.

Options, Warrants or Rights

     See Note 8 of the Notes to Financial Statements for a discussion of the Company's
Incentive Stock Option Plan.














                                 -14-
Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 1997, the information with respect to
Common Stock ownership of each person known by the Company to own beneficially more than
5% of the shares of the Company's Common Stock, $0.01 par value, and of all Officers and
Directors as a group:

                              Amount and Nature
                              of Beneficial
Name and Address                   Interest            Percent of Class

Robert R. Spatz                    1,066,080 (1)          4.6%
2846 Kelly Drive                   Direct and
Cheyenne, Wyoming 82001            Beneficial

Robert J. Connaghan                2,062,495 (2)          8.9%
2803 Carey Avenue                  Direct and
Cheyenne, Wyoming 82001            Beneficial

Berge Exploration, Inc.              630,827 (3)          2.7%
8774 Yates Dr., Ste. 100           Direct and
Westminister, CO 80030             Beneficial

Berge Enterprises, Inc.              904,500 (3)          3.9%
5862 Owens St.                Direct and
Arvada, CO 80004                   Beneficial

Whiting Enterprises, Inc.               914,500 (3)              3.9%
5855 Parfeit St.                   Direct and
Arvada, CO 80004                   Beneficial

Officers and Directors             1,767,530                     7.4%
As a Group (Five                   Direct and
Persons)                      Beneficial

(1) Does not include 89,600 shares owned of record by Mr. Spatz's adult children, beneficial ownership of which is disclaimed by Mr. Spatz, includes 439,700 shares owned by Doris J.
Spatz, wife of Mr. Spatz and Assistant-Secretary of the Company; but does not include 400,000 shares optioned to Robert R. Spatz pursuant to his stock option granted to in 1979 and 1982.

(2) Includes 1,541,650 shares owned of record by Connaghan Ltd. of which Mr. Connaghan is the general partner.

(3) Due to beneficial ownership of these entities by two shareholders, all shares are aggregated together.
                                 -15-
Item 13. Certain Relationships and Related Transactions.

Transactions with Management

     During the year ended December 31, 1997, there were no material transactions between the Company and any of the Officers and Directors of the Company except for the payments of salaries directors' fees, expense reimbursement, and other renumeration described previously within this Form 10-K.

Indebtedness of Management

     Presently, no officers or directors of the Company are indebted to the Company.

Transactions with Pension Similar Plans

     Presently, the Company has no pension or similar plans.





























                                 -16-

                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K

     (a) (1), (2) and (3). The response to this portion of Item 14 is submitted as a separate section of this report.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed for the Company for events occurring during the fourth quarter of the year ended December 31, 1997.

     (c) See Item 14 (a) above

     (d) The response to this portion of Item 14 is submitted as a separate section of this report.




























                                 -17-
                              SIGNATURE

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHEYENNE RESOURCES, INC.
                                           (Registrant)



Date:     December 29, 1998                By:    _____________________________
                                      Robert R. Spatz
                                      President, Assistant-Treasurer
                                      And Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



___________________________   President, Assistant-                   December
29, 1998
Robert R. Spatz               Treasurer and Director


___________________________   Vice-President and Director
December 29, 1998
Warren J. Hickman


___________________________   Treasurer and Director                  December
29, 1998
Leonard E. Gill


                                                       Director
                December 29, 1998
Don Goddard


                                                       Director
                December 29, 1998
Randall L. Reichert



                                 -18-

                       CHEYENNE RESOURCES, INC.

                              FORM 10-K

                      Items 8, 14(a) (1) and (2)

             INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the registrant required to be included in Item 8 listed below:

                                                  Pages


The following financial statements are unaudited                         20
FINANCIAL STATEMENTS:
     Balance sheets                                      21 & 22
     Statements of operations                                  23
     Statements of stockholders' equity                                  24
     Statements of cash flows                             25 & 26
     Notes to financial statements                               27 - 30

UNAUDITED SUPPLEMENTARY INFORMATION:
     The following financial statements are unaudited                    32
     Capitalized costs relating to oil and gas producing activities
    33
     Costs incurred in oil and gas property acquisition, exploration,
       And development activities                                   34
     Results of operations for producing activities                      35
     Reserve quantity information                                   36

FINANCIAL STATEMENT SCHEDULES:
     The following financial statements are unaudited                    38
     Schedule V - Property and equipment                         39 & 40
     Schedule VI - Accumulated depletion of property and
       accumulated Depreciation of equipment                             41
     Schedule X - Supplementary income statement information                  42

Schedules other than those mentioned above are omitted since they are either not required, are not applicable, or the required information is shown in the financial statement or related notes.





                                 -19-










           The following financial statements are unaudited


































                                 -20-
                       CHEYENNE RESOURCES, INC.

                      Balance Sheets (Unaudited)
                      December 31, 1997 and 1996
                                Assets

                                            1997              1996
Current assets, cash                                   $  45,998           $
 10,516

Investments, noncurrent marketable securities (Note 2)                0
              4,922

Oil and gas properties, at cost, using the successful
     efforts method of accounting (Note 5):
     Producing                                    460,196             1,213,705
     Nonproducing                                     31,439
  31,439
                                       491,635           1,245,144
     Less accumulated depletion                          302,312               844,454
                                         189,323             400,690

Equipment, at cost (Note 6)
     Office furniture and equipment                      33,394            33,394
     Oil production equipment                                       0
      413,237
                                       33,394            446,631
     Less accumulated depreciation                         33,394
      349,926
                                                    0            96,705

                                       $235,321          $   512,833

















                                 -21-

See notes to unaudited financial statements.

                       CHEYENNE RESOURCES, INC.

                Balance Sheets (Unaudited) (continued)
                      December 31, 1997 and 1996

                 Liabilities and Stockholders' Equity

                                          1997               1996
Current liabilities:
     Notes payabale, directors (Note 3)                  $       24,300
      $       24,300
     Notes payable to officers (Note 5)                   547,378
 529,378
     Accounts payable and accrued expenses                      379,245
             376,754
     Total current liabilities                                  950,923
             930,432

     Long-term debt (Note 4)                                  0
     30,830

     Commitments and contingencies (Note 6)

Stockholders' equity (Note 8):
     Capital stock, common, par value $.01
          authorized 50,000,000 shares;
          Issued and outstanding 1997:  24,276,289;
          1996: 24,276,289 shares                      242,763
242,763
     Additional paid-in capital                           3,179,613
 3,179,613
     Deficit                               (4,135,478)    (3,868,305)
                                           (713,102)      (445,929)

Less cost of 500,000 shares of treasury stock                   (2,500)
             (2,500)
                                          (715,602)          (448,429)

                                       $   235,321        $   512,833












See notes to unaudited financial statements.

                                 -22-
                       CHEYENNE RESOURCES, INC.

                 Statements of Operations (Unaudited)
             Years ended December 31, 1997, 1996 and 1995

                                      1997  1996         1995
Revenue:
     Sale of producing lease interests                   $    99,000  $
3,300            $0
     Oil royalty and oil and gas working
          interest income (Note 7)                      73,149      84,508
      87,832
                                          172,149         87,808
87,832
Operating costs and expenses:
     Cost of producing lease
          interests sold                          355,863        145.696
    0
     Production costs                      38,452      65,981         75,000
     Depletion expense                            2,209  12,676       13,175
     Cost of noncurrent marketable securities
          written off (Note 2)              4,922      0            0
     Administrative expenses                            42,340      42,038
      37,526
                                          443,786       266,391       125,701

          Operating (loss)               (271,637)     (178,583)      (37,869)
Financial income (expense):
     Interest income                          860      181              84
     Interest expense                          (43,050)   (52,890)          (44,941)
                                            42,190      (52,709)       (44,857)

          Loss before extraordinary item          (313,827)      (231,292)
 (82,726)
Extraordinary item, settlement of
     note payable at less than recorded
     amount (Note 4)                                   46,654
0                     0

     Net (loss)                             $(267,173) $(231,292)          $(82,726)

Weighted-average number of
     common shares and common
     equivalent shares outstanding                23,776,289     23,776,289
      23,776,289

(Loss) per common and common
     equivalent share:
(Loss ) before extraordinary item                 $(.01)  $(.01)             $0
     Extraordinary item                          0           0           0
     Net (Loss)                        $(.01)     $(.01)           $0

See notes to financial statements.

                                 -23-
                       CHEYENNE RESOURCES, INC.

            Statements of Stockholders' Equity (Unaudited)
             Years ended December 31, 1997, 1996 and 1995

                                      Additional  Retained
                         Capital      Paid-In     Earnings            Treasury
                           Stock      Capital     Deficit                 Stock

Balance, December 31, 1994         $242,763            $3,179,613
$(3,554,287)      $(2,500)

     Net (loss)                                0                       0
  (82,726)                     0

Balance, December 31, 1995         242,763        3,179,613      (3,637,013)
      (2,500)

     Net (loss)                                0                       0
(231,292)                 0

Balance, December 31, 1996         242,763        3,179,613      (3,868,305)
      (2,500)

     Net (loss)                                0                       0
 (267,173)                     0

Balance, December 31, 1997         $242,763            $3,179,613
$(4,135,478)      $(2,500)





















See notes to unaudited financial statements.

                                 -24-
                       CHEYENNE RESOURCES, INC.

                 STATEMENTS OF CASH FLOWS (Unaudited)
             Years Ended December 31, 1997, 1996 and 1995

                                       1997        1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from oil and gas operations         73,149    84,508
 87,832
     Cash paid to suppliers and employees              (64,954)  (74,036)
 (75,859)
     Interest income                               860   182            84
     Interest paid                         (12,573)    (11,043)         (7,383)

          Net cash provided by (used in) operating       (3,518)      (389)
          4,674
                activities

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of producing properties        99,000    3,300
    0
     Purchase of producing properties                  (50,000)            0
                0
          Net cash provided by investing activities       49,000         3,300
                0

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term debt              (10,000)           0
                0
          Net cash (used in) financing activities        (10,000)
0                   0

          Net increase in cash and cash equivalents      35,482  2,911
 4,674

Cash and cash equivalents
     Beginning                              10,516      7,605          2,931

     Ending                                 45,998     10,516          7,605












See notes to unaudited financial statements

                                 -25-
                       CHEYENNE RESOURCES, INC.

                 STATEMENT OF CASH FLOWS (Unaudited)
             Years Ended December 31, 1997, 1996 and 1995
                             (continued)


                                       1997        1996      1995

RECONCILIATION OF NET (LOSS)
   TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES
     Net (loss) before extraordinary item              $(313,827)
$(231,292)      $(82,726)
     Extraordinary item                    46,654      0            0
     Adjustments to reconcile net (loss) to
       net cash provided by (used in) operating
       activities:
       Depreciation                             0      12,676         13,175
       Depletion                                  2,209  12,676       13,175
       Basis of producing properties sold              212,306   142,396
    0
       Basis of noncurrent marketable securities       4,922        0
    0

       Change in working capital components:
          Increase (decrease) in notes payable           18,000  18,000
 18,000
          Increase (decrease in accounts payable
            and accrued expenses                          26,218        45,155
        43,050

       Net cash provided by (used in)
         operating activities                     $    3,518     $    (389)
      $  4,674














See notes to financial statements.

                                 -26-
                       CHEYENNE RESOURCES, INC.

               Notes to Unaudited Financial Statements


1.   Significant Accounting Policies

     The Company operates principally in one industry; the exploration for, development and production of, and investment in, oil and gas properties. These operations involve active participation in drilling for oil and gas, sale of subsequent production and buying and selling the right to explore for and produce the resources from landowners' property.

     Allowances for collection losses:
     The Company follows the policy of providing an allowance for collection losses when, in the opinion of management, there is an uncertainty as to the collectibility of any of the accounts or notes receivable.

     Exploration and development costs:
     The Company uses the successful efforts method of accounting whereby development costs, whether productive or nonproductive, are capitalized and amortized using the unit-
     of-production method. All geological and geophysical costs are expensed as incurred and all exploratory drilling costs are initially capitalized and costs of unsuccessful wells are charged to expense when they are determined to be nonproductive.

     Methods of depletion:
     Depletion is computed by the unit-of-production method on producing properties. Such depletion is based on geological estimates of proven primary reserves.

     Equipment accounting policies:
     Depreciation is computed by the straight-line method on the cost of the office furniture and equipment based on their estimated useful lives ranging from 3 to 5 years.
     Depreciation on the oil production equipment is computed by the unit-of-production method.

     Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of equipment which are sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any resulting gains or losses are reflected in operations.

     Cash and Cash Equivalents:
     Cash and cash equivalents consist of cash in banks and cash investments in immediately available interest bearing accounts.



                                 -27-
                       CHEYENNE RESOURCES, INC.

               Notes to Unaudited Financial Statements


     Pervasiveness of Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

     Earnings per share:
     The earnings per share data (to the nearest cent) has been computed on the basis of the weighted-average number of common shares and common equivalent shares outstanding during each period.

2.   Noncurrent Marketable Securities

     Noncurrent securities with a carrying value of $4,922 were written off at December 31,
     1996.

3.   Notes Payable Directors

     At December 31, 1997 and 1996, the Company had notes payable to two of its directors for $24,300. This loan has been outstanding since February, 1987.

4.   Long-term Debt

     The following is a summary of the Company's long-term borrowings at December 31,
     1997 and 1996:

                    Interest
     Due to                Rate    Maturity            1997             1996

     Individual          10.5%        Demand             -0-          $30,350

     (a) Note payable to a shareholder and former director of the Company. The note is due on
     demand and is unsecured. The note and accrued interest were settled for $10,000 in 1997, resulting in a gain of $46,654.





                                 -28-
                       CHEYENNE RESOURCES, INC.

               Notes to Unaudited Financial Statements


5.   Notes Payable Officers

     At December 31, 1997, the Company has a note payable of $547,378 to its two officers that are on salary which represents back wages and expenses due them. The note bears interest at 8%. The note is due on demand and is collateralized by producing oil and gas properties with a carrying value of $157,884 at December 31, 1997.

6.   Income Tax Matters

     At December 31, 1997, the Company has approximately $1,900,000 in net operating loss carryforwards available to offset future taxable income. The carryforwards expire as follows:

          December 31, 1998                     355,000
          December 31, 1999                     232,000
          December 31, 2000                     406,000
          December 31, 2001                     360,000
          December 31, 2002                     547,000
                                      $1,900,000

     The Company also has investment tax credit carryforwards of approximately $65,000 at
     December 31, 1997 that expire from December 31, 1994 through 2000.

     The Company follows the policy of expensing intangible drilling costs for income tax purposes whereas such costs are capitalized for financial reporting purposes. Deferred income taxes have not been provided on this timing difference because the income tax effect of the operating loss carryforwards, which are expected to reverse during the carryforward period, exceeds the deferred income tax credits which would otherwise have been recorded if, and to the extent that, the loss carryforwards are utilized in future years.

     The 1975 Tax Reduction Act (the Act), among other provisions, generally provides for the repeal of the statutory (percentage) depletion allowance for tax years ending after
     1974. However, the Act exempts certain companies from such repeal. Since the Company continues to qualify under the exemption provided, the Act has had no effect on the
     Company.

     Due to a lack of funds to pay for professional services, the Company has not filed income tax returns for the years December 31, 1988 to December 31, 997. The Company incurred losses during these periods or had net operating loss carryforwards to offset any taxable income during this time period.
                                 -29-
                       CHEYENNE RESOURCES, INC.

               Notes to Unaudited Financial Statements



7.   Major Customers

     Sales for the periods ended December 31, 1997, 1996 and 1995 include sales to major customers, each of which accounted for 10% or more to the total sales of the Company for each period.

          Major Customer

     Year ended December 31, 1997:
          Western Production Company                   $142,422

     Year ended December 31, 1996:
          Western Production Company                      74,624

     Year ended December 31, 1995:
          Western Production Company                      73,057

8.   Capital Stock Matters

     On March 16, 1982, the Board of Directors approved the adoption of an Incentive Stock
     Option Plan. The Incentive Stock Option Plan was subsequently approved by the
     Company's shareholders at its annual meeting held on August 12, 1982. Incentive stock options were then granted to the Company's president and vice president in charge of finance in the amount of 200,000 shares each, exercisable at $.50 per share. At December
     31, 1987, 600,000 shares of the Company's $.01 par value common stock have been granted under the new Incentive Stock Option Plan, none of which were exercised at
     December 31, 1997 and 1996.












                                 -30-










                       CHEYENNE RESOURCES, INC.

                 Unaudited Supplementary Information
                      December 31, 1997 and 1996
             Years ended December 31, 1997, 1996 and 1995






























                                 -31-










           The following financial statements are unaudited


































                                 -32-
                       CHEYENNE RESOURCES, INC.

         Unaudited Capitalized Costs Relating to Oil and Gas
                         Producing Activities
                      December 31, 1997 and 1996




                                       1997                     1996

Producing oil and gas properties                  $460,196
 $1,213,705

Nonproducing oil and gas properties                    31,439
 31,439

Oil production equipment                                 0
     413,237

                                      491,635             1,658,381


Less accumulated depletion
and depreciation                             302,312              1,160,987

     Net capitalized costs                        $489,323
 $   497,394





















                                 -33-
                       CHEYENNE RESOURCES, INC.

           Unaudited Costs Incurred in Oil and Gas Property
         Acquisition, Exploration, and Development Activities
             Years ended December 31, 1997, 1996 and 1995



                                       1997        1996      1995

Acquisition of properties:
     Producing                        $50,000        $0        $0
     Nonproducing

Exploration costs                                0      0            0

Development costs                                     0    0              0
                                      $50,000        $0        $0



























                                 -34-
                       CHEYENNE RESOURCES, INC.

       Unaudited Results of Operations for Producing Activities
             Years ended December 31, 1997, 1996 and 1995




                                      1997        1996     1995

Revenues, oil and gas sales                       $73,149 $84,508
$87,832

Production costs                            38,452     53,305         61,825
Exploration expenses                                  0  0               0
Depreciation, depletion and
     amortization                              2,209    25,352         26,350
                                        40,661     78,657         88,175

     Income (Loss) before income taxes            32,488 5,851        (343)

Income tax expense                               0      0           0

Results of operations from producing
     activities (ex-cluding corporate
     overhead and interest costs)                 $32,488 $ 5,851    $  (343)




















                                 -35-
                       CHEYENNE RESOURCES, INC.

                Unaudited Reserve Quantity Information

At December 31, 1997, the Company did not have reserve information to prepare reserve schedule or standardized measures of discounted future net cash flows related to proven oil and gas reserves.






































                                 -36-








                       CHEYENNE RESOURCES, INC.

                    Financial statement Schedules
             Years ended December 31, 1997, 1996 and 1995

































                                 -37-










           The following financial statements are unaudited


































                                 -38-
                          CHEYENNE RESOURCES, INC.

                SCHEDULE V - UNAUDITED PROPERTY AND EQUIPMENT

Column A                 Column B  Column C            Column D
Column E         Column F
                         Balance at                       Other changes
 Balance at
                         Beginning                Retirements
Debit or           End of
Classification                of Period    Additions     or Sales
(Credit)         Period

For the year ended
 December 31, 1997:
    Properties:
      Producing                    $1,213,705          50,000(b) 803,509(a)
        0            460,196
      Nonproducing             31,439       0          0                     0
           31,439
    Equipment:
      Office furniture and
        Equipment              33,394       0          0                     0
           33,394
      Oil production equipment      413,237                     0
413,237(a)             0                         0

                         $1,691,775      50,000        1,216,746
0          525,029

For the year ended
 December 31, 1996:
    Properties:
      Producing                    $1,429,743          0         216,038(a)
        0            1,213,705
      Nonproducing             31,439        0         0                     0
           31,439
    Equipment:
      Office furniture and
        Equipment              33,394        0         0                     0
           33,394
      Oil production equipment           520,390                0
107,153(a)             0               413,237

                         $2,014,966               0         323,191
        0        1,691,775

For the year ended
 December 31, 1996:
    Properties:
      Producing                    $1,429,743          0         0
      0              1,429,743
      Nonproducing             31,439        0         0                     0
           31,439
    Equipment:
      Office furniture and
        Equipment              33,394        0         0                     0
           33,394
      Oil production equipment      520,390                     0
   0                  0               520,390

                         $2,014,966               0                  0
             0        2,014,966

                                    -39-
                          CHEYENNE RESOURCES, INC.

             SCHEDULE VI -ACCUMULATED DEPLETION OF PROPERTY AND
                    ACCUMULATED DEPRECIATION OF EQUIPMENT

Column A                 Column B  Column C       Column D
Column E         Column F
                         Balance at                       Other changes
 Balance at
                         Beginning         Retirements       Debit or   End of
Classification                of Period    Additions   or Sales
(Credit)           Period

For the year ended
 December 31, 1997:
    Properties:
      Producing                    $844,454            2,209    544,351
        0            302,312
      Nonproducing                0          0        0                 0
          0
    Equipment:
      Office furniture and
        Equipment              33,394        0        0                 0
      33,394
      Oil production equipment      316,532                     0    316,532
             0                        0

                         $1,194,380        2,209    860,883
0           335,70
For the year ended
 December 31, 1996:
    Properties:
      Producing                    $938,556            12,676    106,778
             0            844,454
      Nonproducing                0          0        0                 0
          0
    Equipment:
      Office furniture and
        Equipment              33,394        0        0                 0
      33,394
      Oil production equipment      374,573            12,676       70,717
             0               316,532

                         $1,346,523      25,352    177,495
0         1,194,380

For the year ended
 December 31, 1995:
    Properties:
      Producing                    $925,381            13,175        0
        0            938,556
      Nonproducing                0          0        0                 0
          0
    Equipment:
      Office furniture and
        Equipment              33,394        0        0                 0
      33,394
      Oil production equipment      361,398            13,175              0
             0               374,573

                         $1,320,173      26,350              0
0         1,346,523

                                    -41-

                       CHEYENNE RESOURCES, INC.

            SCHEDULE V - UNAUDITED PROPERTY AND EQUIPMENT


(a)  Cost of property sold or traded

(b)  Purchase of producing overriding royalty interests.





































                                 -40-
                       CHEYENNE RESOURCES, INC.

        SCHEDULE X - UNAUDITED SUPPLEMENTARY INCOME STATEMENT
                             INFORMATION


     Column A                            Column B

        Item                             Charged to Costs and Expenses

                                      Year Ended December 31,
                                1997         1996          1995

Maintenance and repairs                 *               *            *
Depreciation                          2,209            12,676         13,175
Amortization                            *               *            *

Taxes, other than income taxes:
     Payroll                            *               *            *
     Property                           *               *            *
     Severance and production            7,972         1,181          10,383
Royalties                            *                *         *
Advertising                             *               *            *



* Less than 1% of revenue


















                                 -42-