Form 10KSB
period 1999-12-31
CHEYENNE RESOURCES INC
filed 2001-07-10
CIK 313353

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 1999


                          Commission file number 0-9154

                            Cheyenne Resources, Inc.
                             -------------------
                 (Name of small business issuer in its charter)
        Wyoming                                    83-0211506
        --------                                   ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1111 E. Lincolnway, Suite 215, Cheyenne, WY 82001
- -------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (307) 632-6437
                                      -----------------
Securities registered under Section 12(b) of the Exchange Act: None
                                                               -----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes      No     X
           ----       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $27,607
                                                           ---
As of December 31, 1999, 3,517,530 shares of the Company's Common Stock, .01 par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

The number of shares of Common Stock of the registrant outstanding as of December 31, 1999, were 25,486,289. Documents incorporated by reference. None

                            CHEYENNE RESOURCES, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         4
     Item 3.   Legal Proceedings                                               6
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        7
     Item 6.   Management's Discussion and Analysis or Plan of Operation       8
     Item 7.   Financial Statements                                           10
     Item 8. Changes in and Disagreements With Accountants on Accounting 10 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              10
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 13
     Item 12.  Certain Relationships and Related Transactions                 16
     Item 13.  Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                    19

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

     In 1999 the Company entered into a memorandum of understanding to obtain a 25% interest in Cayenne Records, Inc., which has a 75% interest in NL Records of Nashville, Tennessee. This transaction was rescinded in 2000 due to inability of seller to produce records and data. No value has been recorded in the financial statements. The Company issued 11,473,711 shares of common stock for this interest.

     The Company also entered into an Agreement with Tiger Exploration to acquire the Dixie Gas Field and interests in the Stephens and and Lick Creeds Fields for 12,000,000 shares of common stock. Title and production data could not be verified or produced, and so no value of assets cuold be carried. No income was ever received.

     In June 2000, the Company rescinded its memorandum of understanding with Cayenne Records, Inc. In June 2000, the Company also rescinded its memorandums of understanding to acquire Dixie Gas Field and Interest in Stephens and Lick Creek Fields. No value has been recorded in this financial statement for these acquisitions. Of the 23,473,711 shares saved for the above referenced transactions , all but 2,623,838 shares have been returned as of March 29, 2001.

Financial Information about Industry Segments
---------------------------------------------

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

Employees
---------

     The  Company  employs  one  part-time  employee.   In  addition,   Cheyenne
Resources, Inc., retains on an as needed basis consultants in the field of petroleum engineering, geology, land acquisitions, administration and field operations.

Competition
-----------

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

     The business of the Company is seasonal only to the extent that weather conditions, particularly snow and cold, impede the ability of the Company or others who may be developing properties in which it has an interest to conduct exploratory activities or drilling.

Customers
---------

     During the years ended December 31, 1999, 1998,and 1997 the Company's revenues from oil and gas sales were 22%, 88% and 42% respectively of the Company's total revenue. For further description of the Company's major customers, see Note 7 of the Notes to Financial Statements.

Regulation
----------

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

Item 2. Properties
------------------

General
-------

     As of December 31, 1999, the Company owns various interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming and Colorado. Additionally, the Company has non-producing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's non-producing leases and non-producing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

     Most fee leases are for a term of three to ten years; are burdened by a landowner's royalty of 12.5% to 18.75% and, in some instances, an overriding royalty of up to 6.25% and provide for bonus payments to the landowner upon transfer of the lease interest and annual rentals of $.50 to $1.00 per acre. Fee leases sometimes provide that the lessee drill or arrange for the drilling of an exploratory well on or before a certain date. The granting of leases on land owned by the federal government is regulated by the United States Department of the Interior, Bureau of Land Management (the "BLM"). Generally, BLM leases have a term of ten years, are burdened by a 12.5% royalty, require no bonus payments and, at present rates, provide for annual rentals of $1.00 per acre. Leases on federal land overlying known geological structures ("KGS") are from time to time made available for competitive bidding by the United States Geological Survey (the "USGS") and are more costly to acquire and carry. At present, the Company does not have an interest in any KGS land. In most states, the terms, acquisition procedures, and other regulations with respect to leases on state-owned land are analogous to those with respect to land owned by the federal government.

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

Sales of Producing Oil and Gas Properties
-----------------------------------------

     The Company has acquired oil and gas leases, mineral interests, working interests and overriding royalty interests in oil and gas properties in the states of Oklahoma and Wyoming.
These properties are held for resale to others, for exploration and development (primarily on a joint venture) or farmout. The Company has received the following proceeds from the sale of oil and gas property interests:

          Year Ending              Proceeds
          December 31              Received
          -----------              --------
          1995                      -0-
          1996                   3,300
          1997                  99,000
          1998                      -0-
          1999                  14,501

Net Productive and Dry Wells Drilled
------------------------------------

     The Company has participated in drilling net productive and net dry wells as follows:
                           Productive wells Dry wells
                    Development Exploratory  Development Exploratory
                    Gross          Net       Gross          Net
                    -----          ---       -----          ---

Year ended
December 31,
1999                -0-            -0-        -0-          -0-

Year ended
December 31,
1998                -0-            -0-         2         18.75%


     The Company's net revenues from the production of proved developed oil and gas reserves are as follows:

Year ended    Year ended    Year ended    Year ended   Year ended   Year ended
December 31,  December 31,  December 31,  December 31, December 31, December 31,
1994          1995          1996          1997         1998         1999
----          ----          ----          ----         ----         ----

$103,762      $87,832        $84,508      $73,149      $9,819       $6,019

     At December 31, 1999, the Company owns only overriding royalty or mineral interests. The Company's reserves are not considered a material amount and has not obtained reserve estimates on these interests.

Developed Acreage
-----------------

     As of December 31, 1999,  the  Company's  total gross and net developed oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

                                             Developed Acres
     Location                           Gross            Net
     --------                           -----            ---

     Lease interests
     Oklahoma                              730           189

     Overriding royalty interests
       Wyoming                          16,348         1,192
       Colorado                            840            67
                                        ------         -----
          Total                         17,918         1,448
                                        ======         =====

Undeveloped Acreage
-------------------

     As of December 31, 1999, the Company's  total gross and net undeveloped oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

                                               Undeveloped Acres
     Location                                Gross            Net
     --------                                -----            ---

     Overriding royalty interests
          Wyoming                          6,830                 274

Item 3.  Legal Proceedings
--------------------------

     There are no known legal proceedings which the Company has been named as a party to at December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There have been no matters submitted to shareholders during the year ended December 31, 1999.

                               PART II

Item 5. Market for the  Registrant's  Common Stock and Related  Security  Holder
--------------------------------------------------------------------------------
Matters
-------

     The Company no longer meets the net asset or equity requirements of NASDQ and is traded on the "Bulletin Board" and will be listed there until the Company can requalify on the Over-The-Counter Market. The range of low and high bid and ask quotations for each quarterly period during 1999 as reported by the "Bulletin Board" was as follows:

                                                 Bid Prices
Fiscal Quarters                               Low       High
---------------                               ---       ----

January - March 1999                         .00       .01
April - June 1999                            .00       .3125
July - September 1999                        .06       .15
October - December 1999                      .03       .11

                                                Ask Prices
Fiscal Quarters                               Low       High
---------------                               ---       ----

January - March 1999                         .00       .01
April - June 1999                            .00       .55125
July - September 1999                        .09       .16
October - December 1999                      .05       .13

     The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 1999, there were approximately 2,996 record holders of the Company's $0.01 par value common stock. Shares held in street name appear in the above tabulation as one record holder for each broker holding street name shares.

     The Company has not paid any dividends and does not intend to do so for the foreseeable future.

Item 6. Managements  Discussion and Analysis of financial  Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

 Selected Financial Data
-------------------------------

                       CHEYENNE RESOURCES, INC.

                                           Year Ended December 31,
                             1999        1998        1997        1996       1995
                             ----        ----        ----        ----       ----

Revenue                   $27,607      $ 10,659    $ 172,149  $ 81,808   $87,832

Income (loss ) from
 continuing operations
 before extraordinary
 credit                  (173,475)      (94,958)    (313,827) (231,292)  (82,726)
Extraordinary
  income (b)              699,657         0           44,654         0         0
Interest (net)              3,252       (44,351)     (42,190)        0         0

Net Income (loss)         526,182       (94,958)    (267,173) (231,292)( 82,726)

Per share: (c)
  Income (loss) from
  continuing operations
  before extraordinary
  credit                     (.01)         (.00)       (.01)       (.01)       0

Net Income (loss)            (.02)         (.00)       (.01)       (.01)       0

Cash dividends paid             0           0           0            0         0

Total assets               95,319       192,891      235,321    512,833  680,970

Long-term debt                  0             0        0         30,830   30,830

(a) The  information  for 1996 and 1995 is unaudited.

(b) The extraordinary credit for 1999 represents debt to officers and directors that was forgiven. The extraordinary credit for 1997 represents the settlement of a note payable at less than the recorded amount.


(c) Earnings per share data has been computed in the weighted-average number of common shares and common equivalent shares outstanding during each year. The common stock equivalent share consist of outstanding common stock options and warrants.

     The Company is attempting to find a merger partner or acquire producing properties for stock. Oil and gas revenues will be down significantly in 1999 due to the sale of the Company's major overriding royalty property in Wyoming and lower than anticipated production levels from the Texas mineral interest and the lower oil and gas prices in 1999.

     The working capital deficit of $177,626 at December 31, 1999, is the result of old accounts payable to vendor and accrued salary and interest due to officers for services. Without better oil prices and increased production this deficit will continue into 2000.

     THE FOLLOWING IS A TABULAR RECAP OF THE CHANGES IN ALL REVENUE AND EXPENSE ITEMS COMPARING 1998 TO 1999.

                                             Increase
Revenue                                     (Decrease)          % Change
-------                                     ----------          --------

Sale of producing and non producing
lease interests                            $13,661              162.63%

Oil royalty and oil and gas working
interest income                             (3,800)              38.71%

Operating Expenses
------------------

Cost of producing properties sold           93,190              100.00%

Production costs                             1,094               51.70%

Depletion expense                             (570)             (38.70%)

Administrative expense                      68,469              205.76%

Financial expense, net                     (41,223)           (3576.69%)

The net loss for 1999 was $621,140 higher than in 1998.

REVENUES:

     Sales of producing properties were up $13,661 in 1999 due to the sale of the Company's main overriding royalty property in Wyoming in the first quarter of 1999. Oil and gas revenues in 1999 are down $3,800 from 1998 due to lower productions levels and prices in 1999.

EXPENSES:

     The production costs in 1999 were higher due to the purchase of producing working interest property. Depletion expense was lower due to lower production in 1999 as compared to 1998. Administrative costs were higher in 1999 as there were several changes in administrative personnel and the Company incurred auditing costs for prior years audit in 1999. Interest expense in 1999 was $41,223 lower due tonotes to officers and directors were forgiven or exchanged for stock in 1999.

NET INCOME:

     The net loss in 1999 is $621,140 higher due to the forgiveness of debt of $699,657 in 1999.

Item 7 - Financial Statements
- - -----------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The response to this item is submitted as a separate section of this report.

Item 9.Changes in and with Accountants on Disagreements of Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     Michael Johnson & Co. LLC, CPA's were engaged as auditors for 1998 and 1999. There was no prior auditor during the previous five years. There is and was no disagreement with an auditor or the or the Company in relation to any Accounting Matters or Financial Disclosure.

                               PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The executive officers and directors of the Company are:

Name                                 Position                          Age
----                                 --------                          ---

Robert R. Spatz          President, Assistant-Treasurer and Director        75

Warren J. Hickman        Vice-President and Director                        70

Don Goddard              Director                                           44

Randall L. Reichert      Director                                           52


     Robert R. Spatz has been the President and a director of the Company since 1970, devoting substantially full time to the affairs of the Company. He was employed by Discovery Oil, Ltd. as office manager & land man in addition to his position with the Company from April 1976 to September 1 1979. Since the mid 80's, when the oil crisis occurred, Mr. Spatz his been the only employee. Mr. Spatz attended the University of Wyoming, but did not finish. He was a Director of First Wyoming Bank North in Cheyenne, Wyoming for eight years. Mr. Spatz was born in Laramie County, Wyoming and has lived there all his life.

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

     Don Goddard received an associates degree from Aims Community College in Liberal Arts, and Bachelors of Science from Colorado State University in Social Science and Business. 1983-1986 Became a Registered Representative in the securities industry with Wallstreet West Inc. 1986- 1997 worked for Gilbert Marshall Inc. as a Registered Representative in the securities industry. 1986-1988 worked with Vetline Inc. on taking the company public then became head of the wholesale division and public relations. In the past and present Mr. Goddard has served on the board of directors for companies both private and public. Presently Mr. Goddard is a consultant on estate and business planning. He became a director of the Company in 1997.

     Randall L. Reichert has received the following degrees: A.S.-Hazardous Materials Management from Front Range Community College, Denver, Co., B.S.-Geology, University of North Dakota, Grand Forks, ND, M.S.-Geology, Western Michigan University, Kalamazoo, MI, M.S.-Rangeland Ecosystem Science, Colorado State University, Fort Collins, CO. Mr. Reichert is presently serving as range conservation specialist for the Rangeland Ecosystem Science Dept, Colorado State University, Fort Collins, CO. Mr. Reichert also has previous experience as program coordinator, graduate teaching assistant, environmental geologist, well development coordinator, credentials administrator, sales and marketing manager, senior petroleum geologist, graduate teaching/research assistant and assistant supervisor and field geologist. He has been a director of the Company since 1997.

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

Item 11. Management Remuneration and Transactions
-------------------------------------------------

Remuneration
------------

     The following information is set forth with respect to all remuneration paid by the Company during the year ended December 31, 1999 to the Company's five most highly paid executive officers or directors whose total remuneration exceeded $50,000, and to all directors and officers as a group:



                                                      Securities
                                                      or Property,  Aggregate of
Name of                                               Insurance     contingent
individual                            Salaries, fees  benefits or   forms of
or number of                          directors' fees reimbursement remuneration
persons in     Capacities             commissions,    personal      and proposed
group          in which served  Year  and bonuses     benefits      remuneration
-----          ---------------  ----  -----------     --------      ------------

Robert R. Spatz   President,    1999    $34,000          $3,467         (1)
                  Assistant-    1998     12,000           4,245          0
                  Treasurer &   1997         0              0            0
                  Director

================================================================================

Warren J. Hickman Vice-         1999     $1,200             0            0
                  President and 1998         0              0            0
                  Director      1997         0              0            0
================================================================================

Don Goddard       Director      1999    $19,950             0            0
                                1998         0              0            0
                                1997         0              0            0
================================================================================
Randall L. Reichert Director    1999     $8,600             0            0
                                1998         0              0            0
                                1997         0              0            0
================================================================================


All directors and
officers as a group
(6 Persons) (2)                       $63,750      $3,467         (1) and (2)



                                  LONG TERM COMPENSATION
                                  ----------------------
                                       Options
                        Restricted     & SARs
                        Stock          LTIP          LTIP           Other
                        Awards         Payouts       Payouts        Compensation
                        ------         -------       -------        ------------

Robert R. Spatz         None           None          None           None

Warren J. Hickman       None           None          None           None

Don Goddard             None           None          None           None

Randall L. Reichert     None           None          None           None

     All directors and officers as a group received no shares as additional compensation

        Option/SAR Granted During the Last Fiscal Year
        ----------------------------------------------
        Registrant does not have a stock option or stock appreciation rights plan. Therefore this section is not applicable.

        Long Term Incentive Plans/Awards in Last Fiscal Year

        Registrant has no long-term incentive plans and consequently has made no such awards, except as set forth under Long Term Compensation above.

     (1) None of the current directors of the Company will devote their full time to the management of the Company, Robert Spatz will devote substantially full time to the Company. Mr. Spatz was being paid a salary of $34,000 for the calendar year 1999.

     (2) All of the persons named above are included in the group.

     The Company expects to engage the services of geological consultants and land brokers on a fee plus expenses (travel, lodging and meals) basis. The Company intends to pay its non- salaried officers and directors for attending directors' meetings at the rate of $200 per person per month.

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


 Stock purchase Plans; Profit Sharing and Thrift Plans
 -----------------------------------------------------

     Presently  the  Company has no stock  purchase  plans,  profit-sharing   or
thrift plans.

Options, Warrants or Rights
---------------------------

     None outstanding

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of December 31, 1999, the information with respect to Common Stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's Common Stock, $0.01 par value, and of all Officers and Directors as a group:

                                Amount and Nature
                                  of Beneficial
Name and Address                   Interest            Percent of Class
----------------                   --------            ----------------

Robert R. Spatz                    1,066,080 (1)          4.2%
2846 Kelly Drive                   Direct and
Cheyenne, Wyoming 82001            Beneficial

Robert J. Connaghan                2,062,495 (2)          8.1%
2803 Carey Avenue                  Direct and
Cheyenne, Wyoming 82001            Beneficial

Berge Exploration, Inc.              630,827 (3)          2.5%
8774 Yates Dr., Ste. 100           Direct and
Westminister, CO 80030             Beneficial

Berge Enterprises, Inc.              904,500 (3)          3.5%
5862 Owens St.                     Direct and
Arvada, CO 80004                   Beneficial

Whiting Enterprises, Inc.            914,500 (3)          3.6%
5855 Parfet St.                    Direct and
Arvada, CO 80004                   Beneficial

Officers and Directors             3,517,530             13.8%
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

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management
----------------------------

     During the year ended December 31, 1999, there were no material transactions between the Company and any of the Officers and Directors of the Company except for the payments of salaries directors' fees, expense reimbursement,  and other  renumeration  described  previously  within this Form
10-K.

Indebtedness of Management
--------------------------

     Presently, no officers or directors of the Company are indebted to the Company.

Transactions with Pension or Similar Plans
---------------------------------------

     Presently, the Company has no pension or similar plans.

                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K

     (a) (1), (2) and (3). The response to this portion of Item 14 is submitted as a separate section of this report @ F-1 through F-10.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed for the Company for events occurring during the fourth quarter of the year ended December 31, 1999.

     (c) See Item 14 (a) above

     (d) The response to this portion of Item 14 is submitted as a separate section of this report.

                              SIGNATURE

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHEYENNE RESOURCES, INC.
                                      ------------------------
                                           (Registrant)



Date:     June , 2001               By:/s/Robert R. Spatz
                                      -------------------
                                      Robert R. Spatz
                                      President, Assistant-Treasurer
                                      and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Robert R. Spatz            President, Assistant-             June , 2001
Robert R. Spatz               Treasurer and Director


/s/Warren J. Hickman          Vice-President and Director       June , 2001
Warren J. Hickman


/s/ Don Goddard               Director                          June , 2001
Don Goddard


/s/Randall L. Reichert        Director                          June , 2001
Randall L. Reichert

                       CHEYENNE RESOURCES, INC.

                     INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report                                                              F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                         F-6 - F-10

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                   For Years Ended December 31, 1999 and 1998

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


Board of Directors
Cheyenne Resources, Inc.
Cheyenne, WY


We have audited the accompanying balance sheets of Cheyenne Resources, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cheyenne Resources, Inc., as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's recurring losses from operations, its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations and its stockholder's capital deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


Denver, Colorado
March 29, 2001
/s/Michael Johnson & Co. LLC



                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                           December 31, 1999 and 1998



                                                                                        1999                1998
                                                                                        ----                ----

ASSETS:

Current Assets:
  Cash                                                                                     $ 1,562            $ 5,041
                                                                                   ----------------    ---------------
     Total Current Assets                                                                    1,562              5,041
                                                                                   ----------------    ---------------

Other Assets:
    Producing properties, at cost
     - net of depletion, 287,911 in 1999, 303,784 in 1998                                   62,318            156,412
    Nonproducing properties, at cost                                                        31,439             31,439
                                                                                   ----------------    ---------------
                                                                                            93,757            187,851
                                                                                   ----------------    ---------------

TOTAL ASSETS                                                                              $ 95,319           $192,892
                                                                                   ================    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable                                                                        $ 72,489           $ 83,083
  Accrued interest payable                                                                  30,498            336,691
  Notes payable - shareholders                                                              76,201            583,678
                                                                                   ----------------    ---------------
   Total Current Liabilities                                                               179,188          1,003,452
                                                                                   ----------------    ---------------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 49,060,000 and issued in 1999,
   24,276,289 issued and outstanding in 1998                                               490,600            242,763
  Additional paid-in capital                                                             3,132,285          3,179,613
  Treasury stock                                                                            (2,500)            (2,500)
  Retained deficit                                                                      (3,704,254)        (4,230,436)
                                                                                   ----------------    ---------------
Total Stockholders' Equity                                                                 (83,869)          (810,560)
                                                                                   ----------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 95,319           $192,892
                                                                                   ================    ===============

The accompanying notes are an intergral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                            Statements of Operatons
                 For the Year Ended December 31, 1999 and 1998

                                                                                   1999                       1998
                                                                              ---------------            ---------------

REVENUES:
Producing and nonproducing properties                                               $ 14,501                      $ 840
Oil royalty/gas, working interest income                                               6,019                      9,819
                                                                              ---------------            ---------------
                                                                              ---------------            ---------------
  Total revenues                                                                      20,520                     10,659
                                                                              ---------------            ---------------

OPERATING EXPENSES:
Dry hole costs                                                                             -                     25,495
Cost of producing lease                                                               93,190                          -
Production costs                                                                       2,116                      1,022
Depletion costs                                                                          903                      1,473
Noncurrent marketable sec.                                                                 -                          -
Administrative expenses                                                              101,745                     33,276
                                                                              ---------------            ---------------
  Total Operating Expenses                                                           197,954                     61,266
                                                                              ---------------            ---------------

Loss from Operations                                                                (177,434)                   (50,607)
                                                                              ---------------            ---------------

OTHER INCOME/EXPENSES:
Interest and other income                                                                124                        522
Other income                                                                           7,087                          -
Interest expense                                                                      (3,252)                   (44,873)
                                                                              ---------------            ---------------
  Total Other Income/Expenses                                                          3,959                    (44,351)
                                                                              ---------------            ---------------

Net Loss before extraordinary items                                                 (170,223)                   (94,958)

Extraordinary item, - debt forgiveness                                               699,657                          -
                                                                              ---------------            ---------------

NET PROFIT (LOSS)                                                                   $526,182                  $ (94,958)
                                                                              ===============            ===============

Weighted average number of
  shares outstanding                                                              24,667,955                 24,276,289
                                                                              ===============            ===============

Net Profit (Loss) Per Share                                                           $ 0.01                    $ (0.01)
                                                                              ===============            ===============

The accompanying notes are an intergral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998

                                                                       1999                 1998
                                                                  ---------------       --------------

Cash Flows From Operating Activities:
  Net Income (Loss)                                                    $ 526,182             $(94,958)
  Debt Forgiveness                                                      (699,657)                   -
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depletion Expense                                                          903                1,472
   Changes in assets and liabilities:
     (Decrease) Increase in accounts payable                             (10,594)             (45,264)
     (Decrease) Increase in accrued expenses                             173,937               85,793
                                                                  ---------------       --------------
                                                                         164,246               42,001
                                                                  ---------------       --------------
Net Cash Used in Operating Activities                                     (9,229)             (52,957)
                                                                  ---------------       --------------

Cash Flow From Investing Activities:
  Basis of producing properties                                                -                    -
  Proceed/purchases of properties                                              -                    -
                                                                  ---------------       --------------
  Net Cash Provided By Investing Activites                                     -                    -
                                                                  ---------------       --------------

Cash Flow From Financing Activities:
  Proceeds from sale of common stock                                       5,750                    -
  Proceeds from note payable                                                   -               12,000
  Principal payments on long-term debt                                         -                    -
                                                                  ---------------       --------------
  Net Cash Provided By Financing Activites                                 5,750               12,000
                                                                  ---------------       --------------

(Decrease) in Cash                                                        (3,479)             (40,957)

Cash and Cash Equivalents - Beginning of period                            5,041               45,998
                                                                  ---------------       --------------

Cash and Cash Equivalents - End of period                                $ 1,562              $ 5,041
                                                                  ===============       ==============


Supplemental Cash Flow Information:
  Interest paid                                                            $ 124             $ 12,573
                                                                  ===============       ==============
                                                                  ===============       ==============
  Taxes paid                                                                 $ -                  $ -
                                                                  ===============       ==============


Noncash Transactions:
Issuance of 2,250,000 of common stock for                                194,759                    -
  settlement of notes payables

The accompanying notes are an intergral part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                 Statements of Changes in Stockholders' Deficit
                                                                        Additional
                                                   Common Stock               Paid-In       Treasury        Retained
                                               Shares         Amount          Capital         Stock         Deficit           Totals
                                               ------         ------          -------         -----         -------           ------


Balance -  December 31, 1996                   24,276,289      $242,763       $3,179,613     $ (2,500)      $(3,821,651) $ (401,775)

Net loss                                                -             -                -            -          (313,827)   (313,827)
                                               ----------       -------        ---------       ------         ---------     --------
Balance - December 31, 1997                    24,276,289       242,763        3,179,613       (2,500)       (4,135,478)   (715,602)
                                               ----------       -------        ---------       ------         ---------     --------
Net loss                                                -             -                -            -           (94,958)    (94,958)
                                               ----------       -------        ---------       ------         ---------     --------
Balance - December 31, 1998                    24,276,289       242,763        3,179,613       (2,500)       (4,230,436)   (810,560)
                                               ----------       -------        ---------       ------         ---------     --------
Issuance of common stock for
 for debt                                       2,250,000        22,500          172,259            -                 -     194,759
Issuance of common stock for
 cash                                             100,000         1,000            4,750            -                 -       5,750
Stock issued for acquisition of  interests
 in properties (See Note 9)                    23,373,711       233,737         (233,737)           -                 -           -
Net Income                                              -             -                -            -           526,182     526,182
                                               ----------       -------        ---------       ------         ---------     --------
Balance - December 31, 1999                    50,000,000       500,000       $3,122,885     $ (2,500)      $(3,704,254)  $ (83,869)
                                               ==========       =======        =========       ======         =========     ========

The accompanying notes are an intergral part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                       Accounts Payable and Notes Payable
                      For the Year Ended December 31, 1999


                                                                       Stock Issued
                            Balance                         Debt           for         Stock Issued
Acct Payables              12/31/98        Payments       Forgiven     Liab Payable     For Debt        Accruals         Totals
-------------              --------        --------       --------     ------------     --------        --------         ------


Sante Fe Minerals             5,649.49             -               -              -              -               -        5,649.49
Warren Hickman               20,500.00             -       14,870.00       1,930.00       2,500.00          800.00        2,000.00
Bonds & Mathews               2,082.89             -               -              -              -               -        2,082.89
J H Borgerding                8,940.67             -               -              -              -               -        8,940.67
Sunrise Building              6,920.00             -               -              -              -               -        6,920.00
Newox Enterprises            11,494.14             -        7,845.14       1,149.00       2,500.00               -           (0.00)
Jack Austin & Co.            13,206.76             -               -              -              -               -       13,206.76
Hanes & Burke                 2,580.66             -               -              -              -               -        2,580.66
H T Cook                        200.00             -               -              -              -               -          200.00
Kell Well Royalty - Owner     3,783.32             -               -              -              -               -        3,783.32
Atomic Oil                      275.00             -               -              -              -               -          275.00
June King                     8,750.00             -        4,610.00         790.00       2,500.00        1,200.00        2,050.00
Michael Johnson                      -             -               -              -              -       10,000.00       10,000.00
Randy Riechart                       -             -               -              -              -        3,600.00        3,600.00
Don Goodard                          -                                                                   11,200.00       11,200.00
                             ---------       -------      ----------       --------       --------       ---------      ------------
                             84,382.93             -       27,325.14       3,869.00       7,500.00       26,800.00       72,488.79
                             =========       =======      ==========       ========       ========       =========      ============
Notes Payable

Robert Spatz                366,403.41             -      332,903.00              -              -       34,000.00       67,500.41
Earl King                   192,974.26             -      186,074.00              -              -               -        6,900.26
Leonard Gill                 23,000.00             -       17,120.00       2,180.00       2,500.00          600.00        1,800.00
                            ----------       -------      ----------       --------       --------       ---------      ------------
                            582,377.67             -      536,097.00       2,180.00       2,500.00       34,600.00       76,200.67
                            ----------       -------      ----------       --------       --------       ---------      ------------
Subtotals                   666,760.60             -      563,422.14       6,049.00      10,000.00       61,400.00      148,689.46
                            ----------       -------      ----------       --------       --------       ---------      ------------

Interest Payable

Robert Spatz                195,946.88             -       47,241.00     134,535.91              -        2,700.00       16,869.97
Earl King                   140,743.93             -       88,993.50      38,673.92              -          552.00       13,628.51
                            ----------       -------      ----------       --------       --------       ---------      ------------
                            336,690.81             -      136,234.50     173,209.83              -        3,252.00       30,498.48
                            ----------       -------      ----------       --------       --------       ---------      ------------
Totals                    1,003,451.41             -      699,656.64     179,258.83      10,000.00       64,652.00      179,187.94
                            ==========       =======      ==========       ========       ========       =========      ============


                            CHEYENNE RESOURCES, INC.
                          Notes to Financial Statements
                           December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Nature of Business

       Cheyenne Resources, Inc. (the Company) was incorporated in the state of Wyoming on November 17, 1970. The Company operates principally in one industry segment, the exploration for and sale of oil and gas. The Company's oil and gas activities include the acquisition of whole or partial interests in oil and gas leases and the farming out or resale of all or part of its interests in these leases. In connection with farmouts and resales, the Company attempts to retain an overriding royalty or a working or carried interest. The Company's activities also include exploratory and development drilling and exchanging, joint venturing and otherwise dealing in oil and gas property interest, primarily acquired through leasing.

       The Company's fiscal year end is December 31.

       Basis of Accounting:

       These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

       Revenue Recognition

       Oil and gas royalties, working interest income, and production revenue are recognized at the time of sale.

       Cash and Cash Equivalents

       The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

       Property and Equipment

       Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation on the oil production equipment is computed by the unit-of -production method. Depreciation is computed on the straight-line method over the following estimated useful lives:

                  Office Equipment                   3-5 years
                  Office Furniture                   5 years

       Income Taxes:

       The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                           December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

       Net earning (loss) per share

       Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and equivalents outstanding.

       Use of Estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

       Exploration and Development Costs

       The Company uses the successful efforts method of accounting whereby development costs, whether productive or nonproductive, are capitalized and amortized using the unit-of-production method. All geological and geophysical costs are expensed as incurred and all exploratory drilling costs are initially capitalized and costs of unsuccessful wells are charged to expense when they are determined to be nonproductive.

       Method of Depletion

       Depletion is computed by the unit-of-production method on producing properties. Such depletion is based on geological estimates of proven primary reserves.

       Fair Value of Financial Instruments

       The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the notes payable are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

       Other Comprehensive Income

       The Company has no material components of other comprehensive income
       (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

NOTE 2 - INVESTMENT

         In 1999 the Company entered into a memorandum of understanding to obtain a 25% interest in Cayenne Records, Inc., which has a 75% interest in NL Records of Nashville, Tennessee. This transaction was rescinded in 2000 due to inability of seller to produce records and data. No value has been recorded inthe financial statements. The Company issued 11,473,711 shares of common stock for this interest.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 1999


NOTE 3 - NOTES PAYABLE - SHAREHOLDER

       At December 31, 1999, the Company had notes payable of $583,678 and $571,678 respectively to shareholders of the Company. These notes bear interest of 8%, are due on demand, and are collateralized by producing oil and gas properties.

NOTE 4 -PRODUCING AND NONPRODUCING PROPERTIES:

         As of December 31, 1999, the Company owns various interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming and Colorado. Additionally, the Company has nonproducing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's nonproducing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

         Most fee leases are as follows: run for a term of three to ten years, are burdened by a landowner's royalty of 12.5% to 18.75%, and may have an overriding royalty of up to 6.25% and provide for bonus payments to the landowner upon transfer of the lease interest and annual rentals of $.50 to $1.00 per acre fee leases sometimes provide that the lessee drill or arrange for the drilling of an exploratory well on or before a certain date. The United States Department of the Interior, Bureau of Land Management (the "BLM") regulates the granting of leases on land owned by the federal government. Generally, BLM lease have a term of ten years, are burdened by a 12.5% royalty, require no bonus payments, and at present rates, provide for annual rentals of $1.00 per acre. Leases on federal land overlying known geological structures (KGS) are from time to time made available for competitive bidding by the United States Geological Survey (the "USGS") and are more costly to acquire and carry. At present, the Company does not have an interest in any KGS land. In most states, the terms, acquisition procedures, and other regulations with respect to leases on state-owned land are analogous to those with respect to land owned by the federal government.

         If a fee, federal or state lease is purchased from a third party, it is customary for the third party to attached an overriding royalty, as well as to charge the purchaser for rentals previously paid and to charge a bonus payment.

         In March 1999, the Company entered into a memorandum of understanding to obtain a 25% Interest of Stephens and Lick Creadial Fields located in Columbia, Nevada and Ouachita Counties of Southern Arkansas. The property consists of 12,000 acres and 896 shut-in wells. The Company issued 6,000,000 shares of common stock for this property and will have a carried interest in the development of the Stephens and Lick Fields property. The Company also entered into a memorandum of understanding to obtain a 24.5% interest in the Dixie Gas Field near Dixie, Louisiana. The Company issued 6,000,000 shares of common stock for this property and will have a carried interest in the development of the property. The property is a shallow gas development. The property consists of 1,868 acres with an option for additional acreage.

NOTE 5 - INCOME TAXES

       Based on the Company's current financial status, realization of the Company's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                           December 31, 1999 and 1998

NOTE 5 - INCOME TAXES (Continued)

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

       Deferred tax assets
       Net operating loss carryforwards                   $3,704,254
       Valuation allowance for deferred tax assets        (3,704,254)
                                                           ----------
       Net deferred tax assets                            $        -
                                                          =================

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $3,704,254 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2001. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 6 -STOCK OPTIONS:

         On March 16, 1982, the Board of Directors approved the adoption of an Incentive Stock Option Plan. The Incentive Stock Option Plan was subsequently approved by the Company's shareholders at its annual meeting held on August 12, 1982. Incentive stock options were then granted to the Company's president and vice president in charge of finance in the amount of 200,000 shares each, exercisable at $.50 per share. At December 31, 1987, 600,000 shares of the Company's $.01 par value common stock have been granted under the new Incentive Stock Option Plan, none of which were exercised as of December 31, 1999 and 1998.

NOTE 7 - REGULATIONS

         All jurisdictions in which the Company owns producing oil and gas properties have statutory provisions regulating the production and sale of oil or natural gas. These regulations often require permits for the drilling of wells and also cover the spacing of wells, the prevention of waste of oil and gas resources, and the rate of production and other environment matters. The development and operation of oil, gas and other mineral properties are subject to numerous and extensive regulations by federal and state agencies dealing with, among other subjects, protection of the environment. Compliance with applicable environment laws regarding environment quality, including the possibility that the Company may be required to file environment impact statements, which could have a material adverse effect on its operations by involving substantial additional expense. This may place a company with limited capital and resources, such as the Company, at a competitive disadvantage.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                           December 31, 1999 and 1998

NOTE 8 -GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed current assets by $177,626 and the Company had net losses in previous years of $4,230,436.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 9 -SUBSEQUENT EVENTS:

         In June 2000, the Company rescinded its memorandum of understanding with Cayenne Records, Inc. In June 2000, the Company also rescinded its memorandums of understanding to acquire Dixie Gas Field and Interest in Stephens and Lick Creek Fields. No value has been recorded in this financial statement for these acquisitions. Of the 23,473,711 shares saved for the above referenced transactions , all but 2,623,838 shares have been returned as of March 29, 2001.