Form 10KSB
period 1998-12-31
CHEYENNE RESOURCES INC
filed 2001-08-08
CIK 313353

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 1998


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

State issuer's revenues for its most recent fiscal year:   $0
                                                           ---
As of December 31, 1998, 17,507,887 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. The value of the common shares owned by non-affiliates at year end was approximately $1,050,473 based on $.06 per share (nearest average bid asked to year end.)

The number of shares of Common Stock of the registrant outstanding as of December 31, 1998, were 23,136,289. Documents incorporated by reference. None

                            CHEYENNE RESOURCES, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         9
     Item 3.   Legal Proceedings                                               9
     Item 4.   Submission of Matters to a Vote of Security Holders             9


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        9
     Item 6.   Management's Discussion and Analysis or Plan of Operation      11
     Item 7.   Financial Statements                                           13
     Item 8. Changes in and Disagreements With Accountants on Accounting 13 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              13
     Item 10.  Executive Compensation                                         15
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 15
     Item 12.  Certain Relationships and Related Transactions                 16
     Item 13.  Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                    18

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

Customers
---------

     During the years ended December 31, 1998, 1997, and 1996, the Company's revenues from oil and gas sales were 88%, 42% and 96%, respectively of the Company's total revenue. The Company's major purchaser of its oil and gas production is Western Production Company. For further description of the Company's major customers, see Note 7 of the Notes to Financial Statements.

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

Item 2. Properties
------------------

General
-------

     As of December 31, 1998, the Company owns various interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming and Colorado. Additionally, the Company has non-producing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's non-producing leases and non-producing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

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

     Details of the Company's properties are as follows:

Sales of Producing Oil and Gas Properties
-----------------------------------------

     The Company has acquired oil and gas leases, mineral interests, working interests and overriding royalty interests in oil and gas properties in the states of Oklahoma and Wyoming.
These properties are held for resale to others, for exploration and development (primarily on a joint venture) or farmout. The Company has received the following proceeds from the sale of oil and gas property interests:

          Year Ending              Proceeds
          December 31              Received
          -----------              --------
          1994                      -0-
          1995                      -0-
          1996                   3,300
          1997                  99,000
          1998                      -0-

Net Productive and Dry Wells Drilled
------------------------------------

     The Company has participated in drilling net productive and net dry wells as follows:
                           Productive wells Dry wells
                    Development Exploratory  Development Exploratory
                    Gross          Net       Gross          Net
                    -----          ---       -----          ---
Year ended
December 31,
1998                -0-            -0-         2         18.75%

Year ended
December 31,
1997                -0-            -0-        -0-          -0-

     The Company's net revenues from the production of proved developed oil and gas reserves are as follows:

Year ended      Year ended      Year ended       Year ended      Year ended
December 31,    December 31,    December 31,     December 31,    December 31,
1994            1995            1996             1997            1998
----            ----            ----             ----            ----

$103,762        $87,832          $84,508        $73,149          $9,819

     At December 31, 1998, the Company owns only overriding royalty or mineral interests. The Company's reserves are not considered a material amount and has not obtained reserve estimates on these interests.

Developed Acreage
-----------------

     As of December 31, 1998,  the  Company's  total gross and net developed oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

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

Undeveloped Acreage
-------------------

     As of December 31, 1998, the Company's  total gross and net undeveloped oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

                                               Undeveloped Acres
     Location                                Gross            Net
     --------                                -----            ---

     Overriding royalty interests
          Wyoming                          6,830                 274

Item 3.  Legal Proceedings
--------------------------

     There are no known legal proceedings which the Company has been named as a party to at December 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There have been no matters submitted to shareholders during the year ended December 31, 1998.

                               PART II

Item 5. Market for the  Registrant's  Common Stock and Related  Security  Holder
--------------------------------------------------------------------------------
Matters
-------

     The Company no longer meets the net asset or equity requirements of NASDQ and is traded on the "Bulletin Board" and will be listed there until the Company can requalify on the Over-The-Counter Market. The range of low and high bid and ask quotations for each quarterly period during 1998 as reported by the "Bulletin Board" was as follows:

                                                 Bid Prices
Fiscal Quarters                               Low       High
---------------                               ---       ----

January - March 1997                     $    .05    $   .10
April - June 1997                             .04        .08
July - September 1997                         .02        .07
October - December 1997                       .03        .06

                                                Ask Prices
Fiscal Quarters                               Low       High
---------------                               ---       ----

January - March 1998                     $    .02    $  .05
April - June 1998                             -0-       .04
July - September 1998                         -0-       .02
October - December 1998                       -0-       .05

     As of December 31, 1998, there were approximately 2,975 record holders of the Company's $0.01 par value common stock. Shares held in street name appear in the above tabulation as one record holder for each broker holding street name shares.

     The Company has not paid any dividends and does not intend to do so for the foreseeable future.

Item 6. Selected Financial Data
-------------------------------

                       CHEYENNE RESOURCES, INC.

                                           Year Ended December 31,
                            1998        1997        1996       1995      1994

Revenue                   $ 10,659     $ 172,149  $  81,808  $ 87,832  103,762

Income (loss ) from
 continuing operations
 before extraordinary
 credit                    (94,958)     (313,827) ( 231,292)  (82,726)(207,610)
Extraordinary
  income (a)                 0            44,654        0         0        0
Interest (net)             (44,351)      (42,190)       0         0        0

Net (loss)                 (94,958)     (267,173)  (231,292) ( 82,726)(207,610)

Per share: (c)
  Income (loss) from
  continuing operations
  before extraordinary
  credit                     (.00)       (.01)        (.01)       0      (.01)

Net (loss)                   (.00)       (.01)        (.01)       0      (.01)

Cash dividends paid          0             0            0         0        0

Total assets               192,891     235,321      512,833   680,970  702,646

Long-term debt               0             0         30,830    30,830   30,830

(a)  All information is unaudited.

(b) The extraordinary credit for 1997 represents the settlement of a note payable at less than the recorded amount.

(c) Earnings per share data has been computed n the weighted-average number of common shares and common equivalent shares outstanding during each year. The common stock equivalent share consist of outstanding common stock options and warrants.

Item 7. Managements  Discussion and Analysis of financial  Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The Company is attempting to find a merger partner or acquire producing properties for stock. Oil and gas revenues will be down significantly in 1998 due to the sale of the Company's major oil and gas property in 1997 and lower than anticipated production levels from the Texas mineral interest and the lower oil and gas prices in 1998.

     The working capital deficit of $998,410 is the result of old accounts payable to vendor and accrued salary and interest due to officers for services. Without better oil prices and increased production this deficit will continue into 1999.

     THE FOLLOWING IS A TABULAR RECAP OF THE CHANGES IN ALL REVENUE AND EXPENSE ITEMS COMPARING 1997 TO 1998.

                                             Increase
Revenue                                     (Decrease)          % Change
-------                                     ----------          --------

Sale of producing and non producing
lease interests                            $( 98,160)         (1178.57%)

Oil royalty and oil and gas working
interest income                              (63,330)          (644.97%)

Operating Expenses

Cost of producing properties sold               -0-            (100.00%)

Production costs                             (11,935)           (31.04%)

Depletion expense                               (736)           (33.32%)

Administrative expense                        (9,064)           (21.41%)

Cost of noncurrent marketable security
written off                                     -0-             100.00%

Financial expense                             (2,161)             5.12%

The net loss for 1998 was $172,215 lower than the loss for 1997.

REVENUES:

     Sales of producing properties are down $98,166 in 1998 due to the sale of only a small property for $840.00. The Company had $9,659 in production revenues and $840 from sale of a producing property in 1998 compared to $73,149 in production revenues and $99,000 in sales of producing properties in 1997. Oil and gas revenues in 1998 are down $63,330 from 1997 due to lower production levels and prices in 1998.

EXPENSES:

     The costs of operations and depletion were $50,607 in 1998 compared to $27,637 in 1997. The Company had net interest expense of $44,351 in 1998 compared to $42,190 in 1997. The loss on operatons was ($50,607 in 1998 compared to ($271,637) in 1997. The net loss in 1998 was ($94,958) and in 1997 was
($313,827). The Company had a per share loss of ($.002) in 1998 and ($.01) in 1997.

      The production costs in 1998 were lower due to the sale of several high production cost properties in 1997 and the sale of properties in the third quarter of 1997. Depletion expense was lower due to lower production in 1998 as compared to 1997. Administrative costs were lower in 1998 as there were several changes in administrative personnel and no unusual administrative costs incurred in 1998 as compared to 1997. Interest expense in 1998 was $2,161 higher due to higher balances due on notes to officers in 1998.

NET LOSS:

     The net loss in 1998 is $172,215 lower due to no loss on producing properties sold in 1998 as compared to 1997. There was no extraordinary item in 1998.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


     The response to this item is submitted as a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

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

                               PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The executive officers and directors of the Company are:

Name                                 Position                          Age
----                                 --------                          ---

Robert R. Spatz          President, Assistant-Treasurer and Director        74

Warren J. Hickman        Vice-President and Director                        69

Leonard E. Gill          Treasurer and Director                             75

Don Goddard              Director                                           43

Randall L. Reichert      Director                                           51


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

     He became a director of the Company in 199_.

     Randall L. Reichert has received the following degrees: A.S.-Hazardous Materials Management from Front Range Community College, Denver, Co., B.S.-Geology, University of North Dakota, Grand Forks, ND, M.S.-Geology, Western Michigan University, Kalamazoo, MI, M.S.-Rangeland Ecosystem Science, Colorado State University, Fort Collins, CO. Mr. Reichert is presently serving as range conservation specialist for the Rangeland Ecosystem Science Dept, Colorado State University, Fort Collins, CO. Mr. Reichert also has previous experience as program coordinator, graduate teaching assistant, environmental geologist, well development coordinator, credentials administrator, sales and marketing manager, senior petroleum geologist, graduate teaching/research assistant and assistant supervisor and field geologist. He has been a director of the Company since 199_.

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

Item 11. Management Remuneration and Transactions
-------------------------------------------------

Remuneration
------------

     The following information is set forth with respect to all remuneration paid by the Company during the year ended December 31, 1998 to the Company's five most highly paid executive officers or directors whose total remuneration exceeded $50,000, and to all directors and officers as a group:



                                                      Securities
                                                      or Property,  Aggregate of
Name of                                               Insurance     contingent
individual                            Salaries, fees  benefits or   forms of
or number of                          directors' fees reimbursement remuneration
persons in     Capacities             commissions,    personal      and proposed
group          in which served  Year  and bonuses     benefits      remuneration
-----          ---------------  ----  -----------     --------      ------------

Robert R. Spatz   President     1998   $12,000          $4,245         (1)
                  Assistant-
                  Treasurer and
                  Director
                                1997
================================================================================

Warren J. Hickman Vice-         1998     $1,200           0             -0-
                  President and
                  Director
                                1997
===============================================================================

Leonard E. Gill   Treasurer and 1998    $1,200            0             -0-
                  Director
                                1997
================================================================================


All directors and
officers as a group
(4 Persons) (2)                       $14,400      $4,245         (1) and (2)



                                  LONG TERM COMPENSATION
                                  ----------------------
                                       Options
                        Restricted     & SARs
                        Stock          LTIP          LTIP           Other
                        Awards         Payouts       Payouts        Compensation
                        ------         -------       -------        ------------

Robert R. Spatz         None           None          None           None

Warren J. Hickman       None           None          None           None

Leonard E. Gill         None           None          None           None


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

     (1) None of the current directors of the Company will devote their full time to the management of the Company, Robert Spatz will devote substantially full time to the Company. Mr. Spatz was being paid a salary of $12,000 for the calendar year 1998.

     (2) All of the persons named above are included in the group.

     The Company expects to engage the services of geological consultants and land brokers on a fee plus expenses (travel, lodging and meals) basis. The Company intends to pay its non- salaried officers and directors for attending directors' meetings at the rate of $100 per person per month.

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

Options, Warrants or Rights
---------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of December 31, 1998, the information with respect to Common Stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's Common Stock, $0.01 par value, and of all Officers and Directors as a group:

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

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management
----------------------------

     During the year ended December 31, 1998, there were no material transactions between the Company and any of the Officers and Directors of the Company except for the payments of salaries directors' fees, expense reimbursement,  and other  renumeration  described  previously  within this Form
10-K.

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed for the Company for events occurring during the fourth quarter of the year ended December 31, 1998.

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

                                      CHEYENNE RESOURCES, INC.
                                      ------------------------
                                           (Registrant)



Date:     August 7, 2001            By:/s/Robert R. Spatz
                                      -------------------
                                      Robert R. Spatz
                                      President, Assistant-Treasurer
                                      and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Robert R. Spatz            President, Assistant-             August 7, 2001
Robert R. Spatz               Treasurer and Director


/s/ Warren J. Hickman         Vice-President and Director       August 7, 2001
Warren J. Hickman


/s/Leonard E. Gill            Treasurer and Director            August 7, 2001
Leonard E. Gill


/s/ Don Goddard               Director                          August 7, 2001
Don Goddard


/s/Randall L. Reichert        Director                          August 7, 2001
Randall L. Reichert

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

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                         F-6 - F-10

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                   For Years Ended December 31, 1998 and 1997


Board of Directors
Cheyenne Resources, Inc.
Cheyenne, WY


We have audited the accompanying balance sheets of Cheyenne Resources, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cheyenne Resources, Inc., as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company's recurring losses from operations, its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations and its stockholder's capital deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


Denver, Colorado                                         Michael Johnson & Co.
September 28, 1999

                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                           December 31, 1998 and 1997






                                                                                        1998                1997
                                                                                   ----------------    ---------------
ASSETS:

Current Assets:
  Cash                                                                                     $ 5,041           $ 45,998
                                                                                   ----------------    ---------------
     Total Current Assets                                                                    5,041             45,998
                                                                                   ----------------    ---------------

Other Assets:
    Producing properties, at cost
     - net of depletion, 284,038 in 1998, 282,662 in 1997                                  176,158            177,534
    Nonproducing properties, at cost
     - net of depletion, 19,746 in 1998, 19,650 in 1997                                     11,693             11,789
                                                                                   ----------------    ---------------
                                                                                           187,851            189,323
                                                                                   ----------------    ---------------

TOTAL ASSETS                                                                             $ 192,892           $235,321
                                                                                   ================    ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable                                                                       $ 333,981           $379,245
  Accrued expenses                                                                          85,793                  -
  Notes payable - shareholders                                                             583,678            571,678
                                                                                   ----------------    ---------------
   Total Current Liabilities                                                             1,003,452            950,923
                                                                                   ----------------    ---------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 24,276,289, issued and
     outstanding                                                                           242,763            242,763
  Additional paid-in capital                                                             3,179,613          3,179,613
  Treasury stock                                                                            (2,500)            (2,500)
  Retained deficit                                                                      (4,230,436)        (4,135,478)
                                                                                   ----------------    ---------------
Total Stockholders' Equity                                                                (810,560)          (715,602)
                                                                                   ----------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $ 192,892           $235,321
                                                                                   ================    ===============

The accompanying notes are an interal part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                 For the Years Ended December 31, 1998 and 1997





                                                                                  1998                        1997
                                                                              --------------             ---------------


REVENUES:
Producing and nonproducing properties                                                 $ 840                    $ 99,000
Oil royalty/gas, working interest income                                              9,819                      73,149
                                                                              --------------             ---------------
                                                                              --------------             ---------------
  Total revenues                                                                     10,659                     172,149
                                                                              --------------             ---------------

OPERATING EXPENSES:
Dry hole costs                                                                       25,495                           -
Cost of producing lease                                                                   -                     355,863
Production costs                                                                      1,022                      38,452
Depletion costs                                                                       1,473                       2,209
Noncurrent marketable sec.                                                                -                       4,922
Administrative expenses                                                              33,276                      42,340
                                                                              --------------             ---------------
  Total Operating Expenses                                                           61,266                     443,786
                                                                              --------------             ---------------

Loss from Operations                                                                (50,607)                   (271,637)
                                                                              --------------             ---------------
Interest and other income                                                               522                         860
Interest expense                                                                    (44,873)                    (43,050)
                                                                              --------------             ---------------
                                                                              --------------             ---------------
NET LOSS                                                                          $ (94,958)                  $(313,827)
                                                                              ==============             ===============

Weighted average number of
  shares outstanding                                                             24,276,289                  24,276,289
                                                                              ==============             ===============

Net Loss Per Share                                                                 $ (0.002)                    $ (0.01)
                                                                              ==============             ===============

The accompanying notes are an interal part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                 Statements of Changes in Stockholders Deficit

                                                                    Additional
                                          Common Stock               Paid-In         Treasury        Retained
                                      Shares          Amount         Capital          Stock          Deficit            Totals
                                      ------          ------         -------          -----          -------            ------
Balance -  December 31, 1996        24,276,289       $242,763       $3,179,613      $ (2,500)      $(3,821,651)       $ (401,775)

Net loss                                     -              -                -             -          (313,827)         (313,827)
                                    ----------       ---------      ----------       --------       ----------        -----------
Balance - December 31, 1997         24,276,289        242,763        3,179,613        (2,500)       (4,135,478)         (715,602)
                                    ----------       ---------      ----------       --------       ----------        -----------
Net loss                                     -              -                -             -           (94,958)          (94,958)
                                    ----------       ---------      ----------       --------       ----------
Balance - December 31, 1998         24,276,289       $242,763       $3,179,613      $ (2,500)      $(4,230,436)       $ (810,560)
                                    ===============  =============  ===============  ===========   ===============   ===============

   The accompanying notes are an interal part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997
                                Indirect Method


                                                                        1998                1998
                                                                   ---------------      --------------


Cash Flows From Operating Activities:
  Net (Loss)                                                            $ (94,958)          $(313,827)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Amortization                                                             1,472               2,209
   Changes in assets and liabilities:
    ( Increase) in marketable securities                                        -               4,922
     (Decrease) in accounts payable                                       (45,264)                  -
     Increase in accrued expenses                                          85,793              26,218
                                                                   ---------------      --------------
                                                                           42,001              33,349
                                                                   ---------------      --------------
Net Cash Used in Operating Activities                                     (52,957)           (280,478)
                                                                   ---------------      --------------

Cash Flow From Investing Activities:
  Basis of producing properties                                                 -             258,960
  Proceed/purchases of properties                                               -              49,000
                                                                   ---------------      --------------
  Net Cash Provided By Investing Activites                                      -             307,960
                                                                   ---------------      --------------

Cash Flow From Financing Activities:
  Proceeds from note payable                                               12,000              18,000
  Principal payments on long-term debt                                          -             (10,000)
                                                                   ---------------      --------------
  Net Cash Provided By Financing Activites                                 12,000               8,000
                                                                   ---------------      --------------

(Decrease) Increase in Cash                                               (40,957)             35,482

Cash and Cash Equivalents - Beginning of period                            45,998              10,516
                                                                   ---------------      --------------

Cash and Cash Equivalents - End of period                                 $ 5,041            $ 45,998
                                                                   ===============      ==============



Supplemental Cash Flow Information:
  Interest paid                                                               $ -            $ 12,573
                                                                   ===============      ==============

  Taxes paid                                                                  $ -                 $ -
                                                                   ===============      ==============


   The accompanying notes are an interal part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

       Nature of Business
       ------------------

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

       Basis of Accounting:
       --------------------

       These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

       Revenue Recognition
       -------------------

       Oil and gas royalties, working interest income, and production revenue are recognized at the time of sale.

       Cash and Cash Equivalents
       -------------------------

       The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

       Property and Equipment
       ----------------------

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

       Income Taxes:
       -------------

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

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):
----------------------------------------------------------------

       Net earning (loss) per share
       ----------------------------

       Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and equivalents outstanding.

       Use of Estimates:
       -----------------

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

       Exploration and Development Costs
       ---------------------------------

       The Company uses the successful effort method of accounting whereby development costs, whether productive or nonproductive, are capitalized and amortized using the unit-of-production method. All geological and geophysical costs are expensed as incurred and all exploratory drilling costs are initially capitalized and costs of unsuccessful wells are charged to expense when they are determined to be nonproductive.

       Method of Depletion
       -------------------

       Depletion is computed by the unit-of-production method on producing properties. Such depletion is based on geological estimates of proven primary reserves.

       Fair Value of Financial Instruments
       -----------------------------------

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

NOTE 2 - NOTES PAYABLE - SHAREHOLDER
------------------------------------

       At December 31, 1998 and 1997, the Company had notes payable of $583,678 and $571,678 respectively to shareholders of the Company. These notes bear interest of 8%, are due on demand, and are collateralized by producing oil and gas properties.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                           December 31, 1998 and 1997

NOTE 3 - INCOME TAXES
---------------------

       There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

               Deferred tax assets
                 Net operating loss carryforwards                   $2,799,135
                 Valuation allowance for deferred tax assets        (2,799,135)
                                                                    ----------
               Net deferred tax assets                               $       -
                                                                    ============

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $2,799,135 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2001. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 4 -PRODUCING AND NONPRODUCING PROPERTIES:
----------------------------------------------

         As of December 31, 1998, the Company owns various interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming and Colorado. Additionally, the Company has nonproducing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's nonproducing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

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

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                           December 31, 1998 and 1997

NOTE 5 -STOCK OPTIONS:
----------------------

         On March 16, 1982, the Board of Directors approved the adoption of an Incentive Stock Option Plan. The Incentive Stock Option Plan was subsequently approved by the Company's shareholders at its annual meeting held on August 12, 1982. Incentive stock options were then granted to the Company's president and vice president in charge of finance in the amount of 200,000 shares each, exercisable at $.50 per share. At December 31, 1987, 600,000 shares of the Company's $.01 par value common stock have been granted under the new Incentive Stock Option Plan, none of which were exercised as of December 31, 1998 and 1997.

NOTE 6 - REGULATIONS
--------------------

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

NOTE 7 -GOING CONCERN:
----------------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant losses from operations of $313,827 in 1997 and $94,958 in 1998. Also, the Company's current liabilities exceed current assets by $998,411.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 8 -SUBSEQUENT EVENTS:
--------------------------

         Capital Stock Transactions
         --------------------------

               In March 1999, the Company entered into contracts to acquire purported interests in other ventures and issued 23,473,711 shares of common stock for certain interest in these ventures. These interests were to include the following:

               a)A 25% Interest of Stephens and Lick Creadial Fields located in Columbia, Nevada and Ouachita Counties of Southern Arkansas. The property consists of 12,000 acres and 896 shut-in wells. The Company issued 6,000,000 shares of common stock for this property and will have a carried interest in the development of the Stephens and Lick Fields property.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                           December 31, 1998 and 1997

               b) A 24.5% interest in the Dixie Gas Field near Dixie, Louisiana. The Company issued 6,000,000 shares of common stock for this property have a carried interest in the development of the property. The property, a shallow gas development, consisted of 1,868 acres with an option for additional acreage.


               c) A 25% interest in Cayenne Records, Inc., which has a 75% interest in NL Records of Nashville, Tennessee, purportedly with several Country music artists under contract. The Company issued 11,473,711 shares of common stock for this interest.

               Subsequently in late 1999 the company rescinded the transaction due to lack of title, verifiable assets, financial information and other roblems with the purported ventures. The Company has received a return of approximately 22 million shares of common stock issued for the attempted transaction. Such matters constitute contingent liabilities, but it is impossible to calculate or estimate a dollar amount for purposes of financial reporting.
                                      F-10