Form 10KSB/A
period 1999-12-31
CHEYENNE RESOURCES INC
filed 2001-08-08
CIK 313353

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

State issuer's revenues for its most recent fiscal year:   $27,607
                                                           ---
As of December 31, 1999, 21,726,887 shares of the Company's Common Stock, .01 par value per share, were held by non-affiliates. The valued of the common shares owned by non-affiliates at year end eas approximately $1,738,150 based on $.08 per share (nearest average bid/ask to year end.)

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

                               PART II

Item 5. Market for the  Registrant's  Common Stock and Related  Security  Holder
--------------------------------------------------------------------------------
Matters
-------

     The Company no longer meets the net asset or equity requirements of NASDQ and is traded on the "Bulletin Board" and will be listed there until the Company can requalify on the Over-The-Counter Market. The range of low and high bid and ask quotations for each quarterly period during 1999 as reported by the "Bulletin Board" was as follows:

                                                 Bid Prices
Fiscal Quarters                               Low       High
---------------                               ---       ----

January - March 1998                         .00       .01
April - June 1998                            .00       .3125
July - September 1998                        .06       .15
October - December 1998                      .03       .11

                                                Ask Prices
Fiscal Quarters                               Low       High
---------------                               ---       ----

January - March 1999                         .00       .01
April - June 1999                            .00       .55125
July - September 1999                        .09       .16
October - December 1999                      .05       .13

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

Item 9.Changes in and Disagreements with Accountants on Disagreements of Accounting and Financial Disclosure
--------------------------------------------------------------------------------

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

                                      CHEYENNE RESOURCES, INC.
                                      ------------------------
                                           (Registrant)



Date:     August 7 , 2001         By:/s/Robert R. Spatz
                                      --------------------------------
                                      Robert R. Spatz
                                      President, Assistant-Treasurer
                                      and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Robert R. Spatz            President, Assistant-             August 7 , 2001
Robert R. Spatz               Treasurer and Director


/s/Warren J. Hickman          Vice-President and Director       August 7 , 2001
Warren J. Hickman


/s/ Don Goddard               Director                          August 7 , 2001
Don Goddard


/s/Randall L. Reichert        Director                          August 7 , 2001
Randall L. Reichert

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