Form 10QSB
period 2000-03-31
CHEYENNE RESOURCES INC
filed 2001-08-29
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: March 31, 2000


                          Commission file number 0-9154

                               CHEYENNE RESOURCES, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

           Wyoming                                      83-0211506
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              1111 E. Lincolnway, Suite 215, Cheyenne, WY 82001
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (307) 632-6437
                                 --------------
                           (Issuer's telephone number)


- -----------------------------------------------------------------------------

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes______   No __X__

As of March 31, 2000, 26,626,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                            CHEYENNE RESOURCES, INC.

                                      INDEX



                                                                        Page No.


Part I. Financial Information:

     Condensed Balance Sheets
       March 31, 2000 and unaudited December 31, 1999                        2

     Statements of Operations
       Three months ended
       March 31, 2000 and 1999                                               3

     Statements of Cash Flows
       Financial Position - Three months ended
       March 31, 2000 and 1999                                               4

     Notes to Condensed Financial Statements                                 5

     Management's Discussion and Analysis of the Condensed
       Statements of Income                                                  6

Part II. Other Information

     Item 6 - Exhibits and Reports on Form 8-K                               7

     Signature Page                                                          8




PART I. FINANCIAL INFORMATION


                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets




                                                                                     (Unaudited)
                                                                                      March 31,          December 31,
                                                                                        2000                 1999
                                                                                   ----------------     ---------------
ASSETS:

Current Assets:
  Cash                                                                                    $    476             $ 1,562
                                                                                   ----------------     ---------------
     Total Current Assets                                                                      476               1,562
                                                                                   ----------------     ---------------



Other Assets:
    Producing properties, - net of depletion                                                62,066              62,318
    Nonproducing properties                                                                 31,439              31,439
                                                                                   ----------------     ---------------
    Total Other Assets                                                                      93,505              93,757
                                                                                   ----------------     ---------------

TOTAL ASSETS                                                                             $  93,981            $ 93,319
                                                                                   ================     ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                                  $ 114,155            $102,987
  Notes payable - shareholders                                                              76,201              76,201
                                                                                   ----------------     ---------------
   Total Current Liabilities                                                               190,356             179,188
                                                                                   ----------------     ---------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 50,000,000 and 26,626,289, issued and
     outstanding at March 31, 2000 and December 31, 1999 respectively                      266,263             266,263
  Additional paid-in capital                                                             3,356,622           3,356,622
  Treasury stock                                                                            (2,500)             (2,500)
  Retained deficit                                                                      (3,716,760)         (3,704,254)
                                                                                   ----------------     ---------------
Total Stockholders' Equity                                                                 (96,375)            (83,869)
                                                                                   ----------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $  93,981            $ 95,319


                                                                                    ================     ===============

The accomopanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                            Statements of Operations

                                                     For the Three Months Ended
                                                              March 31,
                                                   2000               1999
                                                   ----               ----

REVENUES:
Oil royalty/gas, working interest income           $   1,679              $ 955
                                                     -------           ---------
  Total revenues                                       1,679                955
                                                     -------           ---------
OPERATING EXPENSES:
Production costs                                         668                117
Depletion costs                                          252                143
Administrative expenses                               11,798             31,675
                                                     -------           ---------
  Total Operating Expenses                            12,718             31,935
                                                     -------           ---------
Loss from Operations                                 (11,039)           (30,980)
                                                     -------           ---------
Other income                                               -              5,087
Debt forgiveness                                           -            699,657
Gain (Loss) on sale of equipment                           -            (79,189)
Interest and other income                                  -                114
Interest expense                                       1,467                  -
                                                     -------           ---------
NET INCOME (LOSS)                                   $(12,506)          $594,689
                                                     =======           =========

Weighted average number of
  shares outstanding                              25,486,289         31,710,859
                                                   =========           =========
Net Earnings (Loss) per share                       $ -                  $ 0.02
                                                   =========           =========

* - Net Earnings (Loss) per share is less than $.01


The accomopanying notes are an integral part of these financial statements.




                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows

                                 Indirect Method

                                                             For the Three Months Ended
                                                                       March 31,
                                                           2000                     1999
                                                           ----                     ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                      $(12,506)                   $ 594,689
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Debt forgiveness                                            -                     (699,657)
    Depletion                                                  252                         143
   Changes in assets and liabilities:
    Increase (Decrease) in accounts payable and
     accrued expenses                                       11,168                    (153,269)
                                                          --------                     --------
                                                           11,420                     (852,783)
                                                          --------                     --------
Net Cash Used in Operating Activities                      (1,086)                    (258,094)
                                                          --------                     --------

Cash Flow From Investing Activities:
  Proceed/purchases of properties                                -                           -
                                                          --------                     --------
  Net Cash Provided By Investing Activites                       -                           -
                                                          --------                     --------

Cash Flow From Financing Activities:
  Proceeds from sale of stock                                    -                     288,255
  Proceeds from note payable                                     -                           -
  Principal payments on long-term debt                           -                           -
                                                          --------                     ---------
  Net Cash Provided By Financing Activites                       -                     288,255
                                                          --------                     ---------

(Decrease) Increase in Cash                                (1,086)                      30,161

Cash and Cash Equivalents - Beginning of period             1,562                        5,041
                                                          --------                     ---------

Cash and Cash Equivalents - End of period                $    476                     $ 35,202
                                                          ========                     =========

Supplemental Cash Flow Information:
  Interest paid                                          $ -                          $ -
                                                          ========                     =========
  Taxes paid                                             $ -                          $ -
                                                          ========                     =========



The accomopanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31,1999 and the results of operations for the three months then ended and changes in financial position for the three months then ended.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Form 10-K which is incorporated by reference.

2. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3.  SUBSEQUENT EVENTS:

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

                            CHEYENNE RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capitol deficit of $(189,880) at March 31, 2000, up $12,254 from December 31, 1999's deficit of $(177,626). The Company is still seeking additional equity capitol to supplement its cash flow or a merger partner.

Results of operations:

     Revenues:

     Oil and gas revenues for the first quarter of 2000 increased $724 as compared to 1999. The increase in revenues is due to higher production levels in 2000 as compared to the first quarter of 1999 and higher oil and gas prices.

     Expenses:

     Overall expenses in the first quarter of 2000 were $19,217 lower than the first quarter of 1999. Expenses in all areas were lower in the first quarter of 2000, as compared to the first quarter of 1999.

     Net income:

     The net loss for the first quarter of 2000 is $12,506 higher than the loss for the first quarter of 1999. This is attributed to no extraordinary income during the first quarter of 2000.

Item 6. Exhibits and Reports on Form 8-K

(A) There are no exhibits filed as part of this report.

(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the three months ended March 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHEYENNE RESOURCES, INC.
                                                  (Registrant)


Date: ___________, 2001                            /s/Robert R. Spatz,
                                                  -------------------
                                                     Robert R. Spatz, President,
                                                     Chairman of the Board,
                                                     Chief Accounting Officer