Form 10QSB
period 2000-06-30
CHEYENNE RESOURCES INC
filed 2001-08-29
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: June 30, 2000


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

As of June 30, 2000, 26,826,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                                   CHEYENNE RESOURCES, INC.

                                            INDEX



                                                                        Page No.
                                                                        --------


Part I. Financial Information:

         Balance Sheets                                                       2

         Statements of Operations (Unaudited)                                 3

         Statements of Cash Flow (Unaudited)                                  4

         Notes to  Financial Statements                                       5

         Management's Discussion and Analysis                                 6

Part II. Other Information

        Item 6 - Exhibits and Reports on Form 8-K                             7

        Signature Page                                                        8



                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets




                                                                                     (Unaudited)
                                                                                      June 30,           December 31,
                                                                                       2000                 1999
                                                                                   ----------------     ---------------
ASSETS:

Current Assets:
  Cash                                                                                     $ 3,412             $ 1,562
                                                                                   ----------------     ---------------
     Total Current Assets                                                                    3,412               1,562
                                                                                   ----------------     ---------------


Other Assets:
    Producing properties, net of depletion                                                  61,652              62,318
    Nonproducing properties, net of depletion                                               31,439              31,439
                                                                                   ----------------     ---------------
    Total Other Assets                                                                      93,091              95,757
                                                                                   ----------------     ---------------

TOTAL ASSETS                                                                             $  96,503             $95,319
                                                                                   ================     ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                                  $ 122,421            $102,987
  Notes payable - shareholders                                                              76,201              76,211
                                                                                   ----------------     ---------------
   Total Current Liabilities                                                               198,622             179,188
                                                                                   ----------------     ---------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 50,000,000 and 26,826,289, issued and
     outstanding at June 30, 2000 and 26,626,289 outstanding at
      December 31, 1999                                                                    268,263             266,263
  Additional paid-in capital                                                             3,364,622           3,356,622
  Treasury stock                                                                            (2,500)             (2,500)
  Retained deficit                                                                      (3,732,504)         (3,704,254)
                                                                                   ----------------     ---------------
Total Stockholders' Equity                                                                 102,119             (83,869)
                                                                                   ----------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $ 96,503            $95,319
                                                                                   ================     ===============

   The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                          For the Three Months Ended                For the Six Months Ended
                                                                   June 30,                                  June 30,
                                                           2000               1999                   2000               1999
                                                           ----               ----                   ----               ----

REVENUES:
Producing and nonproducing properties                    $   780                   -             $   780                    -
  Oil royalty/gas, working interest income               $ 2,762              $ 1,088            $ 4,441               $ 2,043
                                                           -------            -------               -------            -------
  Total revenues                                           3,542                1,088              5,221                 2,043
                                                           -------            -------               -------            -------
OPERATING EXPENSES:
Production costs                                             803                  261              1,471                   378
Depletion costs                                              414                  163                666                   306
Administrative expenses                                   16,602               18,633             28,400                50,308
                                                          -------             -------              -------             -------
  Total Operating Expenses                                17,819               19,057             30,537                50,992
                                                          -------             -------              -------             -------
Loss from Operations                                      14,277              (17,969)           (25,316)              (48,949)
                                                          -------             -------              -------             -------
Other income                                                   -                    -                  -                 5,087
Debt forgiveness                                               -                    -                  -               699,657
Gain (Loss) on sale of equipment                               -                    -                  -               (79,189)
Interest and other income                                      -                    -                  -                   114
Interest expense                                           1,467                    -              2,934                     -
                                                          -------             -------              -------             -------
NET INCOME (LOSS)                                       $(15,744)           $ (17,969)         $ (28,250)            $ 576,720
                                                          =======             =======              =======             =======
Weighted average number of
  shares outstanding                                  25,686,289           26,626,289         25,586,289            25,451,289
                                                       ==========          ==========            ==========         ==========
Net Earnings (Loss) per share                                *                  *                     *                 $ 0.02
                                                       ==========          ==========            ==========         ==========

              * - Net Earnings (Loss) per share is less than $.01
   The accompanying notes are an integral part of these financial statements.
                                      -3-


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                            For the Six Months Ended
                                                                                     June 30,
                                                                         2000                       1999
                                                                         ----                       ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                        $(28,250)             $ 576,720
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Debt forgiveness                                                              -               (699,657)
    Depletion                                                                   666                    306
   Changes in assets and liabilities:
    Increase (Decrease) in accounts payable and accrued expenses             19,434               (166,001)
                                                                           --------               --------
                                                                             20,100               (865,352)
                                                                           --------               --------
Net Cash Used in Operating Activities                                        (8,150)              (288,632)
                                                                           --------                --------

Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                 -                     -
  Net Cash Provided By Investing Activites                                        -                     -
                                                                           --------                --------

Cash Flow From Financing Activities:
  Proceeds from sale of stock                                                10,000                288,255
  Proceeds from note payable                                                      -                     -
  Principal payments on long-term debt                                            -                     -
                                                                           --------                --------
  Net Cash Provided By Financing Activites                                   10,000                288,255
                                                                           --------                --------
(Decrease) Increase in Cash                                                   1,850                   (377)

Cash and Cash Equivalents - Beginning of period                               1,562                  5,041
                                                                           --------                --------
Cash and Cash Equivalents - End of period                                  $  3,412                $ 4,664
                                                                           ========                ========


Supplemental Cash Flow Information:
  Interest paid                                                            $     -                 $ -
                                                                           ========                ========
  Taxes paid                                                               $     -                 $ -
                                                                           ========                ========



   The accompanying notes are an integral part of these financial statements.

                                   CHEYENNE RESOURCES, INC.

                           NOTES TO CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and June 30, 1999 and the results of operations for the six months then ended and changes in financial position for the six months then ended.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Form 10-K which is incorporated by reference.

2. The results of operations for the six months ended June 30,2000 and 1999 are not necessarily indicative of the results to be expected for the full year.



3.  RECISION OF INVESTEMENT AND PROPERTY AQUISTION

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

                                   CHEYENNE RESOURCES, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capitol deficit of $195,210 at June 30, 2000, up $17,584 from December 31, 1999's deficit of $177,626. The increase is due to accrued operating expenses. The Company is still seeking additional equity capitol to supplement its cash flow or a merger partner.

Results of operations:

        Revenues:

     Oil and gas revenues for the first half of 2000 increased $3,178 as compared to 1999. The increase in revenues is due to higher oil and gas prices in 2000 as compared to the first half of 1999. Sales of oil and gas properties were $780 higher in the first half of 2000 as compared to 1999.

        Expenses:

        Overall expenses in the first half of 2000 were $20,455 lower than the first half of 1999.

        Net income:

     The net loss for the first half of 2000 is $28,250 higher than the net income for the first half of 2000. This is attributed to the decrease in revenue in 2000 from the first half of 1999.

Item 6. Exhibits and Reports on Form 8-K

(A) There are no exhibits filed as part of this report.

(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the three months ended June 30, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        CHEYENNE RESOURCES, INC.
                                                               (Registrant)


Date: _______, 2001                                    /s/Robert R. Spatz
                                                      -------------------
                                                     Robert R. Spatz, President,
                                                     Chairman of the Board,
                                                     Chief Accounting Officer