Form 10QSB
period 2000-09-30
CHEYENNE RESOURCES INC
filed 2001-08-29
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: September 30, 2001

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

As of September 30, 2000 26,826,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                            CHEYENNE RESOURCES, INC.

                                     INDEX



                                                                       Page No.
                                                                       --------


Part I. Financial Information:

         Balance Sheets
         September 30, 2000 and December 31, 1999                         2

         Statements of Operation
         September 30, 2000 and 1999                                      3

         Statements of Cash Flows (Unaudited)
         September 30, 2000 and 1999                                      4

         Notes to Condensed Financial Statements                          5

         Management's Discussion and Analysis                             6

Part II. Other Information

        Item 6 - Exhibits and Reports on Form 8-K                         7

        Signature Page                                                    8



                         PART I. FINANCIAL INFORMATION

                            CHEYENNE RESOURCES, INC.

                            CONDENSED BALANCE SHEETS


                                                                    (Unaudited)
                                                                     September 30,   December 31,
                                                                        2000            1999
                                                                    -------------    ------------
ASSETS:

Current Assets:
  Cash                                                                   $   446         $ 1,562
                                                                    -------------    ------------
     Total Current Assets                                                    446           1,562
                                                                    -------------    ------------


Other Assets:
    Producing properties, net of depletion                                61,383          62,318
    Nonproducing properties                                               31,439          31,439
                                                                    -------------    ------------
    Total Other Assets                                                    92,822          93,757
                                                                    -------------    ------------

TOTAL ASSETS                                                           $  93,268        $ 93,319
                                                                    =============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                 $133,093        $102,987
  Notes payable - shareholders                                            76,201         76,201
                                                                    -------------    ------------
   Total Current Liabilities                                             209,294       179,188
                                                                    -------------    ------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000 shares
    authorized, 50,000,000 and 26,826,289, issued and outstanding at September 30, 2000 and 26,626,289 outstanding at
     December 31, 1999                                                   268,263         266,263
  Additional paid-in capital                                           3,364,622       3,356,622
  Treasury stock                                                          (2,500)         (2,500)
  Retained deficit                                                    (3,746,411)     (3,704,254)
                                                                    -------------    ------------
Total Stockholders' Equity                                               116,026        (83,869)
                                                                    -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  93,268        $95,319
                                                                    =============    ============

   The accompanying notes are an integral part of these financial statements.



                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                                  (Unaudited)

                                             For the Three Months Ended         For the Nine Months Ended
                                                   September 30,                      September 30,
                                                2000            1999               2000           1999
                                                ----            ----               ----           ----

REVENUES:
Producing and nonproducing properties           $      -       $      -        $        780       $     -
  Oil royalty/gas, working interest income         1,796          $ 596               6,237       $ 2,639
                                                 -------         -------            -------        -------
  Total revenues                                   1,796            596               7,017         2,639
                                                 -------         -------            -------        -------
OPERATING EXPENSES:
Production costs                                     445            164               1,916            542
Depletion costs                                      269             90                 935            396
Administrative expenses                           13,522         18,107              41,922         68,415
                                                 -------         -------            -------        -------
  Total Operating Expenses                        14,236         18,361              44,773         69,353
                                                 -------         -------            -------        -------
Loss from Operations                             (12,440)       (17,765)            (37,756)       (66,714)
                                                 -------         -------            -------        -------
Other income                                           -                                  -          5,087
Debt forgiveness                                       -               -                  -        699,657
Gain (Loss) on sale of equipment                                     500                  -        (78,689)
Interest and other income                              -               2                  -            116
Interest expense                                   1,467               -              4,401              -
                                                 -------         -------            -------        -------
NET INCOME (LOSS)                              $ (13,907)      $ (17,263)      $    (42,157)     $ 559,457
                                                 =======         =======            =======        =======
Weighted average number of
  shares outstanding                          26,826,289      26,626,289         26,659,622     26,586,289
                                                 =======         =======            =======        =======
Net Earnings (Loss) per share                     *               *                      *          $ 0.02
                                                 =======         =======            =======        =======


* - Net Earnings (Loss) per share is less than $.01

 The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                           For the Nine Months Ended
                                                                 September 30,
                                                             2000              1999
                                                             ----              ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                         $(42,157)        $ 559,457
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Debt forgiveness                                                          (699,657)
    Depletion                                                    935               396
   Changes in assets and liabilities:
   Increase (Decrease) in accounts payable
    and accrued expenses                                      30,106          (161,352)
                                                             ---------         --------
                                                             (31,041)         (860,613)
                                                             ---------         --------
Net Cash Used in Operating Activities                        (11,116)         (301,156)
                                                             ---------         --------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                   -                -
                                                             ---------         --------
  Net Cash Provided By Investing Activites                          -                -
                                                             ---------         --------
Cash Flow From Financing Activities:
  Proceeds from sale of stock                                  10,000          288,255
  Proceeds from note payable                                        -            9,001
  Principal payments on long-term debt                              -                -
                                                             ---------         --------
  Net Cash Provided By Financing Activites                     10,000          297,256
                                                             ---------         --------
(Decrease) Increase in Cash                                    (1,116)          (3,900)

Cash and Cash Equivalents - Beginning of period                 1,562            5,041
                                                             ---------         --------
Cash and Cash Equivalents - End of period                     $   446          $ 1,141
                                                             =========         ========

 The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and September 30, 1999 and the results of operations for the nine months then ended and changes in financial position for the nine months then ended.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Form 10-K which is incorporated by reference.

2. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3.  RECISION OF INVESTMENT AND PROPERTY AQUISITION

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

                            CHEYENNE RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capitol deficit of $208,848 at September 30, 2000, up $31,222 from December 31, 1999's deficit of $177,626. The increase is due to accrued operating expenses. The Company is still seeking additional equity capitol to supplement its cash flow or a merger partner.

Results of operations:

        Revenues:

     Oil and gas revenues for the nine months ended September 30, 2000 increased $4,378 as compared to 1999. The increase in revenues is due to the higher oil and gas prices in 2000.

        Expenses:

     Overall expenses in the nine months ended September 2000 were $24,580 lower than the nine months ended September 30, 1999. Administrative expenses were lower in the nine months ended September 30, 2000, due to lower salaries and stock transfer costs during this period.

        Net loss:

     The net loss for the nine months ended September 30, 2000 is $42,157 higher than the loss for the nine months ended September 30, 1999. This is attributed to the decrease in revenue in 2000 from the nine months of 1999.

Item 6. Exhibits and Reports on Form 8-K

(1)     There are no exhibits filed as part of this report.

(2) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the three months ended September 30, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        CHEYENNE RESOURCES, INC.
                                                               (Registrant)


Date: ______, 2001                                   /s/Robert R. Spatz
                                                     Robert R. Spatz, President,
                                                     Chairman of the Board,
                                                     Chief Accounting Officer