Form 10KSB
period 2000-12-31
CHEYENNE RESOURCES INC
filed 2001-11-15
CIK 313353

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2000


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

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
 .01 par value.

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

State issuer's revenues for its most recent fiscal year:   $8,830
                                                           ---
As of December 31, 2000, 23,467,084 shares of the Company's Common Stock, .01 par value per share, were held by non-affiliates. The value of the common shares owned by non-affiliates at year end was approximately $1,173,354 based on $.05 per share (nearest average bid/ask to year end.)

The number of shares of Common Stock of the registrant outstanding as of December 31, 2000, were 26,186,289. Documents incorporated by reference. None

                            CHEYENNE RESOURCES, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         4
     Item 3.   Legal Proceedings                                               6
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        7
     Item 6.   Management's Discussion and Analysis or Plan of Operation       8
     Item 7.   Financial Statements                                           10
     Item 8. Changes in and Disagreements With Accountants on Accounting 10 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              10
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 13
     Item 12.  Certain Relationships and Related Transactions                 16
     Item 13.  Exhibits and Reports on Form 8-K                               17

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K  18


SIGNATURES                                                                    19

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

     In 1999 the Company also entered into an Agreement with Tiger Exploration to acquire the Dixie Gas Field and interests in the Stephens and and Lick Creeds Fields for 12,000,000 shares of common stock. Title and production data could not be verified or produced, and so no value of assets could be carried.

     In June 2000, the Company rescinded its memorandum of understanding with Cayenne Records, Inc. In June 2000, the Company also rescinded its memorandums of understanding to acquire Dixie Gas Field and Interest in Stephens and Lick Creek Fields. No value has been recorded in this financial statement for these acquisitions. Of the 23,473,711 shares issued for the above referenced transactions , all but 2,623,838 shares have been returned as of March 29, 2001.

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

Item 2. Properties
------------------

General
-------

     As of December 31, 2000, the Company owns various interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming, Texas and Colorado. Additionally, the Company has non-producing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's non-producing leases and non-producing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

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

     Details of the Company's properties are as follows:

Sales of Producing Oil and Gas Properties
-----------------------------------------

     The Company has acquired oil and gas leases, mineral interests, working interests and overriding royalty interests in oil and gas properties in the states of Oklahoma and Wyoming.
These properties are held for resale to others, for exploration and development (primarily on a joint venture) or farmout. The Company has received the following proceeds from the sale of oil and gas property interests:

          Year Ending              Proceeds
          December 31              Received
          -----------              --------
          1995                          -0-
          1996                       3,300
          1997                      99,000
          1998                          -0-
          1999                      14,501
          2000                         780

Net Productive and Dry Wells Drilled
------------------------------------

     The Company has participated in drilling net productive and net dry wells as follows:
                           Productive wells Dry wells
                    Development Exploratory  Development Exploratory
                    Gross          Net       Gross          Net
                    -----          ---       -----          ---

Year ended
December 31,
2000                -0-            -0-        -0-          -0-

Year ended
December 31,
1999                -0-            -0-        -0-          -0-

     The Company's net revenues from the production of proved developed oil and gas reserves are as follows:

 Year ended    Year ended   Year ended   Year ended     Year ended
 December 31,  December 31, December 31, December 31,   December 31,
   1996          1997         1998         1999           2000
   ----          ----         ----         ----           ----

  $84,508      $73,149      $9,819       $6,019          8,050

     At December 31, 2000, the Company owns only overriding royalty or mineral interests. The Company's reserves are not considered a material amount and has not obtained reserve estimates on these interests.

Developed Acreage
-----------------

     As of December 31, 2000,  the  Company's  total gross and net developed oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

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
                                        ======         =====

Undeveloped Acreage
-------------------

     As of December 31, 2000, the Company's  total gross and net undeveloped oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

                                               Undeveloped Acres
     Location                                Gross            Net
     --------                                -----            ---

     Overriding royalty interests
          Wyoming                            6,830            274

Item 3.  Legal Proceedings
--------------------------

     There are no known legal proceedings which the Company has been named as a party to at December 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There have been no matters submitted to shareholders during the year ended December 31, 2000.

                               PART II

Item 5. Market for the  Registrant's  Common Stock and Related  Security  Holder
--------------------------------------------------------------------------------
Matters
-------

     The Company no longer meets the net asset or equity requirements of NASDQ and is traded in the "Pink Sheets" and will be listed there until the Company can requalify on the Over-The-Counter Market. The range of low and high bid for each quarterly period during 2000 as reported in the "Pink Sheets" was as follows:

                                                 Bid Prices
Fiscal Quarters                               Low       High
---------------                               ---       ----

January - March 1998                         .00       .01
April - June 1998                            .00       .3125
July - September 1998                        .06       .15
October - December 1998                      .03       .11

                                                Bid Prices
Fiscal Quarters                               Low       High
---------------                               ---       ----

January - March 1999                         .00       .01
April - June 1999                            .00       .55125
July - September 1999                        .09       .16
October - December 1999                      .05       .13

                                                Bid Prices
Fiscal Quarters                               Low       High
---------------                               ---       ----

January - March 2000                         .04        .09
April - June 2000                            .07        .12
July - September 2000                        .01        .04
October - December 2000                      .05        .07

     The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 2000, there were approximately 2,976 at record holders of the Company's $0.01 par value common stock. Shares held in street name appear in the above tabulation as one record holder for each broker holding street name shares.

     The Company has not paid any dividends and does not intend to do so for the foreseeable future.


Item 6. Managements  Discussion and Analysis of financial  Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

 Selected Financial Data
------------------------



                                           Year Ended December 31,
                           2000     1999        1998        1997        1996
                           ----     ----        ----        ----        ----

Revenue                     8,830  $20,520      $ 10,659    $ 172,149  $ 81,808

Income (loss ) from
 continuing operations
 before extraordinary
 credit                   (56,859)(173,475)      (94,958)    (313,827) (231,292)
Extraordinary
  income (b)               43,364  699,657         0           44,654         0
Interest (net)              5,868    3,252       (44,351)     (42,190)        0

Net Income (loss)         (13,495) 526,182       (94,958)    (267,173) (231,292)

Per share: (c)
  Income (loss) from
  continuing operations
  before extraordinary
  credit                     (.00)   (.01)         (.00)       (.01)       (.01)

Net Income (loss)            (.00)   (.02)         (.00)       (.01)       (.01)

Cash dividends paid            .0       0             0        0              0

Total assets               93,478  95,319       192,891      235,321    512,833

Long-term debt                  0       0             0        0         30,830

(a) The  information  for 1996 is unaudited.

(b) The extraordinary credit for 2000 are trade payables written off during the year. The extraordinary credit for 1999 represents debt to officers and directors that was forgiven. The extraordinary credit for 1997 represents the settlement of a note payable at less than the recorded amount.

(c) Earnings per share data has been computed in the weighted-average number of common shares and common equivalent shares outstanding during each year. The common stock equivalent share consist of outstanding common stock options and warrants.

     The Company is attempting to find a merger partner or acquire producing properties for stock. Oil and gas revenues will be down significantly in 1999 due to the sale of the Company's major overriding royalty property in Wyoming and lower than anticipated production levels from the Texas mineral interest and the lower oil and gas prices in 2000.

     The working capital deficit of $177,626 at December 31, 2000, is the result of old accounts payable to vendor and accrued salary and interest due to officers for services. Without better oil prices and increased production this deficit will continue into 2000.

     THE FOLLOWING IS A TABULAR RECAP OF THE CHANGES IN ALL REVENUE AND EXPENSE ITEMS COMPARING 1999 TO 2000.

                                             Increase
Revenue                                     (Decrease)          % Change
-------                                     ----------          --------

Sale of producing and non producing         (13,721)            (94.62)%
lease interests

Oil royalty and oil and gas working           2,031              33.74%
interest income

Operating Expenses
------------------

Production costs                              1,305             (61.67)%

Depletion expense                               305              33.78%

Administrative expense                      (46,553)            (45.75)%

Financial expense, net                        2,616              80.44%

The net loss for 2000 was $539,677 higher than in 1999.

REVENUES:

     Sales of producing properties were down $13,721 in 2000 due to lower sales of properties in 2000. Oil and gas revenues in 2000 are up $2,031 from 1999 due to higher price for oil and gas in 2000.

EXPENSES:

     The production costs in 2000 were higher due to the workovers performed on well in 2000. Depletion expense was higher due to higher production in 2000 as compared to 1999. Administrative costs were lower in 2000 as there were several changes in administrative personnel and the Company incurred lower auditing costs in 2000. Interest expense in 2000 was $2,616 higher due to notes to officers and directors.


NET INCOME:

     The net loss in 2000 is $539,677 higher due to lower revenue as compared to 1999. Loss per share was $-0- in 2000 compared to income per share of $ .02 in 1999.

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

Item 9.Changes in and Disagreements with Accountants on Disagreements of Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     Michael Johnson & Co. LLC, CPA's were engaged as auditors for 2000 and 1999. There was no prior auditor during the previous five years. There is and was no disagreement with an auditor or the or the Company in relation to any Accounting Matters or Financial Disclosure.

                               PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The executive officers and directors of the Company are:

Name                                 Position                               Age
----                                 --------                               ---

Robert R. Spatz          President, Assistant-Treasurer and Director        76

Don Goddard              Director                                           45

Randall L. Reichert      Director                                           53


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

Item 11. Management Remuneration and Transactions
-------------------------------------------------

Remuneration
------------

     The following information is set forth with respect to all remuneration paid by the Company during the year ended December 31, 2000 to the Company's five most highly paid executive officers or directors whose total remuneration exceeded $50,000, and to all directors and officers as a group:



                                                      Securities
                                                      or Property,  Aggregate of
Name of                                               Insurance     contingent
individual                            Salaries, fees  benefits or   forms of
or number of                          directors' fees reimbursement remuneration
persons in     Capacities             commissions,    personal      and proposed
group          in which served  Year  and bonuses     benefits      remuneration
-----          ---------------  ----  -----------     --------      ------------

Robert R. Spatz   President,    2000    $24,000           3,357          0
                  Assistant-    1999    $34,000          $3,467         (1)
                  Treasurer &   1998     12,000           4,245          0
                  Director

================================================================================

Don Goddard       Director      2000    $12,000             0            0
                                1999    $19,950             0            0
                                1998         0              0            0
================================================================================
Randall L. Reichert Director    2000      3,600             0            0
                                1999     $8,600             0            0
                                1998         0              0            0
================================================================================


All directors and
officers as a group
(6 Persons) (2)                       $39,600     $3,357        (1) and (2)



                                  LONG TERM COMPENSATION
                                  ----------------------
                                       Options
                        Restricted     & SARs
                        Stock          LTIP          LTIP           Other
                        Awards         Payouts       Payouts        Compensation
                        ------         -------       -------        ------------

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

     (1) None of the current directors of the Company will devote their full time to the management of the Company, Robert Spatz will devote substantially full time to the Company. Mr. Spatz is being paid a salary of $24,000 for the calendar year 2000.

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

Options, Warrants or Rights
---------------------------

     None outstanding

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of December 31, 2000, the information with respect to Common Stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's Common Stock, $0.01 par value, and of all Officers and Directors as a group:

                                Amount and Nature
                                  of Beneficial
Name and Address                   Interest            Percent of Class
----------------                   --------            ----------------

Robert R. Spatz                    1,566,080 (1)          4.2%
2846 Kelly Drive                   Direct and
Cheyenne, Wyoming 82001            Beneficial

Berge Exploration, Inc.              630,827 (2)          2.5%
8774 Yates Dr., Ste. 100           Direct and
Westminister, CO 80030             Beneficial

Berge Enterprises, Inc.              904,500 (2)          3.5%
5862 Owens St.                     Direct and
Arvada, CO 80004                   Beneficial

Whiting Enterprises, Inc.            914,500 (2)          3.6%
5855 Parfet St.                    Direct and
Arvada, CO 80004                   Beneficial

Officers and Directors             2,719,205             13.8%
As a Group (Five                   Direct and
Persons)                           Beneficial

(1) Does not include 89,600 shares owned of record by Mr. Spatz's adult children, beneficial ownership of which is disclaimed by Mr. Spatz, includes 939,700 shares owned by Doris J. Spatz, wife of Mr. Spatz and Assistant-Secretary of the Company; but does not include 400,000 shares optioned to Robert R. Spatz pursuant to his stock option granted to in 1979 and 1982.

(2) Due to beneficial ownership of these entities by two shareholders, all shares are aggregated together.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management
----------------------------

     During the year ended December 31, 2000, there were no material transactions between the Company and any of the Officers and Directors of the Company except for the payments of salaries directors' fees, expense reimbursement,  and other  renumeration  described  previously  within this Form
10-K.

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed for the Company for events occurring during the fourth quarter of the year ended December 31, 2000.

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

                                      CHEYENNE RESOURCES, INC.
                                      ------------------------
                                           (Registrant)



Date:     October  , 2001             By:/s/Robert R. Spatz
                                      --------------------------------
                                      Robert R. Spatz
                                      President, Assistant-Treasurer
                                      and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Robert R. Spatz            President, Assistant-             October  , 2001
Robert R. Spatz               Treasurer and Director


/s/ Don Goddard               Director                          October  , 2001
Don Goddard


/s/Randall L. Reichert        Director                          October  , 2001
Randall L. Reichert

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

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                         F-6 - F-10

                            CHEYENNE RESOURCES, INC.

                           Financial Statements
                   For Years Ended December 31, 2000 and 1999

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


Board of Directors
Cheyenne Resources, Inc.
Cheyenne, WY


We have audited the accompanying balance sheets of Cheyenne Resources, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cheyenne Resources, Inc., as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Denver, Colorado
September 17, 2001
/s/Michael Johnson & Co. LLC



                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                           December 31, 2000 and 1999



                                                                                        2000                1999
                                                                                   ----------------    ---------------
ASSETS:

Current Assets:
  Cash                                                                                       $ 928            $ 1,562
                                                                                   ----------------    ---------------
     Total Current Assets                                                                      928              1,562
                                                                                   ----------------    ---------------

Other Assets:
    Producing properties, at cost
     - net of depletion, 289,118 in 2000, 287,911 in 1999                                   61,111             62,318
    Nonproducing properties, at cost                                                        31,439             31,439
                                                                                   ----------------    ---------------
                                                                                            92,550             93,757
                                                                                   ----------------    ---------------

TOTAL ASSETS                                                                              $ 93,478           $ 95,319
                                                                                   ================    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable                                                                        $ 70,275           $ 72,489
  Accrued interest payable                                                                  34,366             30,498
  Notes payable - shareholders                                                              76,201             76,201
                                                                                   ----------------    ---------------
   Total Current Liabilities                                                               180,842            179,188
                                                                                   ----------------    ---------------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 26,826,289 and issued in 2000,
   26,626,289 issued and outstanding in 1999                                               268,263            266,263
  Additional paid-in capital                                                             3,364,622          3,356,622
  Treasury stock                                                                            (2,500)            (2,500)
  Retained deficit                                                                      (3,717,749)        (3,704,254)
                                                                                   ----------------    ---------------
Total Stockholders' Equity                                                                 (87,364)           (83,869)
                                                                                   ----------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 93,478           $ 95,319
                                                                                   ================    ===============

                             SEE ACCOMPANYING NOTES

                                      F-2


                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                 For the Years Ended December 31, 2000 and 1999




                                                                                   2000                       1999
                                                                              ---------------            ---------------

REVENUES:
Sale of producing and nonproducing properties                                          $ 780                   $ 14,501
Oil and gas royalty, working interest income                                           8,050                      6,019
                                                                              ---------------            ---------------
                                                                              ---------------            ---------------
  Total revenues                                                                       8,830                     20,520
                                                                              ---------------            ---------------

OPERATING EXPENSES:
Dry hole costs                                                                         1,000                          -
Cost of producing lease                                                                    -                     93,190
Production costs                                                                       2,421                      2,116
Depletion costs                                                                        1,208                        903
Administrative expenses                                                               55,192                    101,745
                                                                              ---------------            ---------------
  Total Operating Expenses                                                            59,821                    197,954
                                                                              ---------------            ---------------

Loss from Operations                                                                 (50,991)                  (177,434)
                                                                              ---------------            ---------------

OTHER INCOME/EXPENSES:
Interest and other income                                                                  -                        124
Other income                                                                               -                      7,087
Interest expense                                                                      (5,868)                    (3,252)
                                                                              ---------------            ---------------
                                                                              ---------------            ---------------
  Total Other Income/Expenses                                                         (5,868)                     3,959
                                                                              ---------------            ---------------

Net Loss before extraordinary items                                                  (56,859)                  (173,475)

Extraordinary item, - debt forgiveness                                                43,364                    699,657
                                                                              ---------------            ---------------

NET PROFIT (LOSS)                                                                  $ (13,495)                 $ 526,182
                                                                              ===============            ===============

Weighted average number of
  shares outstanding                                                              26,759,622                 25,097,122
                                                                              ===============            ===============

Net Profit (Loss) Per Share                                                         $ (0.001)                    $ 0.02
                                                                              ===============            ===============

                             SEE ACCOMPANYING NOTES
                                      F-3


                            CHEYENNE RESOURCES, INC.
                 Statements of Changes in Stockholders Deficit



                                                                           Additional
                                                 Common Stock               Paid-In        Treasury        Retained
                                            Shares          Amount          Capital         Stock          Deficit            Totals
                                            ------          ------          -------         -----          -------            ------

Balance -  December 31, 1996                24,276,289       $242,763        $3,179,613     $ (2,500)      $(3,821,651)  $ (401,775)

Net loss                                             -              -                 -            -          (313,827)    (313,827)
                                            ----------       --------        ----------     --------       -----------     ---------
Balance - December 31, 1997                 24,276,289        242,763         3,179,613       (2,500)       (4,135,478)    (715,602)
                                            ----------       --------        ----------     --------       -----------     ---------
Net loss                                             -              -                 -            -           (94,958)     (94,958)
                                            ----------       --------        ----------     --------       -----------     ---------
Balance - December 31, 1998                 24,276,289        242,763         3,179,613       (2,500)       (4,230,436)    (810,560)
                                            ----------       --------        ----------     --------       -----------     ---------
Issuance of common stock
 for debt                                    2,250,000         22,500           172,259            -                 -      194,759
Issuance of common stock for cash              100,000          1,000             4,750            -                 -        5,750
Net Income                                           -              -                 -            -           526,182      526,182
                                            ----------       --------        ----------     --------       -----------     ---------
Balance - December 31, 1999                 26,626,289        266,263         3,356,622       (2,500)       (3,704,254)     (83,869)
                                            ----------       --------        ----------     --------       -----------     ---------
Issuance of common stock for cash              200,000          2,000             8,000            -                 -       10,000
Net Income                                           -              -                 -            -           (13,495)     (13,495)
                                            ----------       --------        ----------     --------       -----------     ---------
Balance - December 31, 2000                 26,826,289        268,263         3,364,622       (2,500)       (3,717,749)     (87,364)
                                            ==========       ========        ==========     ========       ===========     =========

                             SEE ACCOMPANYING NOTES
                                      F-4

                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999
                                Indirect Method



                                                                       2000                 1999
                                                                  ---------------       --------------

Cash Flows From Operating Activities:
  Net Income (Loss)                                                    $ (13,495)           $ 526,182
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depletion Expense                                                        1,208                  903
   Changes in assets and liabilities:
     (Decrease) Increase in accounts payable                              (2,214)             (34,894)
     (Decrease) Increase in accrued expenses                               3,867             (309,446)
                                                                  ---------------       --------------
                                                                           2,861             (343,437)
                                                                  ---------------       --------------
Net Cash Used in Operating Activities                                    (10,634)             182,745
                                                                  ---------------       --------------

Cash Flow From Investing Activities:
  Basis of producing properties                                                -               (3,479)
  Proceed/purchases of properties                                              -                    -
                                                                  ---------------       --------------
  Net Cash Provided By Investing Activities                                    -               (3,479)
                                                                  ---------------       --------------

Cash Flow From Financing Activities:
  Proceeds from sale of common stock                                      10,000                5,750
                                                                  ---------------       --------------
  Net Cash Provided By Financing Activities                               10,000                5,750
                                                                  ---------------       --------------

(Decrease) in Cash                                                          (634)             185,016

Cash and Cash Equivalents - Beginning of period                            1,562                5,041
                                                                  ---------------       --------------

Cash and Cash Equivalents - End of period                                  $ 928            $ 190,057
                                                                  ===============       ==============


Supplemental Cash Flow Information:
  Interest paid                                                            $ 124             $ 12,573
                                                                  ===============       ==============
                                                                  ===============       ==============
  Taxes paid                                                                 $ -                  $ -
                                                                  ===============       ==============


Noncash Transactions:
Issuance of 2,250,000 of common stock for                                      -              194,759
  settlement of notes payables

                             SEE ACCOMPANYING NOTES
                                      F-5


                            Cheyenne Resources, Inc.
                       Accounts Payable and Notes Payable
                      For the Year Ended December 31, 1999


                                                                       Stock Issued
                            Balance                         Debt           for         Stock Issued
Acct Payables              12/31/98        Payments       Forgiven     Liab Payable     For Debt        Accruals         Totals
-------------              --------        --------       --------     ------------     --------        --------         ------


Sante Fe Minerals             5,649.49             -               -              -              -               -        5,649.49
Warren Hickman               20,500.00             -       14,870.00       1,930.00       2,500.00          800.00        2,000.00
Bonds & Mathews               2,082.89             -               -              -              -               -        2,082.89
J H Borgerding                8,940.67             -               -              -              -               -        8,940.67
Sunrise Building              6,920.00             -               -              -              -               -        6,920.00
Newox Enterprises            11,494.14             -        7,845.14       1,149.00       2,500.00               -           (0.00)
Jack Austin & Co.            13,206.76             -               -              -              -               -       13,206.76
Hanes & Burke                 2,580.66             -               -              -              -               -        2,580.66
H T Cook                        200.00             -               -              -              -               -          200.00
Kell Well Royalty - Owner     3,783.32             -               -              -              -               -        3,783.32
Atomic Oil                      275.00             -               -              -              -               -          275.00
June King                     8,750.00             -        4,610.00         790.00       2,500.00        1,200.00        2,050.00
Michael Johnson                      -             -               -              -              -       10,000.00       10,000.00
Randy Riechart                       -             -               -              -              -        3,600.00        3,600.00
Don Goodard                          -                                                                   11,200.00       11,200.00
                             ---------        ------       ---------       --------       --------       ---------       -----------
                             84,382.93             -       27,325.14       3,869.00       7,500.00       26,800.00       72,488.79
                             ---------        ------       ---------       --------       --------       ---------       -----------
Notes Payable

Robert Spatz                366,403.41             -      332,903.00              -              -       34,000.00       67,500.41
Earl King                   192,974.26             -      186,074.00              -              -               -        6,900.26
Leonard Gill                 23,000.00             -       17,120.00       2,180.00       2,500.00          600.00        1,800.00
                             ---------        ------       ---------       --------       --------       ---------       -----------
                            582,377.67             -      536,097.00       2,180.00       2,500.00       34,600.00       76,200.67
                             ---------        ------       ---------       --------       --------       ---------       -----------
Subtotals                   666,760.60             -      563,422.14       6,049.00      10,000.00       61,400.00      148,689.46
                             ---------        ------       ---------       --------       --------       ---------       -----------

Interest Payable

Robert Spatz                195,946.88             -       47,241.00     134,535.91              -        2,700.00       16,869.97
Earl King                   140,743.93             -       88,993.50      38,673.92              -          552.00       13,628.51
                             ---------        ------       ---------       --------       --------       ---------       -----------
                            336,690.81             -      136,234.50     173,209.83              -        3,252.00       30,498.48
                             ---------        ------       ---------       --------       --------       ---------       -----------
Totals                    1,003,451.41             -      699,656.64     179,258.83      10,000.00       64,652.00      179,187.94
                             =========        ======       =========       ========       ========       =========

                             SEE ACCOMPANYING NOTES
                                      F-6

                               CHEYENNE RESOURCES, INC.
                          Notes to Financial Statements
                                December 31, 2000


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

                  Office Equipment                   3-5 years
                  Office Furniture                   5 years

       Income Taxes:

       The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
                                      F-7

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2000

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

NOTE 2 - NOTES PAYABLE - SHAREHOLDER

       At December 31, 2000, the Company had notes payable of $67,500 and $8,701 respectively to shareholders of the Company. These notes bear interest of 8%, are due on demand, and are collateralized by producing oil and gas properties.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2000


NOTE 3 -PRODUCING AND NONPRODUCING PROPERTIES:

         As of December 31, 2000, the Company owns various interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming and Colorado. Additionally, the Company has nonproducing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's nonproducing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

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

NOTE 4 - INCOME TAXES

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

            Deferred tax assets
             Net operating loss carryforwards                   $3,717,749
             Valuation allowance for deferred tax assets        (3,717,749)
                                                                 ----------
                           Net deferred tax assets              $       -
                                                                 ==========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $3,717,749 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2001. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.
                                      F-9

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2000


NOTE 5 -STOCK OPTIONS:

         On March 16, 1982, the Board of Directors approved the adoption of an Incentive Stock Option Plan. The Incentive Stock Option Plan was subsequently approved by the Company's shareholders at its annual meeting held on August 12, 1982. Incentive stock options were then granted to the Company's president and vice president in charge of finance in the amount of 200,000 shares each, exercisable at $.50 per share. At December 31, 1987, 600,000 shares of the Company's $.01 par value common stock have been granted under the new Incentive Stock Option Plan, none of which were exercised as of December 31, 2000 and 1999.

NOTE 6 - REGULATIONS

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