Form 10QSB
period 2001-03-31
CHEYENNE RESOURCES INC
filed 2001-12-11
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: March 31, 2001


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

As of March 31, 2001, 27,326,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                            CHEYENNE RESOURCES, INC.

                                      INDEX



                                                                        Page No.


Part I. Financial Information:

     Condensed Balance Sheets
       March 31, 2001 and unaudited December 31, 2000                        2

     Statements of Operations
       Three months ended
       March 31, 2001 and 2000                                               3

     Statements of Changes in Stockholders Equity                            4

     Statements of Cash Flows
       Financial Position - Three months ended
       March 31, 2001 and 2000                                               5

     Notes to Condensed Financial Statements                                 6

     Management's Discussion and Analysis of the Condensed
       Statements of Income                                                  7

Part II. Other Information

     Item 6 - Exhibits and Reports on Form 8-K                               8

     Signature Page                                                          9

              CHEYENNE RESOURCES, INC.

                              Financial Statements
                    For the Three Months Ended March 31, 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cheyenne Resources, Inc.
Cheyenne, Wyoming

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of March 31, 2001 and the related statements of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated September 17, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
November 27, 2001




PART I. FINANCIAL INFORMATION


                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets




                                                                                     (Unaudited)
                                                                                      March 31,          December 31,
                                                                                        2001                 2000
                                                                                   ----------------     ---------------
ASSETS:

Current Assets:
  Cash                                                                                    $ 10,277             $   928
                                                                                   ----------------     ---------------
     Total Current Assets                                                                   10,277                 928
                                                                                   ----------------     ---------------



Other Assets:
    Producing properties, - net of depletion                                                60,863              61,111
    Nonproducing properties                                                                 31,439              31,439
                                                                                   ----------------     ---------------
    Total Other Assets                                                                      92,302              92,550
                                                                                   ----------------     ---------------

TOTAL ASSETS                                                                             $ 102,579            $ 93,478
                                                                                   ================     ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                                  $  72,625            $ 70,275
  Accrued interest payable                                                                  35,854             34,366
  Notes payable - shareholders                                                              76,201              76,201
                                                                                   ----------------     ---------------
   Total Current Liabilities                                                               184,680            180,842
                                                                                   ----------------     ---------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 50,000,000 and 27,326,289, issued and
     outstanding at March 31, 2001 26,826,289 issued and outstanding
      December 31, 2000                                                                    273,263             268,263
  Additional paid-in capital                                                             3,384,622           3,364,622
  Treasury stock                                                                            (2,500)             (2,500)
  Retained deficit                                                                      (3,737,486)         (3,717,749)
                                                                                   ----------------     ---------------
Total Stockholders' Equity                                                                 (82,101)            (87,364)
                                                                                   ----------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $ 102,579            $ 93,478
                                                                                    ================     ===============

The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                            Statements of Operations

                                                     For the Three Months Ended
                                                              March 31,
                                                        2001               2000
                                                        ----               ----

REVENUES:
Oil royalty/gas, working interest income              $1,654          $   1,679
                                                     -------           ---------
  Total revenues                                       1,654              1,679
                                                     -------           ---------
OPERATING EXPENSES:
Production costs                                       1,895                668
Depletion costs                                          248                252
Administrative expenses                               17,760             11,790
                                                     -------           ---------
  Total Operating Expenses                            19,903             12,718
                                                     -------           ---------
Loss from Operations                                 (18,249)           (11,039)
                                                     -------           ---------
Interest expense                                       1,488              1,467
                                                     -------           ---------
NET INCOME (LOSS)                                   $(19,737)           (12,506)
                                                     =======           =========

Weighted average number of
  shares outstanding                              26,922,956         25,486,289
                                                   =========           =========
Net Earnings (Loss) per share                       $ -                     $ -
                                                   =========           =========

* - Net Earnings (Loss) per share is less than $.01


The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                 Statements of chabnges in Stockholders Deficit
                                  (Unaudited)


                                                                         Additional
                                               Common Stock               Paid-In         Treasury        Retained
                                          Shares           Amount         Capital          Stock          Deficit            Totals
                                          ------           ------         -------          -----          -------            ------

Balance -  December 31, 1996              24,276,289        $242,763       $3,179,613      $ (2,500)      $(3,821,651)   $ (401,775)

Net loss                                           -               -                -             -          (313,827)     (313,827)
                                          ----------        --------        ---------        -------       -----------     ---------
Balance - December 31, 1997               24,276,289         242,763        3,179,613        (2,500)       (4,135,478)     (715,602)
                                          ----------        --------        ---------        -------       -----------     ---------
Net loss                                           -               -                -             -           (94,958)      (94,958)
                                          ----------        --------        ---------        -------       -----------     ---------
Balance - December 31, 1998               24,276,289         242,763        3,179,613        (2,500)       (4,230,436)     (810,560)
                                          ----------        --------        ---------        -------       -----------     ---------
Issuance of common stock
 for debt                                  2,250,000          22,500          172,259             -                 -       194,759
Issuance of common stock
 for cash                                    100,000           1,000            4,750             -                 -         5,750
Net income                                         -               -                -             -           526,182       526,182
                                          ----------        --------        ---------        -------       -----------     ---------
Balance - December 31, 1999               26,626,289         266,263        3,356,622        (2,500)       (3,704,254)      (83,869)
                                          ----------        --------        ---------        -------       -----------     ---------
Issuance of common stock
 for cash                                    200,000           2,000            8,000             -                 -        10,000
Net loss                                           -               -                -             -           (13,495)      (13,495)
                                          ----------        --------        ---------        -------       -----------     ---------
Balance - December 31, 2000               26,826,289         268,263        3,364,622        (2,500)       (3,717,749)      (87,364)
                                          ----------        --------        ---------        -------       -----------     ---------
Issuance of common stock
 for cash                                    500,000           5,000           20,000             -                 -        25,000
Net loss                                           -               -                -             -           (19,737)      (19,737)
                                          ----------        --------        ---------        -------       -----------     ---------
Balance - March 31, 2001                  27,326,289        $273,263       $3,384,622      $ (2,500)      $(3,737,486)    $ (82,101)
                                          ==========        ========        =========        =======       ===========     =========

The accompanying notes are an integral part of these financial statements.




                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows

                                 Indirect Method

                                                               For the Three Months Ended
                                                                       March 31,
                                                             2001                       2000
                                                             ----                       ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                      $(19,737)                    $(12,506)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Debt forgiveness                                            -
    Depletion                                                 248                          252
   Changes in assets and liabilities:
   Decrease in accounts payable and
     accrued expenses                                       3,838                       11,168
                                                          --------                     --------
                                                            4,086                       11,420
                                                          --------                     --------
Net Cash Used in Operating Activities                     (15,651)                      (1,086)
                                                          --------                     --------

Cash Flow From Investing Activities:
  Proceed/purchases of properties                                -                           -
                                                          --------                     --------
  Net Cash Provided By Investing Activites                       -                           -
                                                          --------                     --------

Cash Flow From Financing Activities:
  Proceeds from sale of stock                               25,000                           -
  Proceeds form note payable                                     -                           -
  Principle payments on long-term debt                           -                           -
                                                          --------                     ---------
  Net Cash Provided By Financing Activites                  25,000                           -
                                                          --------                     ---------

(Decrease) Increase in Cash                                  9,349                      (1,086)

Cash and Cash Equivalents - Beginning of period                928                       1,562
                                                          --------                     ---------

Cash and Cash Equivalents - End of period                $  10,277                    $    476
                                                          ========                     =========

Supplemental Cash Flow Information:
  Interest paid                                          $ -                          $ -
                                                          ========                     =========
  Taxes paid                                             $ -                          $ -
                                                          ========                     =========



The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

2.        Subsequent Events

     In June 2000, the Company rescinded its memorandum of understanding with Cayenne Records, Inc. In June 2000, the Company also rescinded its memorandum of understanding to acquire Dixie Gas and an interest in Stephens and Lick Creek Fields. No value had been recorded in these financial statements for these acquisitions. The Company issued 23,473,711 shares of common stock for these transactions. As of March 31, 2001 there was 2,523,838 shares that have not been returned from these.

                            CHEYENNE RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capitol deficit of $(174,403) at March 31, 2001 down $5,511 from December 31, 2000's a deficit of (179,914). The Company is still seeking additional equity capitol to supplement its cash flow or a merger partner.

Results of operations:

     Revenues:

     Oil and gas revenues for the first quarter of 2001 decreased $25 as compared to 2000. The decrease in revenues is due to lower production levels in 2001 as compared to the first quarter of 2000 and was offset by higher oil and gas prices.

     Expenses:

     Overall expenses in the first quarter of 2001 were $7,185 higher than the first quarter of 2000. Expenses in all areas were higher in the first quarter of 2001, as compared to the first quarter of 2000. Administration expenses were higher due to additional contract labor costs of $3,500.

     Net income:

     The net loss for the first quarter of 2001 is $7,231 higher than the loss for the first quarter of 2000. This is attributed higher overall costs during the first quarter of 2001.
                                       7

Item 6. Exhibits and Reports on Form 8-K

(A) There are no exhibits filed as part of this report.

(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the three months ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHEYENNE RESOURCES, INC.
                                                  (Registrant)


Date: December 11, 2001                            /s/Robert R. Spatz,
                                                  -------------------
                                                     Robert R. Spatz, President,
                                                     Chairman of the Board,
                                                     Chief Accounting Officer