Form 10QSB
period 2001-06-30
CHEYENNE RESOURCES INC
filed 2001-12-18
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: June 30, 2001


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

As of June 30, 2001, 27,326,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                                   CHEYENNE RESOURCES, INC.

                                            INDEX



                                                                        Page No.
                                                                        --------


Part I. Financial Information:

         Balance Sheets                                                       2

         Statements of Operations (Unaudited)                                 3

         Statements of Changes in Stockholders Deficit                        4

         Statements of Cash Flow (Unaudited)                                  5

         Notes to  Financial Statements                                       6

         Management's Discussion and Analysis                                 7

Part II. Other Information

        Item 6 - Exhibits and Reports on Form 8-K                             8

        Signature Page                                                        9

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cheyenne Resources, Inc.
Cheyenne, Wyoming

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of June 30, 2001 and the related statements of operations for the three months and six months period ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated September 17, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
December 10, 2001



                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets




                                                                                     (Unaudited)
                                                                                      June 30,           December 31,
                                                                                       2001                 2000
                                                                                   ----------------     ---------------
ASSETS:

Current Assets:
  Cash                                                                                     $ 6,417             $   928
                                                                                   ----------------     ---------------
     Total Current Assets                                                                    6,417                 928
                                                                                   ----------------     ---------------


Other Assets:
    Producing properties, net of depletion                                                  60,708              61,111
    Nonproducing properties, net of depletion                                               31,439              31,439
                                                                                   ----------------     ---------------
    Total Other Assets                                                                      92,147              92,550
                                                                                   ----------------     ---------------

TOTAL ASSETS                                                                             $  98,564            $93,478
                                                                                   ================     ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                                  $  82,525            $ 70,725
  Accrued interest payable                                                                  37,342              34,366
  Notes payable - shareholders                                                              76,201              76,201
                                                                                   ----------------     ---------------
   Total Current Liabilities                                                               196,068             181,292
                                                                                   ----------------     ---------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 50,000,000 and 27,326,289, issued and
     outstanding at June 30, 2000 and 26,826,289 outstanding at
      December 31, 1999                                                                    273,263             268,263
  Additional paid-in capital                                                             3,384,622           3,364,622
  Treasury stock                                                                            (2,500)             (2,500)
  Retained deficit                                                                      (3,752,889)         (3,717,749)
                                                                                   ----------------     ---------------
Total Stockholders' Equity                                                                 (97,504)            (87,364)
                                                                                   ----------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $ 98,564            $93,928
                                                                                   ================     ===============

   The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                          For the Three Months Ended                For the Six Months Ended
                                                                   June 30,                                  June 30,
                                                           2001               2000                   2001               2000
                                                           ----               ----                   ----               ----

REVENUES:

  Oil royalty/gas, working interest income               $ 1,035              $ 3,542               $2,689               $5,221
                                                           -------            -------               -------             -------
  Total revenues                                           1,035                3,542                2,689                5,221
                                                           -------            -------               -------             -------
OPERATING EXPENSES:
Production costs                                           1,383                  803                3,278                1,471
Depletion costs                                              155                  414                  403                  666
Administrative expenses                                   13,412               16,602               31,172               28,400
                                                          -------             -------              -------              -------
  Total Operating Expenses                                14,950               17,819               34,853               30,537
                                                          -------             -------              -------              -------
(Loss) from Operations                                   (13,915)             (14,277)             (32,164)            (25,316)
                                                          -------             -------              -------              -------
Interest expense                                          (1,488)              (1,467)              (2,976)             (2,934)
                                                          -------             -------              -------              -------
NET INCOME (LOSS)                                       $(15,403)            $(15,744)            $(35,140)          $ (28,250)
                                                          =======             =======              =======              =======
Weighted average number of
  shares outstanding                                  27,326,289           25,686,289           27,159,622          25,586,289
                                                       ==========          ==========            ==========          ==========
Net Earnings (Loss) per share                                *                  *                     *                     *
                                                       ==========          ==========            ==========          ==========

              * - Net Earnings (Loss) per share is less than $.01
   The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                 Statements of Changes in Stockholders Deficit
                                  (Unaudited)


                                                                         Additional
                                               Common Stock               Paid-In         Treasury        Retained
                                          Shares           Amount         Capital          Stock          Deficit            Totals
                                          ------           ------         -------          -----          -------            ------

Balance -  December 31, 1996              24,276,289        $242,763       $3,179,613      $ (2,500)      $(3,821,651)   $ (401,775)

Net loss                                           -               -                -             -          (313,827)     (313,827)
                                          ----------        --------       ----------      --------        -----------    ----------
Balance - December 31, 1997               24,276,289         242,763        3,179,613        (2,500)       (4,135,478)     (715,602)
                                          ----------        --------       ----------      --------        -----------    ----------

Net loss                                           -               -                -             -           (94,958)      (94,958)
                                          ----------        --------       ----------      --------        -----------    ----------
Balance - December 31, 1998               24,276,289         242,763        3,179,613        (2,500)       (4,230,436)     (810,560)
                                          ----------        --------       ----------      --------        -----------    ----------
Issuance of common stock
 for debt                                  2,250,000          22,500          172,259             -                 -       194,759
Issuance of common stock
 for cash                                    100,000           1,000            4,750             -                 -         5,750
Net Income                                         -               -                -             -           526,182       526,182
                                          ----------        --------       ----------      --------        ------------   ----------
Balance - December 31, 1999               26,626,289         266,263        3,356,622        (2,500)       (3,704,254)      (83,869)
                                          ----------        --------       ----------      --------        ------------   ----------
Issuance of common stock
 for cash                                    200,000           2,000            8,000             -                 -        10,000
Net loss                                           -               -                -             -           (13,495)      (13,495)
                                          ----------        --------       ----------      --------        ------------   ----------
Balance - December 31, 2000               26,826,289         268,263        3,364,622        (2,500)       (3,717,749)      (87,364)
                                          ----------        --------       ----------      --------        ------------   ----------
Issuance of common stock
 for cash                                    500,000           5,000           20,000             -                 -        25,000
Net loss                                           -               -                -             -           (35,140)      (35,140)
                                          ----------        --------       ----------      --------        ------------   ----------
Balance - June 30, 2001                   27,326,289        $273,263       $3,384,622      $ (2,500)      $(3,752,889)    $ (97,504)
                                          ----------        --------       ----------      --------        ------------   ----------

The accompanying notes are an integral part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                            For the Six Months Ended
                                                                                     June 30,
                                                                         2001                       2000
                                                                         ----                       ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                        $(35,140)              $(28,250)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depletion                                                                   403                    666
   Changes in assets and liabilities:
    Increase (Decrease) in accounts payable and accrued expenses             15,226                 19,434
                                                                           --------               --------
                                                                             15,629                 20,100
                                                                           --------               --------
Net Cash Used in Operating Activities                                       (19,511)                (8,150)
                                                                           --------                --------

Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                 -                     -
                                                                           --------                --------
  Net Cash Provided By Investing Activites                                        -                     -
                                                                           --------                --------

Cash Flow From Financing Activities:
  Proceeds from sale of stock                                                25,000                 10,000
                                                                           --------                --------
  Net Cash Provided By Financing Activites                                   25,000                 10,000
                                                                           --------                --------
(Decrease) Increase in Cash                                                   5,489                  1,850

Cash and Cash Equivalents - Beginning of period                                 928                  1,562
                                                                           --------                --------
Cash and Cash Equivalents - End of period                                  $  6,417               $  3,412
                                                                           ========                ========


Supplemental Cash Flow Information:
  Interest paid                                                            $     -                 $ -
                                                                           ========                ========
  Taxes paid                                                               $     -                 $ -
                                                                           ========                ========



   The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

                                   CHEYENNE RESOURCES, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capitol deficit of $189,651 at June 30, 2001, up $9,737 from December 31, 2000's deficit of $179,914. The increase is due to accrued operating expenses. The Company is still seeking additional equity capitol to supplement its cash flow or a merger partner.

Results of operations:

        Revenues:

     Oil and gas revenues for the first half of 2001 decreased $1,752 as compared to 2000. The decrease in revenues is due to lower production levels in 2001 as compared to the first half of 2000. Sales of oil and gas properties were $780 lower in the first half of 2001 as compared to 2000.

        Expenses:

        Overall expenses in the first half of 2001 were $4,316 higher than the first half of 2000.

        Net income:

     The net loss for the first half of 2001 is $6,890 higher than the net loss for the first half of 2000. This is attributed to the decrease in revenue in 2001 from the first half of 2000 and higher production and administration costs in 2001 as compard to 2000.

Item 6. Exhibits and Reports on Form 8-K

(A) There are no exhibits filed as part of this report.

(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the three months ended June 30, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        CHEYENNE RESOURCES, INC.
                                                               (Registrant)


Date: December 12, 2001                               /s/Robert R. Spatz
                                                      -------------------
                                                     Robert R. Spatz, President,
                                                     Chairman of the Board,
                                                     Chief Accounting Officer