Form 10QSB
period 2001-09-30
CHEYENNE RESOURCES INC
filed 2001-12-18
CIK 313353

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

As of September 30, 2001 27,326,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                            CHEYENNE RESOURCES, INC.

                                     INDEX



                                                                       Page No.
                                                                       --------


Part I. Financial Information:

         Balance Sheets
         September 30, 2001 and December 31, 2000                         2

         Statements of Operation                                          3
         September 30, 2001 and 2000

         Statements Changes in Stockholders Equity                        4

         Statements of Cash Flows (Unaudited)
         September 30, 2001 and 2000                                      5

         Notes to Condensed Financial Statements                          6

         Management's Discussion and Analysis                             7

Part II. Other Information

        Item 6 - Exhibits and Reports on Form 8-K                         8

        Signature Page                                                    9

                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cheyenne Resources, Inc.
Cheyenne, Wyoming

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of September 30, 2001 and the related statements of operations for the three months and nine months period ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated September 17, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
December 10, 2001



                         PART I. FINANCIAL INFORMATION

                            CHEYENNE RESOURCES, INC.

                            CONDENSED BALANCE SHEETS


                                                                    (Unaudited)
                                                                     September 30,   December 31,
                                                                        2001            2000
                                                                    -------------    ------------
ASSETS:

Current Assets:
  Cash                                                                   $ 1,709         $   928
                                                                    -------------    ------------
     Total Current Assets                                                  1,709             928
                                                                    -------------    ------------


Other Assets:
    Producing properties, net of depletion                                60,480          61,111
    Nonproducing properties                                               31,439          31,439
                                                                    -------------    ------------
    Total Other Assets                                                    91,919          92,550
                                                                    -------------    ------------

TOTAL ASSETS                                                           $  93,628        $ 93,478
                                                                    =============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                 $145,505       $104,641
  Notes payable - shareholders                                            76,201         76,201
                                                                    -------------    ------------
   Total Current Liabilities                                             221,706        180,842
                                                                    -------------    ------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000 shares
    authorized, 50,000,000 and 27,326,289, issued and outstanding at September 30, 2000 and 26,826,289 outstanding at
     December 31, 1999                                                   273,263         268,263
  Additional paid-in capital                                           3,384,622       3,364,622
  Treasury stock                                                          (2,500)         (2,500)
  Retained deficit                                                    (3,783,463)     (3,717,749)
                                                                    -------------    ------------
Total Stockholders' Equity                                               128,078        (87,364)
                                                                    -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  93,628        $93,478
                                                                    =============    ============

   The accompanying notes are an integral part of these financial statements.



                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                                  (Unaudited)

                                             For the Three Months Ended         For the Nine Months Ended
                                                   September 30,                      September 30,
                                                2001            2000               2001           2000
                                                ----            ----               ----           ----

REVENUES:

  Oil royalty/gas, working interest income         1,519          1,796               4,208          7,017
                                                 -------         -------            -------        -------
  Total revenues                                   1,519          1,796               4,208          7,017
                                                 -------         -------            -------        -------
OPERATING EXPENSES:
Production costs                                     873            445               4,151          1,916
Depletion costs                                      228            269                 631            935
Administrative expenses                           29,504         13,522              60,676         41,922
                                                 -------         -------            -------        -------
  Total Operating Expenses                        30,605         14,236              65,458         44,773
                                                 -------         -------            -------        -------
Loss from Operations                             (29,086)       (12,440)            (61,250)       (37,756)
                                                 -------         -------            -------        -------
Other income
Interest expense                                   1,488          1,467               4,464          4,401
                                                 -------         -------            -------        -------
NET INCOME (LOSS)                               $(30,574)     $ (13,907)       $    (65,714)     $ (42,157)
                                                 =======         =======            =======        =======
Weighted average number of
  shares outstanding                          27,326,289     26,826,289          27,215,178     26,659,622
                                                 =======         =======            =======        =======
Net Earnings (Loss) per share                     *               *                      *            *
                                                 =======         =======            =======        =======


* - Net Earnings (Loss) per share is less than $.01

 The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                 Statements of Changes in Stockholders Deficit



                                                                         Additional
                                               Common Stock               Paid-In         Treasury        Retained
                                          Shares           Amount         Capital          Stock          Deficit            Totals
                                          ------           ------         -------          -----          -------            ------

Balance -  December 31, 1996              24,276,289        $242,763       $3,179,613      $ (2,500)      $(3,821,651)   $ (401,775)

Net loss                                           -               -                -             -          (313,827)     (313,827)
                                          ----------         -------       ----------      --------        ----------     ----------
Balance - December 31, 1997               24,276,289         242,763        3,179,613        (2,500)       (4,135,478)     (715,602)
                                          ----------         -------       ----------      --------        ----------     ----------
Net loss                                           -               -                -             -           (94,958)      (94,958)
                                          ----------         -------       ----------      --------        ----------     ----------
Balance - December 31, 1998               24,276,289         242,763        3,179,613        (2,500)       (4,230,436)     (810,560)
                                          ----------         -------       ----------      --------        ----------     ----------
Issuance of common stock
 for debt                                  2,250,000          22,500          172,259             -                 -       194,759
Issuance of common stock
 for cash                                    100,000           1,000            4,750             -                 -         5,750
Net Income                                         -               -                -             -           526,182       526,182
                                          ----------         -------       ----------      --------        ----------     ----------
Balance - December 31, 1999               26,626,289         266,263        3,356,622        (2,500)       (3,704,254)      (83,869)
                                          ----------         -------       ----------      --------        ----------     ----------
Issuance of common stock
 for cash                                    200,000           2,000            8,000             -                 -        10,000
Net loss                                           -               -                -             -           (13,495)      (13,495)
                                          ----------         -------       ----------      --------        -----------    ----------
Balance - December 31, 2000               26,826,289         268,263        3,364,622        (2,500)       (3,717,749)      (87,364)
                                          ----------         -------       ----------      --------        -----------    ----------
Issuance of common stock
 for cash                                    500,000           5,000           20,000             -                 -        25,000
Net loss                                           -               -                -             -           (65,714)      (65,714)
                                          ----------         -------       ----------      --------         -----------   ----------
Balance - September 30, 2001              27,326,289        $273,263       $3,384,622      $ (2,500)      $(3,783,463)   $ (128,078)
                                          ----------         -------       ----------      --------         -----------   ----------

The accompanying notes are an integral part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                           For the Nine Months Ended
                                                                 September 30,
                                                             2001              2000
                                                             ----              ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                         $(65,714)         $(42,157)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depletion                                                    631               935
   Changes in assets and liabilities:
   Increase (Decrease) in accounts payable
    and accrued expenses                                      40,864            30,106
                                                             ---------         --------
                                                              41,495            31,041
                                                             ---------         --------
Net Cash Used in Operating Activities                        (24,219)          (11,116)
                                                             ---------         --------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                   -                -
                                                             ---------         --------
  Net Cash Provided By Investing Activites                          -                -
                                                             ---------         --------
Cash Flow From Financing Activities:
  Proceeds from sale of stock                                  25,000           10,000
                                                              ---------         --------
  Net Cash Provided By Financing Activites                     25,000           10,000
                                                             ---------         --------
(Decrease) Increase in Cash                                       781           (1,116)

Cash and Cash Equivalents - Beginning of period                   928            1,562
                                                             ---------         --------
Cash and Cash Equivalents - End of period                     $ 1,709              446
                                                             =========         ========

 The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

                            CHEYENNE RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capitol deficit of $219,997 at September 30, 2001, up $40,083 from December 31, 2000's deficit of $179,914. The increase is due to accrued operating expenses. The Company is still seeking additional equity capitol to supplement its cash flow or a merger partner.

Results of operations:

        Revenues:

     Oil and gas revenues for the nine months ended September 30, 2001 decreased $2,029 as compared to 2000. The decrease in revenues is due to lower production levels in 2001 compared to the nine months of 2000. There were no sales of oil and gas properties in 2001.

        Expenses:

     Overall expenses in the nine months ended September 2001 were $20,685 higher than the nine months ended September 30, 2000. Administrative expenses were $18,754 higher in the nine months ended September 30, 2001, compared to 2000 due to higher professional fees and contract labor.

        Net loss:

     The net loss for the nine months ended September 30, 2001 is $23,557 higher than the loss for the nine months ended September 30, 2000. This is attributed to the decrease in revenue in 2001 from the nine months of 2000 and higher administrative costs in 2001

Item 6. Exhibits and Reports on Form 8-K

(1)     There are no exhibits filed as part of this report.

(2) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the three months ended September 30, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        CHEYENNE RESOURCES, INC.
                                                               (Registrant)


Date: December 12, 2001                              /s/Robert R. Spatz
                                                     ---------------------------
                                                     Robert R. Spatz, President,
                                                     Chairman of the Board,
                                                     Chief Accounting Officer