Form 10KSB
period 2001-12-31
CHEYENNE RESOURCES INC
filed 2004-03-04
CIK 313353

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2001


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $8,830 --- As of December 31, 2001, 21,926,887 shares of the Company's Common Stock, were held by non-affiliates. The value of the common shares owned by non-affiliates at year end was approximately $1,096,344 based on $.05 per share (nearest average bid/ask to year end.)

The number of shares of Common Stock of the registrant outstanding as of December 31, 2001, were 27,326,289. Documents incorporated by reference. None

                            CHEYENNE RESOURCES, INC.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         4
     Item 3.   Legal Proceedings                                               6
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        7
     Item 6.   Management's Discussion and Analysis or Plan of Operation       8
     Item 7.   Financial Statements                                           10
     Item 8. Changes in and Disagreements With Accountants on Accounting 10 and Financial Disclosure
     Item 8a.  Controls and Procedures

PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              10
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 13
     Item 12.  Certain Relationships and Related Transactions                 16
     Item 13.  Exhibits and Reports on Form 8-K                               17
     Item 14.  Principal Accountant Fees and Services

SIGNATURES                                                                    19

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

     Details of the Company's properties are as follows:

Sales of Producing Oil and Gas Properties
-----------------------------------------

     The Company has acquired oil and gas leases, mineral interests, working interests and overriding royalty interests in oil and gas properties in the states of Oklahoma and Wyoming.
These properties are held for resale to others, for exploration and development (primarily on a joint venture) or farmout. The Company has received the following proceeds from the sale of oil and gas property interests:

          Year Ending              Proceeds
          December 31              Received
          -----------              --------
          1995                      -0-
          1996                   3,300
          1997                  99,000
          1998                      -0-
          1999                  14,501
          2000                     780
          2001                      -0-

Net Productive and Dry Wells Drilled
------------------------------------

     The Company has participated in drilling net productive and net dry wells as follows:
                           Productive wells Dry wells
                    Development Exploratory  Development Exploratory
                    Gross          Net       Gross          Net
                    -----          ---       -----          ---

Year ended
December 31,
2001                -0-            -0-        -0-          -0-

Year ended
December 31,
2000                -0-            -0-        -0-          -0-

     The Company's net revenues from the production of proved developed oil and gas reserves are as follows:

 Year ended    Year ended   Year ended   Year ended     Year ended  Year ended
 December 31,  December 31, December 31, December 31,  December 31, December 31,
   1996          1997         1998         1999           2000        2001
   ----          ----         ----         ----           ----        ----

  $84,508      $73,149      $9,819       $6,019          8,050        6,614

     At December 31, 2001, the Company owns only overriding royalty or mineral interests. The Company's reserves are not considered a material amount and has not obtained reserve estimates on these interests.

Developed Acreage
-----------------

     As of December 31, 2001,  the  Company's  total gross and net developed oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

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
                                        ======         =====

Undeveloped Acreage
-------------------

     As of December 31, 2001, the Company's  total gross and net undeveloped oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

                                               Undeveloped Acres
     Location                                Gross            Net
     --------                                -----            ---

     Overriding royalty interests
          Wyoming                            6,830            274

Item 3.  Legal Proceedings
--------------------------

     There are no known legal proceedings which the Company has been named as a party to at December 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There have been no matters submitted to shareholders during the year ended December 31, 2001.

                               PART II

Item 5. Market for the  Registrant's  Common Stock and Related  Security  Holder
--------------------------------------------------------------------------------
Matters
-------

     The Company does not meets the net asset or equity requirements of NASDQ and is traded in the "Pink Sheets" and will be listed there until the Company can requalify on the Over-The-Counter Market. The range of low and high bid for each quarterly period during 2001 as reported in the "Pink Sheets" was as follows:

                                                 Bid Prices
Fiscal Quarters 2000                          Low       High
---------------                               ---       ----

1st Quarter                                   .04        .09
2nd Quarter                                   .07        .12
3rd Quarter                                   .01        .04
4th Quarter                                   .05        .07

                                                Bid Prices
Fiscal Quarter 2001                           Low       High
------------------                           ----       ----

1st Quarter                                   .05        .10
2nd Quarter                                   .05        .10
3rd Quarter                                   .05        .10
4th Quarter                                   .05        .10



     The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 2001, there were approximately 2,976 record holders of the Company's $0.01 par value common stock. Shares held in street name appear in the above tabulation as one record holder for each broker holding street name shares.

     The Company has not paid any dividends and does not intend to do so for the foreseeable future.

Item 6. Managements  Discussion and Analysis or Plan of Operations
-----------------------------------------------------------------


 Selected Financial Data
- ------------------------



                                           Year Ended December 31,
                            2001         2000     1999        1998        1997
                            ----         ----     ----        ----        ----

Revenue                     6,614     8,830  $20,520      $ 10,659    $ 172,149

Income (loss ) from
 continuing operations
 before extraordinary
 credit                  (83,010)   (56,859)(173,475)      (94,958)    (313,827)
Extraordinary
  income (a)                 -       43,364  699,657         0           44,654
Interest (net)               -        5,868    3,252       (44,351)     (42,190)

Net Income (loss)        (88,941)   (13,495) 526,182       (94,958)    (267,173)
Per share: (b)
  Income (loss) from
  continuing operations
  before extraordinary
  credit                    (.01)        (.00)   (.01)         (.00)       (.01)

Net Income (loss)           (.01)        (.00)   (.02)         (.00)       (.01)

Cash dividends paid           .0           .0       0             0        0

Total assets              92,287      93,478  95,319       192,891      235,321

Long-term debt                 0            0       0             0        0

(a) The extraordinary credit for 2000 are trade payables written off during the year. The extraordinary credit for 1999 represents debt to officers and directors that was forgiven. The extraordinary credit for 1997 represents the settlement of a note payable at less than the recorded amount.

(b) Earnings per share data has been computed in the weighted-average number of common shares and common equivalent shares outstanding during each year. The common stock equivalent share consist of outstanding common stock options and warrants.

     The Company is attempting to find a merger partner or acquire producing properties for stock. Oil and gas revenues will be down significantly in 2000 due to the sale of the Company's major overriding royalty property in Wyoming and lower than anticipated production levels from the Texas mineral interest and the lower oil and gas prices in 2001.

     The working capital deficit of $151,000 approximately at December 31, 2001, is the result of old accounts payable to vendor and accrued salary and interest due to officers for services. Without better oil prices and increased production this deficit will continue into the future.

REVENUES:

     Sales of producing properties were none in 2001 and $780 in 2000. Oil and gas revenues in 2001 were $6,614 compared to $8,830 in 2000.

EXPENSES:

     The production and dry hole costs in 2001 were $4,139 compared to $3,421 in 2000. Depletion expense was $631 in 2001 as compared to $1,208 in 2000. Administrative costs were $84,854 due to salary accrual in 2001 wheras the Company incurred only $55,192 in such costs in 2000. Interest expense in 2001 was $5,953 and $5,868 in 2000 on notes to officers and directors.


NET INCOME:

     The net loss in 2001 is ($88,941) higher due to lower revenue and higher expenses as compared to the 2000 net loss of ($56,859). Loss per share was approximately $($.01) in 2001 compared to loss per share of less than ($.01) in 2000.

The Trend of losses is expected to continue until revenue in excess of expenses can be achieved, of which there is no assurance. The company is seeking to acquire oil and gas production, or achieve a business combination, but has no firm prospects at this time.

NEED FOR ADDITIONAL CAPITAL

        The Company does not have capital sufficient to meet the Company's cash needs. The Company will have to seek loans or equity placements to cover such cash needs.

        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any addition-al funds will be available to the Company to allow it to continue its business plan.

GOING CONCERN

     The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7 - Financial Statements
- - - -----------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8.Changes in and Disagreements with Accountants on Disagreements of Accounting and Financial Disclosure
- ------------------------------------------------------------------------------

     Michael Johnson & Co. LLC, CPA's were engaged as auditors for 2001 and 2000. There was no prior auditor during the previous five years. There is and was no disagreement with an auditor or the or the Company in relation to any Accounting Matters or Financial Disclosure.


Item 8a. Controls and Procedures
- ---------------------------------------------------

 Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and control Persons; Compliance With Section 16(a of the Exchange Act.
--------------------------------------------------------------------------------

     The executive officers and directors of the Company at December 31, 2001 are:

Name                                 Position                               Age
- ----                                 --------                             ---

Robert R. Spatz          President, Assistant-Treasurer and Director        77

Don Goddard              Director   (resigned February 2004)                46

Randall L. Reichert      Director   (resigned February 2004)                54


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

Item 10. Executive Compensation
-------------------------------


Remuneration
- ------------

     The following information is set forth with respect to all remuneration paid by the Company during the year ended December 31, 2001 to the Company's five most highly paid executive officers or directors whose total remuneration exceeded $50,000, and to all directors and officers as a group:



                                                      Securities
                                                      or Property,  Aggregate of
Name of                                               Insurance     contingent
individual                            Salaries, fees  benefits or   forms of
or number of                          directors' fees reimbursement remuneration
persons in     Capacities             commissions,    personal      and proposed
group          in which served  Year  and bonuses     benefits      remuneration
- -----          ---------------  ----  -----------     --------      ----------

Robert R. Spatz                 2001    $53,500*             0            0
                  President,    2000    $26,000*           3,357          0
                  Assistant-    1999    $34,000*          $3,467         (1)
                  Treasurer &   1998     12,000            4,245          0
                  Director

================================================================================
*includes accruals

 Don Goddard                    2001    $34,200*            0            0
                  Director      2000    $12,000*            0            0
                                1999    $19,950*            0            0
                                1998         0              0            0
================================================================================
Randall L. Reichert Director    2001         0              0            0
                                2000      3,600             0            0
                                1999     $8,600             0            0
                                1998         0              0            0
================================================================================
*includes accruals

All directors and
officers as a group
(3 Persons)                     2001   $87,700              $0           0



                                  LONG TERM COMPENSATION
                                  ----------------------
                                       Options
                        Restricted     & SARs
                        Stock          LTIP          LTIP           Other
                        Awards         Payouts       Payouts        Compensation
                        ------         -------       -------        ------------

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

     The Company may to engage the services of geological consultants and land brokers on a fee plus expenses (travel, lodging and meals) basis. The Company intends to pay its non- salaried officers and directors for attending directors' meetings at the rate of $200 per person per month.

 Stock purchase Plans; Profit Sharing and Thrift Plans
 -----------------------------------------------------

     Presently  the  Company has no stock  purchase  plans,  profit-sharing   or
thrift plans.

Options, Warrants or Rights
- ---------------------------

     None outstanding

Item 11. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

     The following table sets forth, as of December 31, 2000, the information with respect to Common Stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's Common Stock, $0.01 par value, and of all Officers and Directors as a group:

                                Amount and Nature
                                  of Beneficial
Name and Address                   Interest            Percent of Class
- ----------------                   --------            ----------------

Robert R. Spatz                    1,566,080 (1)               4.2%
2846 Kelly Drive                   Direct and
Cheyenne, Wyoming 82001            Beneficial

Berge Exploration, Inc.              630,827 (2)               9%(2)
8774 Yates Dr., Ste. 100           Direct and
Westminister, CO 80030             Beneficial (2,449,827)

Berge Enterprises, Inc.              904,500 (2)               9%(2)
5862 Owens St.                     Direct and
Arvada, CO 80004                   Beneficial (2,449,827)

Whiting Enterprises, Inc.            914,500 (2)               9%(2)
5855 Parfet St.                    Direct and
Arvada, CO 80004                   Beneficial (2,449,827)

Don Goddard                          350,000                  1.3%
426 E. 42nd
Loveland, CO 80538

Randall L. Reichert                  200,000                   .7%
P.O. Box 95
New Raymer, CO 80742

Officers and Directors             2,116,060                  6.2%
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

Item 12. Certain Relationships and Related Transactions.
- --------------------------------------------------------

Transactions with Management
- ----------------------------

     During the year ended December 31, 2001, there were no material transactions between the Company and any of the Officers and Directors of the Company except for the payments of salaries directors' fees, expense reimbursement,  and other  renumeration  described  previously  within this Form
10-K.

Indebtedness of Management
- --------------------------

     Presently, no officers or directors of the Company are indebted to the Company.

Transactions with Pension or Similar Plans
- ---------------------------------------

     Presently, the Company has no pension or similar plans.


Item 13. Exhibits and Reports on Form 8-K
------------------------------------------

     (a) (1), (2) and (3). The response to this portion of Item 14 is submitted as a separate section of this report @ F-1 through F-10.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed for the Company for events occurring during the fourth quarter of the year ended December 31, 2001.

     (c) See Item 14 (a) above

     (d) The response to this portion of Item 14 is submitted as a separate section of this report.

Item 14. Principal Accountant Fees and Services
---------------------------------------------
General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

         Audit Fees. MJC billed the Company $5,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2002, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002. MJC billed the Company $5,000 for the 2001 audit and $3,500 for the 2002 Audit

         There were no audit related fees in 2001 or 2002. There were no tax fees or other fees in 2001 or 2002 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2001 and 2002.

         All audit work was performed by the auditors' full time employees.

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

                                      CHEYENNE RESOURCES, INC.
                                      ------------------------
                                           (Registrant)



Date:     January 23, 2004          By:/s/Robert R. Spatz
                                      --------------------------------
                                      Robert R. Spatz
                                      President,
                                      and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Robert R. Spatz            President,                        January 23, 2004
Robert R. Spatz               and Director


/s/ Don Goddard               Director and                      January 23, 2004
Don Goddard                   Treasurer

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

Auditors Report                                                              F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-9

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                   For Years Ended December 31, 2001 and 2000

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



                             INDEPENDENT AUDITOR'S REPORT


Board of Directors
Cheyenne Resources, Inc.
Cheyenne, WY


We have audited the accompanying balance sheets of Cheyenne Resources, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cheyenne Resources, Inc., as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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





Denver, Colorado
February 4, 2004


                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                           December 31, 2001 and 2000




                                                                                         2001                 2000
                                                                                    ----------------     ---------------
ASSETS:

Current Assets:
  Cash                                                                                        $ 368               $ 928
                                                                                    ----------------     ---------------
     Total Current Assets                                                                       368                 928
                                                                                    ----------------     ---------------

Other Assets:
    Producing properties, at cost
     - net of depletion, 289,749 in 2001, 289,118 in 2000                                    60,480              61,111
    Nonproducing properties, at cost                                                         31,439              31,439
                                                                                    ----------------     ---------------
                                                                                             91,919              92,550
                                                                                    ----------------     ---------------

TOTAL ASSETS                                                                               $ 92,287            $ 93,478
                                                                                    ================     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable                                                                        $ 127,072            $ 70,275
  Accrued interest payable                                                                   40,319              34,366
  Notes payable - shareholders                                                               76,201              76,201
                                                                                    ----------------     ---------------
   Total Current Liabilities                                                                243,592             180,842
                                                                                    ----------------     ---------------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 27,326,289 and issued in 2001,
   26,826,289 issued and outstanding in 2000                                                273,263             268,263
  Additional paid-in capital                                                              3,384,622           3,364,622
  Treasury stock                                                                             (2,500)             (2,500)
  Retained deficit                                                                       (3,806,690)         (3,717,749)
                                                                                    ----------------     ---------------
Total Stockholders' Equity                                                                 (151,305)            (87,364)
                                                                                    ----------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 92,287            $ 93,478
                                                                                    ================     ===============


The accompanying notes are an integral part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                 For the Years Ended December 31, 2001 and 2000







                                                                                    2001                       2000
                                                                               ---------------            ---------------

REVENUES:
Producing and nonproducing properties                                                     $ -                      $ 780
Oil royalty/gas, working interest income                                                6,614                      8,050
                                                                               ---------------            ---------------
                                                                               ---------------            ---------------
  Total revenues                                                                        6,614                      8,830
                                                                               ---------------            ---------------

OPERATING EXPENSES:
Dry hole costs                                                                          2,608                      1,000
Production costs                                                                        1,531                      2,421
Depletion costs                                                                           631                      1,208
Administrative expenses                                                                84,854                     55,192
                                                                               ---------------            ---------------
  Total Operating Expenses                                                             89,624                     59,821
                                                                               ---------------            ---------------

Loss from Operations                                                                  (83,010)                   (50,991)
                                                                               ---------------            ---------------

OTHER INCOME/EXPENSES:
Interest and other income                                                                  22                          -
Other income                                                                                -                          -
Interest (expense)                                                                     (5,953)                    (5,868)
                                                                               ---------------            ---------------
                                                                               ---------------            ---------------
  Total Other Income/Expenses                                                          (5,931)                    (5,868)
                                                                               ---------------            ---------------

Net Loss before extraordinary items                                                   (88,941)                   (56,859)

Extraordinary item, - debt forgiveness                                                      -                     43,364
                                                                               ---------------            ---------------

NET PROFIT (LOSS)                                                                   $ (88,941)                 $ (13,495)
                                                                               ===============            ===============

Weighted average number of
  shares outstanding                                                               27,201,289                 26,759,622
                                                                               ===============            ===============

Net loss per share                                                                    *                          *
                                                                               ===============            ===============
 * - less than $.01 per share


The accompanying notes are an integral part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000
                                Indirect Method




                                                                        2001                  2000
                                                                   ----------------      ---------------

Cash Flows From Operating Activities:
  Net Income (Loss)                                                      $ (88,941)           $ (13,495)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depletion Expense                                                            631                1,208
   Changes in assets and liabilities:
     (Decrease) Increase in accounts payable                                56,797               (2,214)
     (Decrease) Increase in accrued expenses                                 5,953                3,867
                                                                   ----------------      ---------------
    Total adjustments                                                       63,381                2,861
                                                                   ----------------      ---------------
Net Cash Used in Operating Activities                                      (25,560)             (10,634)
                                                                   ----------------      ---------------

Cash Flow From Investing Activities:
  Basis of producing properties                                                  -                    -
  Proceed/purchases of properties                                                -                    -
                                                                   ----------------      ---------------
  Net Cash Provided By Investing Activities                                      -                    -
                                                                   ----------------      ---------------

Cash Flow From Financing Activities:
  Proceeds from sale of common stock                                        25,000               10,000
                                                                   ----------------      ---------------
  Net Cash Provided By Financing Activities                                 25,000               10,000
                                                                   ----------------      ---------------

(Decrease) in Cash                                                            (560)                (634)

Cash and Cash Equivalents - Beginning of period                                928                1,562
                                                                   ----------------      ---------------

Cash and Cash Equivalents - End of period                                    $ 368                $ 928
                                                                   ================      ===============


Supplemental Cash Flow Information:
  Interest paid                                                                $ -                $ 124
                                                                   ================      ===============
                                                                   ================      ===============
  Taxes paid                                                                   $ -                  $ -
                                                                   ================      ===============


Noncash Transactions:
Issuance of 2,250,000 of common stock for                                        -              194,759
  settlement of notes payables


The accompanying notes are an integral part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                 Statements of Changes in Stockholders' Deficit


                                                                         Additional
                                           Common Stock                     Paid-In        Treasury       Retained
                                            Shares          Amount          Capital         Stock          Deficit           Totals
                                            ------          ------          -------         -----          -------           ------

Balance -  December 31, 1996                24,276,289      $ 242,763      $ 3,179,613      $ (2,500)     $ (3,821,651)  $ (401,775)

Net loss                                             -              -                -             -          (313,827)    (313,827)
                                            ----------      ---------      -----------      ---------     -------------  -----------
Balance - December 31, 1997                 24,276,289        242,763        3,179,613        (2,500)       (4,135,478)    (715,602)
                                            ----------      ---------      -----------      ---------     -------------  -----------
Net loss                                             -              -                -             -           (94,958)     (94,958)
                                            ----------      ---------      -----------      ---------     -------------  -----------
Balance - December 31, 1998                 24,276,289        242,763        3,179,613        (2,500)       (4,230,436)    (810,560)
                                            ----------      ---------      -----------      ---------     -------------  -----------
Issuance of common stock
 for debt                                    2,250,000         22,500          172,259             -                 -      194,759
Issuance of common stock for cash              100,000          1,000            4,750             -                 -        5,750
Net Income                                           -              -                -             -           526,182      526,182
                                            ----------      ---------      -----------      ---------     -------------  -----------
Balance - December 31, 1999                 26,626,289        266,263        3,356,622        (2,500)       (3,704,254)     (83,869)
                                            ----------      ---------      -----------      ---------     -------------  -----------
Issuance of common stock for cash              200,000          2,000            8,000             -                 -       10,000
Net loss                                             -              -                -             -           (13,495)     (13,495)
                                            ----------      ---------      -----------      ---------     -------------  -----------
Balance - December 31, 2000                 26,826,289        268,263        3,364,622        (2,500)       (3,717,749)     (87,364)
                                            ----------      ---------      -----------      ---------     -------------  -----------
Issuance of common stock for cash              500,000          5,000           20,000             -                 -       25,000
Net loss                                             -              -                -             -           (88,941)     (88,941)
                                            ----------      ---------      -----------      ---------     -------------  -----------
Balance - December 31, 2001                 27,326,289      $ 273,263      $ 3,384,622      $ (2,500)     $ (3,806,690)  $ (151,305)
                                            ==========      =========      ===========      =========     =============  ===========

The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                          Notes to Financial Statements
                                December 31, 2001


NOTE 1 - GENERAL:

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Accounting:

       These financial statements are presented on the accrual method of accounting in accordance with accounting principles generally accepted in the United States. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

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

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

       Net loss per share

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

NOTE 3 - NOTES PAYABLE - SHAREHOLDER

       At December 31, 2001, the Company had notes payable of $67,500 and $8,701 respectively to shareholders of the Company. These notes bear interest of 8%, are due on demand, and are collateralized by producing oil and gas properties.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2001


NOTE 4 -PRODUCING AND NONPRODUCING PROPERTIES:

         As of December 31, 2001, the Company owns various interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming and Colorado. Additionally, the Company has nonproducing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's nonproducing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

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

         Deferred tax assets
            Net operating loss carryforwards                   $3,806,690
           Valuation allowance for deferred tax assets         (3,806,690)
                                                                ----------
                           Net deferred tax assets             $       -
                                                                ==========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $3,806,690 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2002. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2001


NOTE 6 -STOCK OPTIONS:

         On March 16, 1982, the Board of Directors approved the adoption of an Incentive Stock Option Plan. The Incentive Stock Option Plan was subsequently approved by the Company's shareholders at its annual meeting held on August 12, 1982. Incentive stock options were then granted to the Company's president and vice president in charge of finance in the amount of 200,000 shares each, exercisable at $.50 per share. At December 31, 1987, 600,000 shares of the Company's $.01 par value common stock have been granted under the new Incentive Stock Option Plan, none of which were exercised in the year ended December 31, 2001 or 2000.

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

NOTE 8 -GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed current assets by $243,224 and current year loss of $88,941.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.