Form 10KSB
period 2002-12-31
CHEYENNE RESOURCES INC
filed 2004-03-04
CIK 313353

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2002


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

State issuer's revenues for its most recent fiscal year:   $4,150

As of December 31, 2002, 25,210,209 shares of the Company's Common Stock, were held by non-affiliates. The value of the common shares owned by non-affiliates at year end was approximately $504,204 based on $.02 per share ( bid @ year end.)

The number of shares of Common Stock of the registrant outstanding as of December 31, 2002, were 27,326,289. Documents incorporated by reference. None

                            CHEYENNE RESOURCES, INC.

                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         3
     Item 3.   Legal Proceedings                                               5
     Item 4.   Submission of Matters to a Vote of Security Holders             5


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       7
     Item 7.   Financial Statements                                            8
     Item 8. Changes in and Disagreements With Accountants on Accounting 8 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         8


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               9
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 14
     Item 12.  Certain Relationships and Related Transactions                 15
     Item 13.  Exhibits and Reports on Form 8-K                               15
     Item 14.  Principal Accountant Fees and Services                         15

SIGNATURES                                                                    16

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

     In June 2000, the Company rescinded its memorandum of understanding with Cayenne Records, Inc. In June 2000, the Company also rescinded its memorandums of understanding to acquire Dixie Gas Field and Interest in Stephens and Lick Creek Fields. No value has been recorded in this financial statement for these acquisitions. Of the 23,473,711 shares issued for the above referenced transactions, all but 1,000,000 shares have been returned and cancelled as of December 31, 2002.

Financial Information about Industry Segments
---------------------------------------------

     The Company was incorporated under the laws of the State of Wyoming on November 17, 1970. The Company operates principally in one industry segment, the exploration for and sale of oil and gas.

     The Company's oil and gas activities, have been limited to holding overriding royalties or working interests and seeking energy ventures in the past 3 years.

     The Company maintained offices at 1111 E. Lincolnway, Suite 215 Cheyenne, WY 82001 during the year. The offices, consisting of approximately 500 square feet, are subject to a lease which commenced March 1, 1998 on a year to year basis.

     The Company presently employs its President who devotes part of his time to the affairs of the Company. The Company's telephone number is 307.632.6437.

Employees
---------

     The Company employs one part-time employee, Robert Spatz. In addition, ??

Competition
-----------

     The Company competes with many other energy orientated companies, both large and small.

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

Item 2. Properties
------------------

General
-------

     As of December 31, 2002, the Company owns various very small interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming, Texas and Colorado. Additionally, the Company has non-producing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's non-producing leases and non-producing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

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

     Details of the Company's properties are as follows:

Sales of Producing Oil and Gas Properties
-----------------------------------------

     The Company acquired oil and gas leases, mineral interests, working interests and overriding royalty interests in oil and gas properties in the states of Oklahoma and Wyoming. The Company has received the following proceeds from the sale of oil and gas property interests:

          Year Ending              Proceeds
          December 31              Received
          -----------              --------
          1995                      -0-
          1996                   3,300
          1997                  99,000
          1998                      -0-
          1999                  14,501
          2000                     780
          2001                      -0-
          2002                      -0-

Net Productive and Dry Wells Drilled
------------------------------------

     The Company has not participated in drilling net productive and net dry wells in the past 3 years.

                           Productive wells Dry wells
                    Development Exploratory  Development Exploratory
                    Gross          Net       Gross          Net
                    -----          ---       -----          ---

Year ended
December 31,
2002                -0-            -0-        -0-          -0-

Year ended
December 31,
2001                -0-            -0-        -0-          -0-

     The Company's net revenues from the production of proved developed oil and gas reserves are as follows:

     Year ended   Year ended     Year ended   Year ended    Year ended
    December 31, December 31,  December 31,  December 31,   December 31,
        1998         1999           2000         2001          2002
        ----         ----           ----         ----          ----

     $9,819       $6,019          8,050          6,614         4,150

     At December 31, 2002, the Company owns only overriding royalty or or small working interests. The Company's reserves are not considered a material amount and the company has not obtained reserve estimates on these interests.

Developed Acreage
-----------------

     As of December 31, 2002,  the  Company's  total gross and net developed oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

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
                                        ======         =====

Undeveloped Acreage
-------------------

     As of December 31, 2002, the Company's  total gross and net undeveloped oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

                                               Undeveloped Acres
     Location                                Gross            Net
     --------                                -----            ---

     Overriding royalty interests
          Wyoming                            6,830            274

Item 3.  Legal Proceedings
--------------------------

     There are no known legal proceedings to which the Company has been named as a party at December 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There have been no matters submitted to shareholders during the year ended December 31, 2002.

                               PART II

Item 5. Market for the  Registrant's  Common Stock and Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

     The Company no longer meets the net asset or equity requirements of NASDQ and is traded in the "Pink Sheets" and will be listed there until the Company can requalify on the Over-The-Counter Market. The range of low and high bid for each quarterly period during 2001 and 2002 as reported in the "Pink Sheets" was as follows:


                                                 Bid Prices
Fiscal Quarter 2001                           Low       High
------------------                           ----       ----

1st Quarter                                  .05        .10
2nd Quarter                                  .05        .10
3rd Quarter                                  .05        .10
4th Quarter                                  .05        .10

                                                Bid Prices
Fiscal Quarter 2002                           Low       High
------------------                           ----       ----

1st Quarter                                  .05        .10
2nd Quarter                                  .03        .075
3rd Quarter                                  .03        .06
4th Quarter                                  .025       .05



     The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 2002, there were approximately 2,976 record holders of the Company's common stock. Shares held in street name appear in the above tabulation as one record holder for each broker holding street name shares.

     The Company has not paid any dividends and does not intend to do so for the foreseeable future.

Item 6. Managements  Discussion and Analysis or Plan of Operation
----------------------------------------------------------------

     The Company is attempting to find a merger partner or acquire producing properties for stock. Oil and gas revenues will be down significantly in 2003 due to the prior sale of the Company's major overriding royalty property in Wyoming and lower than anticipated production levels from the Texas mineral interest and the lower oil and gas prices in 2003.

     The working capital deficit of $177,626 at December 31, 2002, is the result of old accounts payable to vendor and accrued salary and interest due to officers for services. Without better oil prices and increased production this deficit will continue into 2002.

REVENUES:

     Sales of producing properties were none in 2002. Revenues were $4,150 in 2002 compared to $6,614 in 2001 due to production declines

EXPENSES:

     The production costs in 2002 were lower than 2001 at $343 in 2002 compared to $1,531 in 2001. Depletion expense was higher in 2002, $984, as compared to 2001, of $631. Administrative costs were lower in 2002, $76,777 as the Company incurred lower administrative costs in 2002 compared to an $84,854 total administrative cost in 2001. Total operating expenses declined in 2002 to $78,104 compared to $89,624 in 2001. Net loss from operations was ($73,954) in 2002 compared to ($83,010) in 2001. Operating Loss per share was nominal each year. Interest expense accured expense in 2002 and 2001 at $5,953 to officers and directors.


NET INCOME:

     The net loss in 2002 is ($78,106), lower due to lower activity as compared to ($88,941) in 2001. Loss per share was nominal in 2002 and 2001.

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

Item 7 - Financial Statements
- - - -----------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8.Changes in and Disagreements with Accountants on Disagreements of Accounting and Financial Disclosure
- ------------------------------------------------------------------------------

     Michael Johnson & Co. LLC, CPA's were engaged as auditors for 2002 2001 and 2000. There was no prior auditor during the previous five years. There is and was no disagreement with an auditor or the or the Company in relation to any Accounting Matters or Financial Disclosure.

Item 8a. Controls and Procedures.
---------------------------------

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

                               PART III

Item 9. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

     The executive officers and directors of the Company are:

Name                                 Position                               Age
- ----                                 --------                             ---

Robert R. Spatz          President, Assistant-Treasurer and Director        78

Don Goddard              Director                                           47

Randall L. Reichert      Director                                           55


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

Item 10. Executive Compensation
- -----------------------------

Remuneration of Officers and Directors
--------------------------------------

     The following information is set forth with respect to all remuneration paid by the Company during the year ended December 31, 2002 to the Company's executive officers and directors and to all directors and officers as a group:



                                                      Securities
                                                      or Property,  Aggregate of
Name of                                               Insurance     contingent
individual                            Salaries, fees  benefits or   forms of
or number of                          directors' fees reimbursement remuneration
persons in     Capacities             commissions,    personal      and proposed
group          in which served  Year  and bonuses     benefits      remuneration
- -----          ---------------  ----  -----------     --------      ----------

Robert R. Spatz                 2002    $26,000*              0           0
President, Assistant-           2001    $53,500*
Treasurer &                     2000    $24,000*           3,357          0
Director
================================================================================
* Includes accruals

Don Goddard       Director      2002    $12,000*            0            0
                                2001    $34,200*            0            0
                                2000    $12,000*            0            0

================================================================================
Randall L. Reichert Director    2002      0                 0            0
                                2001      0                 0            0
                                2000      3,600             0            0

================================================================================
All directors and               2002    $38,000*            0            0
officers as a group             2001    $87,200*            0            0
(3 Persons)                     2000    $39,600             $3,357       0

*Includes accruals

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

     (1) None of the current directors of the Company will devote their full time to the management of the Company, Robert Spatz will devote substantially full time to the Company. Mr. Spatz is being paid a salary of $24,000 for the calendar year 2002.

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

Options, Warrants or Rights
- ---------------------------

     None outstanding

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------------------------------------------------------------------------------

     The following table sets forth, as of December 31, 2002, the information with respect to Common Stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's Common Stock, $0.01 par value, and of all Officers and Directors as a group:

                                Amount and Nature
                                  of Beneficial
Name and Address                   Interest            Percent of Class
- ----------------                   --------            ----------------

Robert R. Spatz                    1,566,080 (1)          4.2%
2846 Kelly Drive                   Direct and
Cheyenne, Wyoming 82001            Beneficial

Don Goddard                          350,000              1.3%
426 E. 42nd
Loveland, CO 80538

Randall L. Reichert                  200,000               .7%
P.O. Box 95
New Raymer, CO 80742

Berge Exploration, Inc.              630,827               9%(2)
8774 Yates Dr., Ste. 100           Direct and
Westminister, CO 80030             Beneficial (2,449,827)

Berge Enterprises, Inc.              904,500 (2)           9%(2)
5862 Owens St.                     Direct and
Arvada, CO 80004                   Beneficial (2,449,827)

Whiting Enterprises, Inc.            914,500 (2)           9%(2)
5855 Parfet St.                    Direct and
Arvada, CO 80004                   Beneficial (2,449,827)

Officers and Directors             2,116,060               6.2%
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

Item 12. Certain Relationships and Related Transactions.
- --------------------------------------------------------

Transactions with Management
- ----------------------------

     During the year ended December 31, 2002, there were no material transactions between the Company and any of the Officers and Directors of the Company except for the payments or accruals of salaries directors' fees, expense reimbursement, and other renumeration described previously within this Form 10-K under Executive and Directors Compensation.

Indebtedness of Management
- --------------------------

     Presently, no officers or directors of the Company are indebted to the Company.

Transactions with Pension or Similar Plans
- ---------------------------------------

     Presently, the Company has no pension or similar plans.

     No reports on Form 8-K were filed for the Company for events occurring during the fourth quarter of the year ended December 31, 2002.
     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------------

 No reports on Form 8-K were filed for the Company for events occurring during the fourth quarter of the year ended December 31, 2002.


     2.   Exhibits:

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
- -------------------------------------------------------
General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

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

                                      CHEYENNE RESOURCES, INC.
                                      ------------------------
                                           (Registrant)



Date:     February 10, 2004          By:/s/Robert R. Spatz
                                      --------------------------------
                                      Robert R. Spatz
                                      President
                                      and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Robert R. Spatz            President,                       February 10, 2004
Robert R. Spatz               & Director


/s/ Don Goddard               Director                         February 10, 2004
Don Goddard                   & Treasurer

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

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                         F-6 - F-10

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                   For Years Ended December 31, 2002 and 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Cheyenne Resources, Inc.
Cheyenne, WY


We have audited the accompanying balance sheets of Cheyenne Resources, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cheyenne Resources, Inc., as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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


Denver, Colorado
February 4, 2004



                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                           December 31, 2002 and 2001




                                                                                         2002                 2001
                                                                                    ----------------     ----------------
ASSETS:

Current Assets:
  Cash                                                                                        $ 218                $ 368
                                                                                    ----------------     ----------------
     Total Current Assets                                                                       218                  368
                                                                                    ----------------     ----------------

Other Assets:
    Producing properties, at cost
     - net of depletion, 290,733 in 2002, 289,749 in 2001                                    59,496               60,480
    Nonproducing properties, at cost                                                         31,439               31,439
                                                                                    ----------------     ----------------
                                                                                             90,935               91,919
                                                                                    ----------------     ----------------

TOTAL ASSETS                                                                               $ 91,153             $ 92,287
                                                                                    ================     ================


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable                                                                        $ 199,892            $ 127,072
  Accrued interest payable                                                                   46,271               40,319
  Notes payable - shareholders                                                               74,401               76,201
                                                                                    ----------------     ----------------
   Total Current Liabilities                                                                320,564              243,592
                                                                                    ----------------     ----------------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 27,326,289  issued and outstanding,
   respectively                                                                             273,263              273,263
  Additional paid-in capital                                                              3,384,622            3,384,622
  Treasury stock                                                                             (2,500)              (2,500)
  Retained deficit                                                                       (3,884,796)          (3,806,690)
                                                                                    ----------------     ----------------
Total Stockholders' Equity                                                                 (229,411)            (151,305)
                                                                                    ----------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 91,153             $ 92,287
                                                                                    ================     ================


The accompanying notes are an integral part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                 For the Years Ended December 31, 2002 and 2001




                                                                                    2002                       2001
                                                                               ---------------            ---------------

REVENUES:
Producing and nonproducing properties                                                     $ -                        $ -
Oil royalty/gas, working interest income                                                4,150                      6,614
                                                                               ---------------            ---------------
                                                                               ---------------            ---------------
  Total revenues                                                                        4,150                      6,614
                                                                               ---------------            ---------------

OPERATING EXPENSES:
Dry hole costs                                                                              -                      2,608
Production costs                                                                          343                      1,531
Depletion costs                                                                           984                        631
Administrative expenses                                                                76,777                     84,854
                                                                               ---------------            ---------------
  Total Operating Expenses                                                             78,104                     89,624
                                                                               ---------------            ---------------

Loss from Operations                                                                  (73,954)                   (83,010)
                                                                               ---------------            ---------------

OTHER INCOME/EXPENSES:
Interest and other income                                                                   -                         22
Other income                                                                            1,800                          -
Interest expense                                                                       (5,952)                    (5,953)
                                                                               ---------------            ---------------
                                                                               ---------------            ---------------
  Total Other Income/Expenses                                                          (4,152)                    (5,931)
                                                                               ---------------            ---------------

Net Loss before extraordinary items                                                   (78,106)                   (88,941)

Extraordinary item, - debt forgiveness                                                      -                          -
                                                                               ---------------            ---------------

NET PROFIT (LOSS)                                                                   $ (78,106)                 $ (88,941)
                                                                               ===============            ===============

Weighted average number of
  shares outstanding                                                               27,326,289                 27,201,289
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


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001
                                Indirect Method




                                                                        2002                  2001
                                                                   ----------------      ---------------

Cash Flows From Operating Activities:
  Net Income (Loss)                                                      $ (78,106)           $ (88,941)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depletion Expense                                                            984                  631
  Debt forgiveness                                                          (1,800)                   -
   Changes in assets and liabilities:
     (Decrease) Increase in accounts payable                                72,820               56,797
     (Decrease) Increase in accrued expenses                                 5,952                5,953
                                                                   ----------------      ---------------
    Total adjustments                                                       77,956               63,381
                                                                   ----------------      ---------------
Net Cash Used in Operating Activities                                         (150)             (25,560)
                                                                   ----------------      ---------------

Cash Flow From Investing Activities:
  Basis of producing properties                                                  -                    -
  Proceed/purchases of properties                                                -                    -
                                                                   ----------------      ---------------
  Net Cash Provided By Investing Activities                                      -                    -
                                                                   ----------------      ---------------

Cash Flow From Financing Activities:
  Proceeds from sale of common stock                                             -               25,000
                                                                   ----------------      ---------------
  Net Cash Provided By Financing Activities                                      -               25,000
                                                                   ----------------      ---------------

(Decrease) in Cash                                                            (150)                (560)

Cash and Cash Equivalents - Beginning of period                                368                  928
                                                                   ----------------      ---------------

Cash and Cash Equivalents - End of period                                    $ 218                $ 368
                                                                   ================      ===============


Supplemental Cash Flow Information:
  Interest paid                                                                $ -                  $ -
                                                                   ================      ===============
                                                                   ================      ===============
  Taxes paid                                                                   $ -                  $ -
                                                                   ================      ===============
                                                                                 -                    -



The accompanying notes are an integral part of these financial statements.



                            CHEYENNE RESOURCES, INC.
                 Statements of Changes in Stockholders' Deficit



                                                                            Additional
                                           Common Stock                     Paid-In         Treasury       Retained
                                             Shares          Amount          Capital          Stock          Deficit       Totals
                                             ------          ------          -------          -----          -------       ------

Balance -  December 31, 1996                 24,276,289      $ 242,763       $ 3,179,613      $ (2,500)     $ (3,821,651)$ (401,775)

Net loss                                              -              -                 -             -          (313,827)  (313,827)
                                             ----------      ---------       -----------      ---------     ------------- ----------
Balance - December 31, 1997                  24,276,289        242,763         3,179,613        (2,500)       (4,135,478)  (715,602)
                                             ----------      ---------       ------------     ---------     ------------- ----------
Net loss                                              -              -                 -             -           (94,958)   (94,958)
                                             ----------      ---------       ------------     ---------     ------------- ----------
Balance - December 31, 1998                  24,276,289        242,763         3,179,613        (2,500)       (4,230,436)  (810,560)
                                             ----------      ---------       ------------     ---------     ------------- ----------
Issuance of common stock
 for debt                                     2,250,000         22,500           172,259             -                 -    194,759
Issuance of common stock for cash               100,000          1,000             4,750             -                 -      5,750
Net Income                                            -              -                 -             -           526,182    526,182
                                             ----------      ---------       -----------      ---------     ------------ -----------
Balance - December 31, 1999                  26,626,289        266,263         3,356,622       (2,500)       (3,704,254)   (83,869)
                                             ----------      ---------       -----------      ---------     ------------ -----------
Issuance of common stock for cash               200,000          2,000             8,000             -                 -     10,000
Net Income                                            -              -                 -             -           (13,495)   (13,495)
                                             ----------      ---------       -----------      ---------     ------------ -----------
Balance - December 31, 2000                  26,826,289        268,263         3,364,622        (2,500)       (3,717,749)   (87,364)
                                             ----------      ---------       -----------      ---------     ------------ -----------
Issuance of common stock for cash               500,000          5,000            20,000             -                 -     25,000
Net Income                                            -              -                 -             -           (88,941)   (88,941)
                                             ----------      ---------       -----------      ---------     ------------ -----------
Balance - December 31, 2001                  27,326,289        273,263         3,384,622        (2,500)       (3,806,690)  (151,305)
                                             ----------      ---------       -----------      ---------     ------------ -----------
Net Income                                            -              -                 -             -           (78,106)   (78,106)
                                             ----------      ---------       -----------      ---------     ------------ -----------
Balance - December 31, 2002                  27,326,289      $ 273,263       $ 3,384,622      $ (2,500)     $ (3,884,796)$ (229,411)
                                             ==========      =========       ===========      =========     ============ ===========



The accompanying notes are an integral part of these financial statements.

                          CHEYENNE RESOURCES, INC.
                          Notes to Financial Statements
                                December 31, 2002


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

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2002


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

NOTE 3 - NOTES PAYABLE - SHAREHOLDER

       At December 31, 2002, the Company had notes payable of $67,500 and $6,901 respectively to shareholders of the Company. These notes bear interest of 8%, are due on demand, and are collateralized by producing oil and gas properties.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2002


NOTE 4 -PRODUCING AND NONPRODUCING PROPERTIES:

         As of December 31, 2002, the Company owns various interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming and Colorado. Additionally, the Company has nonproducing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's nonproducing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

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

            Deferred tax assets
                Net operating loss carryforwards                   $3,884,796
                Valuation allowance for deferred tax assets        (3,884,796)
                                                                   ----------
                           Net deferred tax assets                 $        -
                                                                   ==========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $3,884,796 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2002. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2002


NOTE 6 -STOCK OPTIONS:

         On March 16, 1982, the Board of Directors approved the adoption of an Incentive Stock Option Plan. The Incentive Stock Option Plan was subsequently approved by the Company's shareholders at its annual meeting held on August 12, 1982. Incentive stock options were then granted to the Company's president and vice president in charge of finance in the amount of 200,000 shares each, exercisable at $.50 per share. At December 31, 1987, 600,000 shares of the Company's $.01 par value common stock have been granted under the new Incentive Stock Option Plan, none of which were exercised in the year ended December 31, 2002 or 2001.

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

NOTE 8 -GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed current assets by $320,346 and current year loss of $78,106.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.