Form 10QSB
period 2003-03-31
CHEYENNE RESOURCES INC
filed 2004-03-04
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: March 31, 2003


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


--------------------------------------------------------------------------------

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes______   No __X__

As of March 31, 2003, 27,326,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

ITEM 1. FINANCIAL STATEMENTS.
----------------------------


                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                    For the Three Months Ended March 31, 2003
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cheyenne Resources, Inc.
Cheyenne, Wyoming

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of March 31, 2003 and the related statements of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
February 5, 2004

/s/Michael Johnson & Co., LLC

>

                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                                  (Unaudited)




                                                                                 March 31,         December 31,
                                                                                    2003               2002
                                                                               ---------------     --------------
ASSETS:

Current Assets:
  Cash                                                                                   $ 59              $ 218
                                                                               ---------------     --------------
     Total Current Assets                                                                  59                218
                                                                               ---------------     --------------

Other Assets:
    Producing properties, - net of depletion                                           59,407             59,496
    Nonproducing properties, - net of depletion                                        31,439             31,439
                                                                               ---------------     --------------
    Total Other Assets                                                                 90,846             90,935
                                                                               ---------------     --------------

TOTAL ASSETS                                                                         $ 90,905           $ 91,153
                                                                               ===============     ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                             $ 199,822          $ 199,892
  Bank overdraft                                                                            -                  -
  Accrued interest payable                                                             47,759             46,271
  Notes payable - shareholders                                                         74,401             74,401
                                                                               ---------------     --------------
   Total Current Liabilities                                                          321,982            320,564
                                                                               ---------------     --------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 27,326,289 issued and
     outstanding at March 31, 2003 and December 31, 2002 respectively                 273,263            273,263
  Additional paid-in capital                                                        3,384,622          3,384,622
  Treasury stock                                                                       (2,500)            (2,500)
  Retained deficit                                                                 (3,886,462)        (3,884,796)
                                                                               ---------------     --------------
Total Stockholders' Equity                                                           (231,077)          (229,411)
                                                                               ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 90,905           $ 91,153
                                                                               ===============     ==============


See accountant's review report.


                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                                  (Unaudited)


                                                                      For the Three Months Ended
                                                                               March 31,
                                                                       2003                 2002
                                                                       ----                 ----

REVENUES:
Producing and nonproducing properties
  Oil royalty/gas, working interest income                                 $ 172              $ 2,846
                                                                      ----------           -----------
  Total revenues                                                             172                2,846
                                                                      ----------           -----------
OPERATING EXPENSES:
Production costs                                                               -                    -
Depletion costs                                                               89                  246
Administrative expenses                                                      261               13,330
                                                                      ----------           -----------
  Total Operating Expenses                                                   350               13,576
                                                                      ----------           -----------
Loss from Operations                                                        (178)             (10,730)
                                                                      ----------           -----------
Interest and other income                                                      -                1,800
Interest expense                                                          (1,488)              (1,488)
                                                                      ----------           -----------
NET INCOME (LOSS)                                                       $ (1,666)           $ (10,418)
                                                                      ==========           ===========
Weighted average number of
  shares outstanding                                                  27,326,289           27,326,289
                                                                      ==========           ===========
Net Earnings (Loss) per share                                                $ -                  $ -
                                                                      ==========           ===========
* - Net Earnings (Loss) per share is less than $.01



See accountant's review report.


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method

                                                                            For the Three Months Ended
                                                                                       March 31,
                                                                            2003                  2002
                                                                            ----                  ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                           $ (1,666)           $ (10,418)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Debt forgiveness                                                                 -               (1,800)
    Depletion                                                                       89                  246
   Changes in assets and liabilities: Increase
    (Decrease) in accounts payable and accrued expenses                          1,418               11,543
                                                                                -------             -------
                                                                                 1,507                9,989
                                                                                -------             -------
Net Cash Used in Operating Activities                                             (159)                (429)
                                                                                -------             -------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                    -                    -
                                                                                -------             -------
  Net Cash Provided By Investing Activities                                          -                    -
                                                                                -------             -------
Cash Flow From Financing Activities:
  Proceeds from sale of stock                                                        -                    -
  Proceeds from note payable                                                         -                    -
  Bank overdraft                                                                     -                   61
  Principal payments on long-term debt                                               -                    -
                                                                                -------             -------
  Net Cash Provided By Financing Activities                                          -                   61
                                                                                -------             -------
(Decrease) Increase in Cash                                                       (159)                (368)

Cash and Cash Equivalents - Beginning of period                                    218                  368
                                                                                -------             -------
Cash and Cash Equivalents - End of period                                         $ 59                  $ -
                                                                                =======             =======


Supplemental Cash Flow Information:
  Interest paid                                                                    $ -                  $ -
                                                                                =======             =======
  Taxes paid                                                                       $ -                  $ -
                                                                                =======             =======

See accountant's review report.

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------

                            CHEYENNE RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capital deficit of $(231,000) at March 31, 2003 up approximately $2,000 from December 31, 2002. The Company is still seeking additional equity capital to supplement its cash flow or a merger partner.

Results of operations:

     Revenues:

     Oil and gas revenues for the first quarter of 2003 decreased to $172 as compared to 2002 revenues of $2,846. The decrease in revenues is due to lower production levels in 2003 as compared to the first quarter of 2002.

     Expenses:

     Overall expenses in the first quarter of 2003 were $350 compared to $13,576 in the first quarter of 2002. Operating losses were lower at ($178) in the quarter in 2003 compared to ($10,418) in the first quarter of 2002, due to low activity level.

     The net loss for the first quarter of 2003 was ($1,666) and ($10,418) in the first quarter of 2002 after interest accrual of $1,488 in each period.

     The net loss per share was nominal in the period in 2003 and 2002.

     The company expects the trend of losses to continue until the company is able to achieve revenues sufficient to cover expenses of which there is no assurance.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)       32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification


(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHEYENNE RESOURCES, INC.
                                                  (Registrant)


Date:February 17,2004                              /s/Robert R. Spatz,
                                                     -------------------
                                                     Robert R. Spatz, President,
                                                     Chairman of the Board,
                                                     Chief Accounting Officer