Form 10QSB
period 2003-06-30
CHEYENNE RESOURCES INC
filed 2004-03-05
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: June 30, 2003


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


- - ----------------------------------------------------------------------------

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes______   No __X__

As of June 30, 2003, 27,326,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                     For the Six Months Ended June 30, 2003
                                   (Unaudited)

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

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of June 30, 2003 and the related statements of operations for the three months and six months period ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
February 5, 2004


                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                                  (Unaudited)





                                                                                   June 30,         December 31,
                                                                                     2003               2002
                                                                                ---------------     --------------
ASSETS:

Current Assets:
  Cash                                                                                   $ 310              $ 218
                                                                                ---------------     --------------
     Total Current Assets                                                                  310                218
                                                                                ---------------     --------------

Other Assets:
    Producing properties, net of depletion                                              59,202             59,496
    Nonproducing properties, net of depletion                                           31,439             31,439
                                                                                ---------------     --------------
    Total Other Assets                                                                  90,641             90,935
                                                                                ---------------     --------------

TOTAL ASSETS                                                                          $ 90,951           $ 91,153
                                                                                ===============     ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                              $ 199,721          $ 199,892
  Bank overdraft                                                                             -                  -
  Accrued interest payable                                                              49,247             46,271
  Notes payable - shareholders                                                          74,401             74,401
                                                                                ---------------     --------------
   Total Current Liabilities                                                           323,369            320,564
                                                                                ---------------     --------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 27,326,289, issued and
     outstanding at June 30, 2003 and December 31, 2002 respectively                   273,263            273,263
  Additional paid-in capital                                                         3,384,622          3,384,622
  Treasury stock                                                                        (2,500)            (2,500)
  Retained deficit                                                                  (3,887,803)        (3,884,796)
                                                                                ---------------     --------------
Total Stockholders' Deficit                                                           (232,418)          (229,411)
                                                                                ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ 90,951           $ 91,153
                                                                                ===============     ==============


See accountant's review report


                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                                  (Unaudited)


                                                       For the Three Months Ended               For the Six Months Ended
                                                                 June 30,                                June 30,
                                                         2003              2002                  2003              2002
                                                         ----              ----                  ----              ----

REVENUES:
Producing and nonproducing properties
  Oil royalty/gas, working interest income                 $ 1,794               $ -               $ 1,966           $ 2,846
                                                        ----------        ----------            -----------       ----------
  Total revenues                                             1,794                 -                 1,966             2,846
                                                        ----------        ----------            -----------       ----------
OPERATING EXPENSES:
Production costs                                                 -                 -                     -                 -
Depletion costs                                                205               246                   294               492
Administrative expenses                                      1,442            10,339                 1,703            23,669
                                                        ----------        ----------            -----------       ----------
  Total Operating Expenses                                   1,647            10,585                 1,997            24,161
                                                        ----------        ----------            -----------       ----------
Loss from Operations                                           147           (10,585)                  (31)          (21,315)
                                                        ----------        ----------            -----------       ----------
Interest and other income                                        -                 -                     -             1,800
Interest expense                                            (1,488)           (1,488)               (2,976)           (2,976)
                                                        ----------        ----------            -----------       ----------
NET INCOME (LOSS)                                         $ (1,341)        $ (12,073)             $ (3,007)        $ (22,491)
                                                        ==========        ==========            ===========       ==========
Weighted average number of
  shares outstanding                                    27,326,289        27,326,289            27,326,289        27,326,289
                                                        ==========        ==========            ===========       ==========
Net Earnings (Loss) per share                              *                 *                     *                 *
                                                        ==========        ==========            ===========       ==========
* - Net Earnings (Loss) per share is less than $.01


See accountant's review report.


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                             For the Six Months Ended
                                                                                      June 30,
                                                                            2003                  2002
                                                                            ----                  ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                           $ (3,007)           $ (22,491)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depletion                                                                      294                  492
    Debt forgiveness                                                                 -               (1,800)
   Changes in assets and liabilities:
    Increase in accounts payable and accrued expenses                            2,805               23,431
                                                                                ------              -------
                                                                                 3,099               22,123
                                                                                ------              -------
Net Cash Used in Operating Activities                                               92                 (368)
                                                                                ------              -------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                    -                    -
                                                                                ------              -------
  Net Cash Provided By Investing Activities                                          -                    -
                                                                                ------              -------
Cash Flow From Financing Activities:
  Bank overdraft                                                                     -                    -
  Proceeds from sale of stock                                                        -                    -
                                                                                ------              -------
  Net Cash Provided By Financing Activities                                          -                    -
                                                                                ------              -------
Increase in Cash                                                                    92                 (368)

Cash and Cash Equivalents - Beginning of period                                    218                  368
                                                                                ------              -------
Cash and Cash Equivalents - End of period                                        $ 310                  $ -
                                                                                ======              =======


Supplemental Cash Flow Information:
  Interest paid                                                                    $ -                  $ -
                                                                                ======              =======
  Taxes paid                                                                       $ -                  $ -
                                                                                ======              =======

See accountant's review report.

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

ITEM 2. MANGEMENT'S DISCUSSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------


                                   CHEYENNE RESOURCES, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS



FINANCIAL CONDITION:

     The Company has a working capitol deficit of $233,000 approximately at June 30, 2003, due to accrued operating expenses. The Company is still seeking additional equity capitol to supplement its cash flow or a merger partner.

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2003

        REVENUES:

     Oil and gas revenues for the quarter in 2003 were $1,794 as compared to none in 2002. The increase in revenues is due to higher production in 2003 as compared to the quarter in 2002.

        EXPENSES: GENERAL AND ADMINISTATIVE

     Expenses in the quarter in 2003 were $1,442 lower than the $10,339 in the quarter in 2002, due to decreased salary expenses. Depletion costs were $205 in 2003 and $246 in 2002 in the quarter.

        NET INCOME:

     The net loss for the quarter of 2003 was ($1,341) after interest expense of $1,488 as compared to ($12,073) in 2002 after interest expense of $1,488. This is attributed to the decrease in activities in 2003 from of 2002 and higher production and lower administration costs in 2003 as compard to 2002 in the quarter.

     The net loss per share was nominal in the quarter in 2003 and 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002.

     The company had revenues of $1,966 in 2003 compared to $2,846 in the period in 2002. The company had general and administrative expenses of $1,703 in 2003 and $23,669 in 2002. The significant decrease was due to suspension of salary accruals. The company had depletion costs of $294 and $492 in the quarter in 2003 and 2002 respectively. The company accrued interest on debt of $2,976 in the period in each year.

     The net operating loss for the period in 2003 was ($3,007) compared to ($22,491) in 2002. The trend of losses should be expected to continue, until revenues exceeding costs of operations are achieved, of which there is no assurance.

     The net loss per share was nominal in the period in 2003 and 2002.

NEED FOR ADDITIONAL FINANCING

     The company has no capital for operations and needs loans or private placement of equity to fund any operation. The company cannot achieve any operations without capital.

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
          33    Sarbanes-Oxley Certification



(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the six months ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        CHEYENNE RESOURCES, INC.
                                                               (Registrant)


Date: February 16, 2004                               /s/Robert R. Spatz
                                                      -------------------
                                                     Robert R. Spatz, President,
                                                     Chairman of the Board,
                                                     Chief Accounting Officer