Form 10QSB
period 2003-09-30
CHEYENNE RESOURCES INC
filed 2004-03-05
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: September 30, 2003

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes______   No _X___

As of September 30, 2003 27,326,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s











           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cheyenne Resources, Inc.
Cheyenne, Wyoming

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of September 30, 2003 and the related statements of operations for the three months and nine months period ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
February 5, 2004


                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                                  (Unaudited)





                                                                                  September 30,    December 31,
                                                                                    2003               2002
                                                                               ---------------     --------------
ASSETS:

Current Assets:
  Cash                                                                                $ 1,096              $ 218
                                                                               ---------------     --------------
     Total Current Assets                                                               1,096                218
                                                                               ---------------     --------------

Other Assets:
    Producing properties, net of depletion                                             58,959             59,496
    Nonproducing properties, net of depletion                                          31,439             31,439
                                                                               ---------------     --------------
    Total Other Assets                                                                 90,398             90,935
                                                                               ---------------     --------------

TOTAL ASSETS                                                                         $ 91,494           $ 91,153
                                                                               ===============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
  Accounts payable and accrued expenses                                             $ 199,582          $ 199,892
  Bank overdraft                                                                            -                  -
  Accrued interest payable                                                             50,735             46,271
  Notes payable - shareholders                                                         74,401             74,401
                                                                               ---------------     --------------
   Total Current Liabilities                                                          324,718            320,564
                                                                               ---------------     --------------

Stockholders' Equity (Deficit):
   Common stock, $.01 par value, 50,000,000 shares
    authorized, 27,326,289, issued and outstanding
    at September 30, 2003 and December 31, 2002 respectively                          273,263            273,263
  Additional paid-in capital                                                        3,384,622          3,384,622
  Treasury stock                                                                       (2,500)            (2,500)
  Retained deficit                                                                 (3,888,609)        (3,884,796)
                                                                               ---------------     --------------
Total Stockholders' Equity (Deficit)                                                 (233,224)          (229,411)
                                                                               ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $ 91,494           $ 91,153
                                                                               ===============     ==============



See accountant's review report.


                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                      For the Three Months Ended              For the Nine Months Ended
                                                             September 30,                          September 30,
                                                        2003              2002                  2003              2002
                                                        ----              ----                  ----              ----

REVENUES:
Producing and nonproducing properties
  Oil royalty/gas, working interest income                $ 1,614             $ 652               $ 3,580           $ 3,498
                                                       ----------        ----------            ----------        ----------
  Total revenues                                            1,614               652                 3,580             3,498
                                                       ----------        ----------            ----------        ----------
OPERATING EXPENSES:
Production costs                                              367                 -                   367                 -
Depletion costs                                               243               246                   537               738
Administrative expenses                                       322            38,181                 2,025            61,850
                                                       ----------        ----------            ----------        ----------
  Total Operating Expenses                                    932            38,427                 2,929            62,588
                                                       ----------        ----------            ----------        ----------
Loss from Operations                                          682           (37,775)                  651           (59,090)
                                                       ----------        ----------            ----------        ----------
OTHER INCOME/EXPENSES:
Interest and other income                                       -                 -                     -             1,800
Interest expense                                           (1,488)           (1,488)               (4,464)           (4,464)
                                                       ----------        ----------            ----------        ----------
NET INCOME (LOSS)                                          $ (806)        $ (39,263)             $ (3,813)        $ (61,754)
                                                       ==========        ==========            ==========        ==========
Weighted average number of
  shares outstanding                                   27,326,289        27,326,289            27,326,289        27,326,289
                                                       ==========        ==========            ===========
Net Earnings (Loss) per share                             *                 *                     *                 *
                                                       ==========        ==========            ===========       ==========
* - Net Earnings (Loss) per share is less than $.01


See accountant's review report.


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                            2003                  2002
                                                                            ----                  ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                           $ (3,813)           $ (61,754)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depletion                                                                      537                  738
    Debt forgiveness                                                                 -               (1,800)
   Changes in assets and liabilities:
    Increase in accounts payable and accrued expenses                            4,154               62,448
                                                                                ------               ------
                                                                                 4,691               61,386
                                                                                ------               ------
Net Cash Used in Operating Activities                                              878                 (368)
                                                                                ------               ------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                    -                    -
                                                                                ------               ------
  Net Cash Provided By Investing Activities                                          -                    -
                                                                                ------               ------
Cash Flow From Financing Activities:
  Bank overdraft                                                                     -                    -
  Proceeds from sale of stock                                                        -                    -
                                                                                ------               ------
  Net Cash Provided By Financing Activities                                          -                    -
                                                                                ------               ------
(Decrease) Increase in Cash                                                        878                 (368)

Cash and Cash Equivalents - Beginning of period                                    218                  368
                                                                                ======               ======
Cash and Cash Equivalents - End of period                                      $ 1,096                  $ -
                                                                                ======               ======


Supplemental Cash Flow Information:
  Interest paid                                                                    $ -                  $ -
                                                                                ======               ======
  Taxes paid                                                                       $ -                  $ -
                                                                                ======               ======

See accountant's review report.

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------


                            CHEYENNE RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capitol deficit of $233,000 (approximately) at September 30, 2003. The increase is due to accrued operating expenses. The Company is still seeking additional equity capitol to supplement its cash flow or a merger partner.

Results of operations for the quarter ended September 30, 2003 compared to same
-------------------------------------------------------------------------------
quarter ended September 30, 2002.
---------------------------------

     The company had $1,614 in revenues in the quarter in 2003 compared to $652 in the quarter in 2002, due to increased oil prices. The company had $932 in operating expenses in the quarter in 2003 including production costs of $367 depletion of $243 and administration costs of $322.

In 2002 in the quarter the company had $38,181 in expenses which included salary accruals, and $246 in depletion expense. The profit (loss) from operations was $682 in the quarter in 2003 compared to ($37,775) in 2002 in the quarter.

The net loss after interest expense of $1,488 was ($806) in the quarter in 2003 compared to ($39,263) in the quarter in 2002. The net loss per share was nominal in the quarter in 2003 and 2002.

Need for Additional Financing

The company has no capital for operations and needs loans or private placements to provide funds for operations. Without such funds, no operations can be achieved.

Results of operations for the nine months ended September 30, 2003 and September
--------------------------------------------------------------------------------
30, 2002.
---------

        Revenues:

     Oil and gas revenues for the nine months ended September 30, 2003 were $3,580 as compared to $3,498 in 2002. There were no sales of oil and gas properties in 2003.

        Expenses:

     Overall expenses in the nine months ended September 2003 were $2,929 compared to $62,588 in the nine months ended September 30, 2002. Administrative expenses were $18,754 lower in the nine months ended September 30, 2003, compared to 2002 due to lower professional fees and termination of salary accruals.

        Net loss:

     The net loss for the nine months ended September 30, 2003 is ($3,813)compared to the loss of ($61,754) for the nine months ended September 30, 2002. The loss is after charges for interest accrual of $4,464 in the period in 2003 and 2002. The net loss per share was nominal in the periods 2003 and 2002. The trend of losses can be expected to continue until significant revenues exceeding expenses are achieved.

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
          33    Sarbanes-Oxley Certification

(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the nine months ended September 30, 2003.

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