Form 10KSB
period 2003-12-31
CHEYENNE RESOURCES INC
filed 2004-04-14
CIK 313353

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2003


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

               1111 E. Lincolnway, Suite 215, Cheyenne, WY 82001
           ---------------------------------------------------------
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

State issuer's revenues for its most recent fiscal year:   $10,197

As of December 31, 2003, 21,926,887 shares of the Company's Common Stock, , were held by non-affiliates. The value of the common shares owned by non-affiliates at year end was approximately $0 based on $0 per share (bid/ask at year end.)

The number of shares of Common Stock of the registrant outstanding as of December 31, 2003, were 27,326,289. Documents incorporated by reference. None

                            CHEYENNE RESOURCES, INC.

                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         3
     Item 3.   Legal Proceedings                                               5
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       7
     Item 7.   Financial Statements                                            9
     Item 8. Changes in and Disagreements With Accountants on Accounting 9 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         9


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              10
     Item 10.  Executive Compensation                                         12
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 15
     Item 12.  Certain Relationships and Related Transactions                 16
     Item 13.  Exhibits and Reports on Form 8-K                               17
     Item 14.  Principal Accountant Fees and Services                         17

SIGNATURES                                                                    18

                                PART 1

Item 1. Business

General Description of Business

     The Company was incorporated under the laws of the State of Wyoming on November 17, 1970. The Company operates principally in one industry segment, the exploration for and sale of oil and gas.

(a ) Cheyenne Resources, Inc. ("Cheyenne" or "the Company"), holds oil, gas, interests, producing, and selling oil and gas and other mineral substances. The Company does not engage in refining or retail marketing operations; rather its activities to date have been restricted to acquiring and disposing of mineral properties, and to producing and selling oil and gas from its wells.

     Principal activities of the Company in the past involved buying leases, filing on federal and state open land leases as well as acquiring and trading of oil, gas, and other mineral properties, primarily in the Rocky Mountain area and Oklahoma.

     The Company's oil and gas activities have included the acquisition of whole or partial interests in oil and gas leases and the farming out or resale of all or part of its interests in these leases. In connection with farmouts and resales, the Company attempts to retain an overriding royalty or a working or carried interest.

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

     At year end the Company employs its President who devotes only part of his time to the affairs of the Company. The Company's telephone number is 307.632.6437.

Employees
---------

     The Company employs one part-time employee. In addition, Cheyenne Resources, Inc., may retain on an as needed basis consultants in the field of petroleum engineering, geology, land acquisitions, administration and field operations.

Competition
-----------

     The Company competes with many other energy orientated companies, both large and small, operating in the states in which the Company does business. Some of the competitors are major oil and gas, coal, and mineral companies with substantial financial reserves and earnings records. Others are smaller independents with varying degrees of stability. Some not only produce oil and gas but refine and market petroleum products. Some produce and market coal, and other minerals.

     Primarily, the Company competes with these companies in the area of locating and reducing to ownership or control oil and gas in commercial quantities.

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

     The development and operation of oil and gas properties are subject to numerous and extensive regulations by federal and state agencies dealing with, among other subjects, protection of the environment. Compliance with applicable environmental laws regarding environmental quality, including the possibility that the Company may be required to file environmental impact statements, which could have a material adverse effect on its operations by involving substantial addition expense. This may place a company with limited capital and resources, such as the Company, at a competitive disadvantage.

     The  Company  does  not  anticipate   material  capital   expenditures  for
environmental control facilities for its current fiscal year.

Item 2. Properties
------------------

General
-------

     As of December 31, 2000, the Company owns various minority working interests in oil and gas producing leases located in Oklahoma. Also, it owns various small overriding royalties on producing properties located in Wyoming, Texas and Colorado. Additionally, the Company has non-producing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's non-producing leases and non-producing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

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

     Details of the Company's properties are as follows:

Sales of Producing Oil and Gas Properties
-----------------------------------------

     The Company has acquired oil and gas leases, or working interests and overriding royalty interests in oil and gas properties in the states of Oklahoma and Wyoming. These properties are held for production for exploration and development primarily on a joint venture or farmout basis. The Company has received the following proceeds from the sale of oil and gas property interests:

          Year Ending              Proceeds
          December 31              Received
          -----------              --------
          1995                      -0-
          1996                   3,300
          1997                  99,000
          1998                      -0-
          1999                  14,501
          2000                     780
          2001                      -0-
          2002                      -0-
          2003                      -0-
Net Productive and Dry Wells Drilled
------------------------------------

     The Company has participated in drilling net productive and net dry wells as follows:
                           Productive wells Dry wells
                    Development Exploratory  Development Exploratory
                    Gross          Net       Gross          Net
                    -----          ---       -----          ---

Year ended
December 31,
2003                -0-            -0-        -0-          -0-

Year ended
December 31,
2002                -0-            -0-        -0-          -0-

     The Company's net revenues from the production of proved developed oil and gas reserves are as follows:

     Year ended   Year ended     Year ended   Year ended    Year ended
    December 31, December 31,  December 31,  December 31,   December 31,
        1999         2000           2001         2002          2003
        ----         ----           ----         ----          ----

     $6,019         $8,050         $6,614       $4,150       $10,197

     At December 31, 2003, the Company owns only minor working interest and overriding royalty interests. The Company's reserves are not considered a material amount and the company has not obtained reserve estimates on these interests.

Developed Acreage
-----------------

     As of December 31, 2003,  the  Company's  total gross and net developed oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

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
                                        ======         =====

Undeveloped Acreage
-------------------

     As of December 31, 2003, the Company's  total gross and net undeveloped oil
and  gas  acres  (i.e.,   areas  spaced  or  assignable  to  productive   wells)
attributable to its lease and overriding royalty interests were as follows:

                                               Undeveloped Acres
     Location                                Gross            Net
     --------                                -----            ---

     Overriding royalty interests
          Wyoming                            6,830            274

Item 3.  Legal Proceedings
--------------------------

     There are no known legal proceedings to which the Company has been named as a party to at December 31, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There have been no matters submitted to shareholders during the year ended December 31, 2003.

                               PART II

Item 5. Market for the  Registrant's  Common Stock and Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

     The Company no longer meets the net asset or equity requirements of NASDQ and is traded in the "Pink Sheets" and will be listed there until the Company can requalify on the Over-The-Counter Market. The range of low and high bid for each quarterly period during 2002 as reported in the "Pink Sheets" was as follows:


                                                 Bid Prices
Fiscal Quarter 2002                           Low       High
------------------                           ----       ----

1st Quarter                                  .01        .03
2nd Quarter                                  .01        .02
3rd Quarter                                  .01        .03
4th Quarter                                  .0         .01

                                                Bid Prices
Fiscal Quarter 2003                           Low       High
------------------                           ----       ----

1st Quarter                                  .0         .0
2nd Quarter                                  .0         .0
3rd Quarter                                  .0         .01
4th Quarter                                  .0         .01



     The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 2003, there were approximately 2,976 at record holders of the Company's common stock. Shares held in street name appear in the above tabulation as one record holder.

     The Company has not paid any dividends and does not intend to do so for the foreseeable future.

Item 6. Managements  Discussion and Analysis or Plan of Operation
----------------------------------------------------------------

     The Company is attempting to find a merger partner or acquire producing properties for stock. Oil and gas revenues will be down significantly in 2003 due to the sale of the Company's major overriding royalty property in Wyoming and lower than anticipated production levels from the Texas mineral interest and the lower oil and gas prices in 2002.

     The working capital deficit of $235,716 at December 31, 2003, is the result of old accounts payable to vendors and accrued salary to officers and directors and interest due. Without more revenues this deficit will continue into 2004.


REVENUES:

     Oil and gas revenues in 2003 were $10,197 in 2003 compared to $4,150 in 2002 due to higher price for oil and gas in 2003.

EXPENSES:

    Expenses in 2003 were lower due to reductions in salaries. Depletion expense was $537 in 2003 as compared to $984 in 2002. Administrative costs were $9,535 in 2003 compared to $76,104 in 2002. Interest expense in 2003 was $5,952 due on notes to officers and directors, compared to $5,952 in 2002.


NET INCOME:

     The net loss in 2003 was ($6,307) as compared to ($78,106) in 2002. Loss per share was nominal in 2003 and in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital or other liquid assets at year end and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans. Its only source for capital could be sale or licensing of the patent the company holds, loans, or private placements of common stock.

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2003. The Company has no current assets other than working interest or royalties for sale, which has not been valued, at December 31, 2003.

Need for Additional Funding
--------------------------

     The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business operations whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

         The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. The Company will need to raise additional funds to conduct its business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, except for plans for a part time salesperson. It may add full or part time employees of an unknown number in the next twelve months.

     Going concern qualification: The Company has incurred significant losses from operations for the year ended December 31, 2003, and such losses are expected to continue. In addition, the company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Item 7 - Financial Statements
- - - -----------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8.Changes in and Disagreements with Accountants on Disagreements of Accounting and Financial Disclosure
- ------------------------------------------------------------------------------

     Michael Johnson & Co. LLC, CPA's were engaged as auditors for 2003, 2002 and 2001. There was no prior auditor during the previous five years. There is and was no disagreement with an auditor or the Company in relation to any Accounting Matters or Financial Disclosure.

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

                               PART III

Item 9. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

     The executive officers and directors of the Company are:

Name                                 Position                               Age
- ----                                 --------                             ---

Robert R. Spatz          President, Assistant-Treasurer and Director        79

Don Goddard              Director                                           48

Randall L. Reichert      Director                                           56


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


     Don Goddard received an associates degree from Aims Community College in Liberal Arts, and Bachelors of Science from Colorado State University in Social Science and Business. 1983-1986 Became a Registered Representative in the securities industry with Wallstreet West Inc. 1986- 1997 worked for Gilbert Marshall Inc. as a Registered Representative in the securities industry. 1986-1988 worked with Vetline Inc. on taking the company public then became head of the wholesale division and public relations. In the past and present Mr. Goddard has served on the board of directors for companies both private and public. Presently Mr. Goddard is a consultant on estate and business planning. He became a director of the Company in 1997. (Mr. Goddard resigned as Director effective February 2004)

     Randall L. Reichert has received the following degrees: A.S.-Hazardous Materials Management from Front Range Community College, Denver, Co., B.S.-Geology, University of North Dakota, Grand Forks, ND, M.S.-Geology, Western Michigan University, Kalamazoo, MI, M.S.-Rangeland Ecosystem Science, Colorado State University, Fort Collins, CO. Mr. Reichert is presently serving as range conservation specialist for the Rangeland Ecosystem Science Dept, Colorado State University, Fort Collins, CO. Mr. Reichert also has previous experience as program coordinator, graduate teaching assistant, environmental geologist, well development coordinator, credentials administrator, sales and marketing manager, senior petroleum geologist, graduate teaching/research assistant and assistant supervisor and field geologist. He has been a director of the Company since 1997. (Mr. Riechert resigned effective February 2004).

     Denis R. Iler, age 65, Director, CFO and President received a BA in Math from San Jose State University in California, and an MBA from Regis University in 1982. He was a comptroller with Berge Exploration from 1978 to 1984. Since 1984, he has been President and principal accountant for Business Financial
Systems, Inc., an independent accounting firm, providing tax and accounting services for the small business community, including oil and gas, construction, and real estate brokerage accounting. He was a director of Nelx, Inc. from 1999-2001.

     The directors of the Company will serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the board of Directors after the next annual shareholders' meeting or until removal by the Board of directors.

     There are no arrangements or understandings between any officer or director and any other person pursuant to which the officer or director was selected or elected. Robert Spatz has tendered his resignation due to health reasons effective after the filing of this report.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

Item 10. Executive Compensation
- -----------------------------

Remuneration
- ------------

     The following information is set forth with respect to all remuneration paid by the Company during the year ended December 31, 2002 to the Company's five most highly paid executive officers or directors whose total remuneration exceeded $50,000, and to all directors and officers as a group:



                                                      Securities
                                                      or Property,  Aggregate of
Name of                                               Insurance     contingent
individual                            Salaries, fees  benefits or   forms of
or number of                          directors' fees reimbursement remuneration
persons in     Capacities             commissions,    personal      and proposed
group          in which served  Year  and bonuses     benefits      remuneration
- -----          ---------------  ----  -----------     --------      ----------
                                2003      0                   0           0
Robert R. Spatz                 2002    $26,000*              0           0
President, Assistant-           2001    $53,500*              0           0
Treasurer &
Director
================================================================================
* Includes accruals

================================================================================
                                2003      0                 0            0
Don Goddard       Director      2002    $12,000*            0            0
                                2001    $34,200*            0            0


================================================================================
                                2003      0                 0            0
Randall L. Reichert Director    2002      0                 0            0
                                2001      0                 0            0


================================================================================
                                2003      0                 0            0
All directors and               2002    $38,000*            0            0
officers as a group             2001    $87,200*            0            0
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

     (1) None of the current directors of the Company will devote their full time to the management of the Company, Robert Spatz devotes part-time to the Company.

     (2) All of the persons named above are included in the group.

     The Company may engage the services of geological consultants and land brokers on a fee plus expenses (travel, lodging and meals) basis. The Company does not intend to pay its non-salaried officers and directors for attending directors' meetings at the rate of $200 per person per month.

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

Options, Warrants or Rights
- ---------------------------

     None outstanding

Audit Committee
---------------
     The company does not have an Audit Committee. The members of the Board sit as the Audit Committee. Denis Iler sits as the qualified financial expert on the Board of Directors, and is the CFO of the company (appointed in 2004).

Code of Ethics
--------------
     The company has not adopted a Code of Ethics for the Board and the salaried employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------------------------------------------------------------------------------

     The following table sets forth, as of December 31, 2003, the information with respect to Common Stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's Common Stock, $0.01 par value, and of all Officers and Directors as a group:

                                Amount and Nature
                                  of Beneficial
Name and Address                   Interest            Percent of Class
- ----------------                   --------            ----------------

Robert R. Spatz                    1,566,080 (1)(3)       4.2%
2846 Kelly Drive                   Direct and
Cheyenne, Wyoming 82001            Beneficial

Berge Exploration, Inc.              630,827 (2)          2.5%
8774 Yates Dr., Ste. 100           Direct and
Westminister, CO 80030             Beneficial

Berge Enterprises, Inc.              904,500 (2)          3.5%
5862 Owens St.                     Direct and
Arvada, CO 80004                   Beneficial

Whiting Enterprises, Inc.            914,500 (2)          3.6%
5855 Parfet St.                    Direct and
Arvada, CO 80004                   Beneficial

Don Goddard                          350,000 (4)          1.3%
426 E. 42nd                        Direct and
Loveland, CO 80538                 Beneficial

Randall L. Reichert                  200,000 (4)           .7%
P.O. Box 95                        Direct and
New Raymer, CO 80742               Beneficial


Officers and Directors             2,719,205 (3)         6.2%
As a Group (Three                   Direct and
Persons)                           Beneficial

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

(3) Note: Skye Blue Ventures LLC, beneficially, Denis Iler, President, CFO and Director, purchased 1,800,000 shares from Mssrs. Spatz, Reichert, and Goddard in 2004 and purchased 23,500,000 shares from the company in 2004. Skye Blue and Mr. Iler control 25,300,000 shares of common stock constituting 51% of the total outstanding shares at March 31, 2004.

(4) Resigned as Directors in 2004, and sold their stock to Skye Blue Ventures
LLC.

Item 12. Certain Relationships and Related Transactions.
- --------------------------------------------------------

Transactions with Management
- ----------------------------

     During the year ended December 31, 2003, there were no material transactions between the Company and any of the Officers and Directors of the Company except for expense reimbursement, and other renumeration described previously within this Form 10-K.

Indebtedness of Management
- --------------------------

     Presently, no officers or directors of the Company are indebted to the Company.

Transactions with Pension or Similar Plans
- ---------------------------------------

     Presently, the Company has no pension or similar plans.

Item 13. Exhibits and Report on Form 8-K
----------------------------------------
     (a) (1), (2) and (3). The response to this portion of Item 14 is submitted as a separate section of this report @ F-1 through F-10.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed for the Company for events occurring during the fourth quarter of the year ended December 31, 2003.

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

         Audit Fees. MJC billed the Company $5,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. MJC billed the Company $5,000 for the 2002 audit and $3,500 for the 2003 Audit.

         There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

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

                                      CHEYENNE RESOURCES, INC.
                                      ------------------------
                                           (Registrant)



Date:     April 13, 2004          By:/s/Denis Iler
                                      --------------------------------
                                      Denis Iler
                                      President & CFO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Denis Iler                President                          April 13, 2004
Denis Iler                    & CFO


/s/Robert R. Spatz                                               April 13, 2004
Robert R. Spatz                Director

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

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                         F-6 - F-10

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                   For Years Ended December 31, 2003 and 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Cheyenne Resources, Inc.
Cheyenne, WY


We have audited the accompanying balance sheets of Cheyenne Resources, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cheyenne Resources, Inc., as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations and its stockholder's capital deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



/s/Michael Johnson & Co., LLC

Denver, Colorado
April 12, 2004


                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                           December 31, 2003 and 2002





                                                                                         2003                 2002
                                                                                    ----------------     ----------------
ASSETS:

Current Assets:
  Cash                                                                                          $ -                $ 218
                                                                                    ----------------     ----------------
     Total Current Assets                                                                         -                  218
                                                                                    ----------------     ----------------

Other Assets:
    Producing properties, at cost
     - net of depletion, 291,270 in 2002,and 290,733 in 2002                                 58,959               59,496
    Nonproducing properties, at cost                                                         31,439               31,439
                                                                                    ----------------     ----------------
                                                                                             90,398               90,935
                                                                                    ----------------     ----------------

TOTAL ASSETS                                                                               $ 90,398             $ 91,153
                                                                                    ================     ================


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable                                                                        $ 199,312            $ 199,892
  Bank overdraft                                                                                180                    -
  Accrued interest payable                                                                   52,223               46,271
  Notes payable - shareholders                                                               74,401               74,401
                                                                                    ----------------     ----------------
   Total Current Liabilities                                                                326,116              320,564
                                                                                    ----------------     ----------------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 27,326,289  issued and outstanding,
   respectively                                                                             273,263              273,263
  Additional paid-in capital                                                              3,384,622            3,384,622
  Treasury stock                                                                             (2,500)              (2,500)
  Retained deficit                                                                       (3,891,103)          (3,884,796)
                                                                                    ----------------     ----------------
Total Stockholders' Equity                                                                 (235,718)            (229,411)
                                                                                    ----------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 90,398             $ 91,153
                                                                                    ================     ================

The accompanying notes are an integral part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                 For the Years Ended December 31, 2003 and 2002




                                                                                    2003                       2002
                                                                               ---------------            ---------------

REVENUES:
Producing and nonproducing properties                                                     $ -                        $ -
Oil royalty/gas, working interest income                                               10,197                      4,150
                                                                               ---------------            ---------------
                                                                               ---------------            ---------------
  Total revenues                                                                       10,197                      4,150
                                                                               ---------------            ---------------

OPERATING EXPENSES:
Dry hole costs                                                                              -                          -
Production costs                                                                          480                        343
Depletion costs                                                                           537                        984
Administrative expenses                                                                 9,535                     76,777
                                                                               ---------------            ---------------
  Total Operating Expenses                                                             10,552                     78,104
                                                                               ---------------            ---------------

Loss from Operations                                                                     (355)                   (73,954)
                                                                               ---------------            ---------------

OTHER INCOME/EXPENSES:
Interest and other income                                                                   -                          -
Other income                                                                                -                      1,800
Interest expense                                                                       (5,952)                    (5,952)
                                                                               ---------------            ---------------
                                                                               ---------------            ---------------
  Total Other Income/Expenses                                                          (5,952)                    (4,152)
                                                                               ---------------            ---------------

NET PROFIT (LOSS)                                                                    $ (6,307)                 $ (78,106)
                                                                               ===============            ===============

Weighted average number of
  shares outstanding                                                               27,326,289                 27,326,289
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


                            CHEYENNE RESOURCES, INC.
                 Statements of Changes in Stockholders' Deficit


                                                                          Additional
                                           Common Stock                     Paid-In        Treasury       Retained
                                            Shares          Amount          Capital         Stock          Deficit           Totals
                                            ------          ------          -------         -----          -------           ------

Balance -  December 31, 1996                24,276,289       $242,763       $3,179,613       $(2,500)      $(3,821,651)  $ (401,775)

Net loss                                             -              -                -             -          (313,827)    (313,827)
                                            ----------       --------       ----------       -------       -----------   -----------
Balance - December 31, 1997                 24,276,289        242,763        3,179,613        (2,500)       (4,135,478)    (715,602)
                                            ----------       --------       ----------       -------       -----------   -----------
Net loss                                             -              -                -             -           (94,958)     (94,958)
                                            ----------       --------       ----------       -------       -----------   -----------
Balance - December 31, 1998                 24,276,289        242,763        3,179,613        (2,500)       (4,230,436)    (810,560)
                                            ----------       --------       ----------       -------       -----------   -----------
Issuance of common stock
 for debt                                    2,250,000         22,500          172,259             -                 -      194,759
Issuance of common stock for cash              100,000          1,000            4,750             -                 -        5,750
Net Income                                           -              -                -             -           526,182      526,182
                                            ----------       --------       ----------       -------       -----------   -----------
Balance - December 31, 1999                 26,626,289        266,263        3,356,622        (2,500)       (3,704,254)     (83,869)
                                            ----------       --------       ----------       -------       -----------   -----------
Issuance of common stock for cash              200,000          2,000            8,000             -                 -       10,000
Net loss                                             -              -                -             -           (13,495)     (13,495)
                                            ----------       --------       ----------       -------       -----------   -----------
Balance - December 31, 2000                 26,826,289        268,263        3,364,622        (2,500)       (3,717,749)     (87,364)
                                            ----------       --------       ----------       -------       -----------   -----------
Issuance of common stock for cash              500,000          5,000           20,000             -                 -       25,000
Net loss                                             -              -                -             -           (88,941)     (88,941)
                                            ----------       --------       ----------       -------       -----------   -----------
Balance - December 31, 2001                 27,326,289        273,263        3,384,622        (2,500)       (3,806,690)    (151,305)
                                            ----------       --------       ----------       -------       -----------   -----------
Net loss                                             -              -                -             -           (78,106)     (78,106)
                                            ----------       --------       ----------       -------       ------------  -----------
Balance - December 31, 2002                 27,326,289        273,263        3,384,622        (2,500)       (3,884,796)    (229,411)
                                            ----------       --------       ----------       -------       ------------  -----------
Net Income                                           -              -                -             -            (6,307)      (6,307)
                                            ----------       --------       ----------       --------      ------------  -----------
Balance - December 31, 2003                 27,326,289       $273,263       $3,384,622       $(2,500)      $(3,891,103)  $ (235,718)
                                            ==========       ========       ==========       ========      ============  ===========

The accompanying notes are an integral part of these financial statements.


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2003 and 2002
                                Indirect Method




                                                                        2003                  2002
                                                                   ----------------      ---------------

Cash Flows From Operating Activities:
  Net Income (Loss)                                                       $ (6,307)            $(78,106)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depletion Expense                                                            537                  984
  Debt forgiveness                                                               -               (1,800)
   Changes in assets and liabilities:
     (Decrease) Increase in accounts payable                                  (580)              72,820
     (Decrease) Increase in accrued expenses                                 5,952                5,952
                                                                   ----------------      ---------------
    Total adjustments                                                        5,909               77,956
                                                                   ----------------      ---------------
Net Cash Used in Operating Activities                                         (398)                (150)
                                                                   ----------------      ---------------

Cash Flow From Investing Activities:
  Basis of producing properties                                                  -                    -
  Proceed/purchases of properties                                                -                    -
                                                                   ----------------      ---------------
  Net Cash Provided By Investing Activities                                      -                    -
                                                                   ----------------      ---------------

Cash Flow From Financing Activities:
  Proceeds from sale of common stock                                             -                    -
  Bank overdraft                                                               180                    -
                                                                   ----------------      ---------------
  Net Cash Provided By Financing Activities                                    180                    -
                                                                   ----------------      ---------------

(Decrease) in Cash                                                            (218)                (150)

Cash and Cash Equivalents - Beginning of period                                218                  368
                                                                   ----------------      ---------------

Cash and Cash Equivalents - End of period                                      $ -                $ 218
                                                                   ================      ===============


Supplemental Cash Flow Information:
  Interest paid                                                                $ -                  $ -
                                                                   ================      ===============
                                                                   ================      ===============
  Taxes paid                                                                   $ -                  $ -
                                                                   ================      ===============

The accompanying notes are an integral part of these financial statements.

                            CHEYENNE RESOURCES, INC.
                          Notes to Financial Statements
                                December 31, 2003

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

        Going Concern

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed current assets by $326,116 and current year loss of $6,307.

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

                  Office Equipment                   3-5 years
                  Office Furniture                   5 years

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2003



NOTE 3 - NOTES PAYABLE - SHAREHOLDER

       At December 31, 2003, the Company had notes payable of $67,500 and $8,701 respectively to shareholders of the Company. These notes bear interest of 8%, are due on demand, and are collateralized by producing oil and gas properties.


NOTE 4 -PRODUCING AND NONPRODUCING PROPERTIES:

       As of December 31, 2003, the Company owns various interests in oil and gas producing leases located in Oklahoma. Also, it owns various producing overriding royalties on properties located in Wyoming and Colorado. Additionally, the Company has nonproducing leases and overriding royalties on properties located in Wyoming. The presence of underlying oil and gas reserves cannot be determined on the Company's nonproducing overriding royalties until exploratory wells are drilled on such prospects and, even if oil or gas reserves are discovered, there can be no assurance such reserves will be of commercial quantities.

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

              Deferred tax assets
                Net operating loss carryforwards                    $3,891,103
                Valuation allowance for deferred tax assets         (3,891,103)
                                                                     ----------
                           Net deferred tax assets                   $       -
                                                                     ===========

                            Cheyenne Resources, Inc.
                          Notes to Financial Statements
                                December 31, 2003


NOTE 5 - INCOME TAXES (Continued)


         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $3,891,103 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2003. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


NOTE 6 -STOCK OPTIONS:

         On March 16, 1982, the Board of Directors approved the adoption of an Incentive Stock Option Plan. The Incentive Stock Option Plan was subsequently approved by the Company's shareholders at its annual meeting held on August 12, 1982. Incentive stock options were then granted to the Company's president and vice president in charge of finance in the amount of 200,000 shares each, exercisable at $.50 per share. At December 31, 1987, 600,000 shares of the Company's $.01 par value common stock have been granted under the new Incentive Stock Option Plan, none of which were exercised as of December 31, 2003 and 2002.


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