Form 10QSB
period 2002-03-31
CHEYENNE RESOURCES INC
filed 2004-05-05
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: March 31, 2002


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

As of March 31, 2002, 27,326,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

ITEM 1. FINANCIAL STATEMENTS.
----------------------------


                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cheyenne Resources, Inc.
Cheyenne, Wyoming

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of March 31, 2002 and the related statements of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
February 5, 2004


                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                                  (Unaudited)



                                                                                 March 31,         December 31,
                                                                                    2002               2001
                                                                               ---------------     --------------
ASSETS:

Current Assets:
  Cash                                                                                    $ -              $ 368
                                                                               ---------------     --------------
     Total Current Assets                                                                   -                368
                                                                               ---------------     --------------

Other Assets:
    Producing properties, - net of depletion                                           60,234             60,480
    Nonproducing properties, - net of depletion                                        31,439             31,439
                                                                               ---------------     --------------
    Total Other Assets                                                                 91,673             91,919
                                                                               ---------------     --------------

TOTAL ASSETS                                                                         $ 91,673           $ 92,287
                                                                               ===============     ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                             $ 137,127           $127,072
  Bank overdraft                                                                           61                  -
  Accrued interest payable                                                             41,807             40,319
  Notes payable - shareholders                                                         74,401             76,201
                                                                               ---------------     --------------
   Total Current Liabilities                                                          253,396            243,592
                                                                               ---------------     --------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 27,326,289, issued and
     outstanding at March 31, 2002 and December 31, 2001 respectively                 273,263            273,263
  Additional paid-in capital                                                        3,384,622          3,384,622
  Treasury stock                                                                       (2,500)            (2,500)
  Retained deficit                                                                 (3,817,108)        (3,806,690)
                                                                               ---------------     --------------
Total Stockholders' Equity                                                           (161,723)          (151,305)
                                                                               ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 91,673           $ 92,287
                                                                               ===============     ==============



See accountants review report.


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                      For the Three Months Ended
                                                                               March 31,
                                                                       2002                 2001
                                                                       ----                 ----

REVENUES:
Producing and nonproducing properties
  Oil royalty/gas, working interest income                               $ 2,846              $ 1,654
                                                                      ----------           ----------
  Total revenues                                                           2,846                1,654
                                                                      ----------           ----------
OPERATING EXPENSES:
Production costs                                                               -                1,895
Depletion costs                                                              246                  248
Administrative expenses                                                   13,330               17,760
                                                                      ----------           ----------
  Total Operating Expenses                                                13,576               19,903
                                                                      ----------           ----------
Loss from Operations                                                     (10,730)             (18,249)
                                                                      ----------           ----------
Interest and other income                                                  1,800                    -
Interest expense                                                          (1,488)              (1,488)
                                                                      ----------           ----------
NET INCOME (LOSS)                                                      $ (10,418)           $ (19,737)
                                                                      ==========           ==========
Weighted average number of
  shares outstanding                                                  27,326,289           26,922,956
                                                                      ==========           ==========
Net Earnings (Loss) per share                                                $ -                  $ -
                                                                      ==========           ===========
* - Net Earnings (Loss) per share is less than $.01

See accountant's review report.


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                            2002                  2001
                                                                            ----                  ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                          $ (10,418)            $(19,737)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Debt forgiveness                                                            (1,800)                   -
    Depletion                                                                      246                  248
   Changes in assets and liabilities:
    (Decrease) in accounts payable and accrued expenses                         11,543                3,838
                                                                             ---------             --------
                                                                                 9,989                4,086
                                                                             ---------             --------
Net Cash Used in Operating Activities                                             (429)             (15,651)
                                                                             ---------             --------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                    -                    -
                                                                             ---------             --------
  Net Cash Provided By Investing Activities                                          -                    -
                                                                             ---------             --------
Cash Flow From Financing Activities:
  Proceeds from sale of stock                                                        -               25,000
  Bank overdraft                                                                    61                    -
  Principal payments on long-term debt                                               -                    -
                                                                             ---------             --------
  Net Cash Provided By Financing Activities                                         61               25,000
                                                                             ---------             --------
(Decrease) Increase in Cash                                                       (368)               9,349

Cash and Cash Equivalents - Beginning of period                                    368                  928
                                                                             ---------             --------
Cash and Cash Equivalents - End of period                                          $ -             $ 10,277
                                                                             =========             ========


Supplemental Cash Flow Information:
  Interest paid                                                                    $ -                  $ -
                                                                             =========             ========
  Taxes paid                                                                       $ -                  $ -
                                                                             =========             ========

See accountant's review report

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------

                            CHEYENNE RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capital deficit of $(253,396) at March 31, 2002, up from December 31, 2001's a deficit of (243,100). The Company is seeking additional equity capital to supplement its cash flow or a merger partner.

Results of operations:

     Revenues:

     Oil and gas revenues for the first quarter of 2002 increased as compared to 2001. The increase in revenues is due to higher oil and gas prices in 2002 as compared to the first quarter of 2001. Revenues from production interests were $2,846 in 2002 compared to $1,654 in 2001.

     Expenses:

     Overall expenses in the first quarter of 2002 were lower than the first quarter of 2001. Administrative Expenses were $13,330 in 2002 compared to $17,760 in 2001. The production costs were none in 2002 in the quarter compared to $1,895 in 2001. Depletion was $246 in 2002 and $248 in 2001.

     Net income/loss:

     The net loss for the first quarter of 2002 is($10,730) which is less than the loss of ($18,249)in 2001 in the quarter. This is attributed to lower overall costs during the first quarter of 2002 compared to 2001.

The trend of losses is expected to continue until production revenue exceeds expenses, of which there is no assurance.

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

(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the three months ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHEYENNE RESOURCES, INC.
                                                  (Registrant)


Date:May 4,2004                                     /s/Denis Iler,
                                                     -------------------
                                                     Denis Iler, President