Form 10QSB
period 2002-06-30
CHEYENNE RESOURCES INC
filed 2004-05-05
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: June 30, 2002


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

As of June 30, 2002, 27,326,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)

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

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of June 30, 2002 and the related statements of operations for the three months and six months period ended June 30, 2002 and 2002, and the cash flows for the six months ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
February 5, 2004



                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                                  (Unaudited)



                                                                                  June 30,         December 31,
                                                                                    2002               2001
                                                                               ---------------     --------------
ASSETS:

Current Assets:
  Cash                                                                                    $ -              $ 368
                                                                               ---------------     --------------
     Total Current Assets                                                                   -                368
                                                                               ---------------     --------------

Other Assets:
    Producing properties, net of depletion                                             59,988             60,480
    Nonproducing properties, net of depletion                                          31,439             31,439
                                                                               ---------------     --------------
    Total Other Assets                                                                 91,427             91,919
                                                                               ---------------     --------------

TOTAL ASSETS                                                                         $ 91,427           $ 92,287
                                                                               ===============     ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable                                                                  $ 147,527           $127,072
  Bank overdraft                                                                            -                  -
  Accrued interest payable                                                             43,295             40,319
  Notes payable - shareholders                                                         74,401             76,201
                                                                               ---------------     --------------
   Total Current Liabilities                                                          265,223            243,592
                                                                               ---------------     --------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 27,326,289, issued and
     outstanding at June 30, 2002 and December 31, 2001 respectively                  273,263            273,263
  Additional paid-in capital                                                        3,384,622          3,384,622
  Treasury stock                                                                       (2,500)            (2,500)
  Retained deficit                                                                 (3,829,181)        (3,806,690)
                                                                               ---------------     --------------
Total Stockholders' Deficit                                                          (173,796)          (151,305)
                                                                               ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 91,427           $ 92,287
                                                                               ===============     ==============


See accountant's review report


                            CHEYENNE RESOURCES, INC.
                            Statement of Operations
                                  (Unaudited)


                                                     For the Three Months Ended               For the Six Months Ended
                                                               June 30,                                June 30,
                                                        2002              2001                  2002              2001
                                                        ----              ----                  ----              ----

REVENUES:
Producing and nonproducing properties
  Oil royalty/gas, working interest income                    $ -           $ 1,035               $ 2,846           $ 2,689
                                                       ----------       -----------            ----------        ----------
  Total revenues                                                -             1,035                 2,846             2,689
                                                       ----------       -----------            ----------        ----------
OPERATING EXPENSES:
Production costs                                                -             1,383                     -             3,278
Depletion costs                                               246               155                   492               403
Administrative expenses                                    10,339            13,412                23,669            31,172
                                                       ----------       -----------            ----------        ----------
  Total Operating Expenses                                 10,585            14,950                24,161            34,853
                                                       ----------       -----------            ----------        ----------
Loss from Operations                                      (10,585)          (13,915)              (21,315)          (32,164)
                                                       ----------       -----------            ----------        ----------
Interest and other income                                       -                 -                 1,800                 -
Interest expense                                           (1,488)           (1,488)               (2,976)           (2,976)
                                                       ----------       -----------            ----------        ----------
NET INCOME (LOSS)                                       $ (12,073)        $ (15,403)            $ (22,491)        $ (35,140)
                                                       ==========       ===========            ==========        ==========
Weighted average number of
  shares outstanding                                   27,326,289        27,326,289            27,326,289        27,326,289
                                                       ==========       ===========            ==========        ==========
Net Earnings (Loss) per share                             *                 *                     *                 *
                                                       ==========       ===========            ==========        ==========
* - Net Earnings (Loss) per share is less than $.01

See accountant's review report.


                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                            2002                  2001
                                                                            ----                  ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                          $ (22,491)            $(35,140)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depletion                                                                      492                  403
    Debt forgiveness                                                            (1,800)
   Changes in assets and liabilities:
    Increase in accounts payable and accrued expenses                           23,431               15,226
                                                                             ---------              --------
                                                                                22,123               15,629
                                                                             ---------              --------
Net Cash Used in Operating Activities                                             (368)             (19,511)
                                                                             ---------              --------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                    -                    -
                                                                             ---------              --------
  Net Cash Provided By Investing Activities                                          -                    -
                                                                             ---------              --------
Cash Flow From Financing Activities:
  Proceeds from sale of stock                                                        -               25,000
  Bank overdraft                                                                     -                    -
                                                                             ---------              --------
  Net Cash Provided By Financing Activities                                          -               25,000
                                                                             ---------              --------
Increase in Cash                                                                  (368)               5,489

Cash and Cash Equivalents - Beginning of period                                    368                  928
                                                                             ---------              --------
Cash and Cash Equivalents - End of period                                          $ -              $ 6,417
                                                                             =========              ========


Supplemental Cash Flow Information:
  Interest paid                                                                    $ -                  $ -
                                                                             =========              ========
  Taxes paid                                                                       $ -                  $ -
                                                                             =========              ========

See accountant's review report.

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------


                                   CHEYENNE RESOURCES, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capital deficit of $265,223 at June 30, 2002, compared to December 31, 2001's deficit of $243,200. The increase is due to accrued salaries. The Company is still seeking additional equity capital or a merger partner.

Results of Operations for the Six Month Period Ended June 30, 2002 Compared to Same Period in 2001:

        Revenues:

     Oil and gas revenues for the first half of 2002 were $2,846 as compared to $2,689 in the six months in 2001. There were no sales of oil and gas properties in the period in 2002.

        Expenses:

     Overall expenses in the first half of 2002 were $24,161 compared to $34,853 in the first half of 2001. The largest component was $23,669 in administrative expenses in 2002 compared to $31,172 in 2001, which resulted from accrued salaries primarily. The company had no production costs in 2002 in the period compared to $3,278 in such costs in the period in 2001.

        Net Income/Loss:

     The net loss for the first half of 2002 is ($22,491) as compared to the net loss of ($35,140) for the first half of 2001. This is attributed to the decrease in expenses in 2002 from the first half of 2001 and lower production and administration costs in 2002 as compared to 2001.

Results of Operations for the Quarter Ended June 30, 2002 compared to same Quarter in 2001.

     The company had no revenues for the quarter in 2002 compared to $1,035 in the quarter in 2001. This was due to low production and delays in receiving revenue checks.

     The company incurred operating expenses of $10,339 in the quarter in 2002 compared to $14,950 in operating expenses in the quarter in 2001. The largest component of expenses was administrative expenses due to salaries accruing of $10,339 in 2002 and $13,412 in 2001.

     The loss from operations in 2002 was ($10,585) compared to ($13,915) in 2001. The net loss was ($12,073) in 2002 and ($15,403) in 2001 after interest accrual.

     The company expects the trend of losses to continue until revenues can be achieved which exceeds expenses.

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

(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the six months ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        CHEYENNE RESOURCES, INC.
                                                               (Registrant)


Date: May 4, 2004                                 /s/Denis Iler
                                                      -------------------
                                                     Denis Iler, President,