Form 10QSB
period 2002-09-30
CHEYENNE RESOURCES INC
filed 2004-05-05
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: September 30, 2002

                         Commission file number 0-9154


                               CHEYENNE RESOURCES, INC.
                               ------------------------
        (Exact name of small business issuer as specified in its charter)

           Wyoming                                      83-0211506
           --------                                     -----------
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

As of September 30, 2002 27,326,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cheyenne Resources, Inc.
Cheyenne, Wyoming

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of September 30, 2002 and the related statements of operations for the three months and nine months period ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
February 5, 2004


                                                                                  September 30,    December 31,
                                                                                    2002               2001
                                                                               ---------------     --------------
ASSETS:

Current Assets:
  Cash                                                                                    $ -              $ 368
                                                                               ---------------     --------------
     Total Current Assets                                                                   -                368
                                                                               ---------------     --------------

Other Assets:
    Producing properties, net of depletion                                             59,742             60,480
    Nonproducing properties, net of depletion                                          31,439             31,439
                                                                               ---------------     --------------
    Total Other Assets                                                                 91,181             91,919
                                                                               ---------------     --------------

TOTAL ASSETS                                                                         $ 91,181           $ 92,287
                                                                               ===============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
  Accounts payable and accrued expenses                                             $ 185,056           $127,072
  Bank overdraft                                                                            -                  -
  Accrued interest payable                                                             44,783             40,319
  Notes payable - shareholders                                                         74,401             76,201
                                                                               ---------------     --------------
   Total Current Liabilities                                                          304,240            243,592
                                                                               ---------------     --------------

Stockholders' Equity (Deficit):
   Common stock, $.01 par value, 50,000,000 shares
    authorized, 27,326,289, issued and outstanding
    at September 30, 2002 and December 31, 2001 respectively                          273,263            273,263
  Additional paid-in capital                                                        3,384,622          3,384,622
  Treasury stock                                                                       (2,500)            (2,500)
  Retained deficit                                                                 (3,868,444)        (3,806,690)
                                                                               ---------------     --------------
Total Stockholders' Equity (Deficit)                                                 (213,059)          (151,305)
                                                                               ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $ 91,181           $ 92,287
                                                                               ===============     ==============

 See accountant's review report



                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                                  (Unaudited)



                                                      For the Three Months Ended              For the Nine Months Ended
                                                            September 30,                          September 30,
                                                        2002              2001                  2002              2001
                                                        ----              ----                  ----              ----

REVENUES:
Producing and nonproducing properties
  Oil royalty/gas, working interest income                  $ 652           $ 1,519               $ 3,498           $ 4,208
                                                       ----------        ----------            ----------        ----------
  Total revenues                                              652             1,519                 3,498             4,208
                                                       ----------        ----------            ----------        ----------
OPERATING EXPENSES:
Production costs                                                -               873                     -             4,151
Depletion costs                                               246               228                   738               631
Administrative expenses                                    38,181            29,504                61,850            60,676
                                                       ----------        ----------            ----------        ----------
  Total Operating Expenses                                 38,427            30,605                62,588            65,458
                                                       ----------        ----------            ----------        ----------
Loss from Operations                                      (37,775)          (29,086)              (59,090)          (61,250)
                                                       ----------        ----------            ----------        ----------
OTHER INCOME/EXPENSES:
Interest and other income                                       -                 -                 1,800                 -
Interest expense                                           (1,488)           (1,488)               (4,464)           (4,464)
                                                       ----------        ----------            ----------        ----------
NET INCOME (LOSS)                                       $ (39,263)        $ (30,574)            $ (61,754)        $ (65,714)
                                                       ==========        ==========            ==========        ==========
Weighted average number of
  shares outstanding                                   27,326,289        27,326,289            27,326,289        27,326,289
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

See accountant's review report


                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                            2002                  2001
                                                                            ----                  ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                          $ (61,754)            $(65,714)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depletion                                                                      738                  631
    Debt forgiveness                                                            (1,800)
   Changes in assets and liabilities:
    Increase in accounts payable and accrued expenses                           62,448               40,864
                                                                              --------              -------
                                                                                61,386               41,495
                                                                              --------              -------
Net Cash Used in Operating Activities                                             (368)             (24,219)
                                                                              --------              -------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                    -                    -
                                                                              --------              -------
  Net Cash Provided By Investing Activities                                          -                    -
                                                                              --------              -------
Cash Flow From Financing Activities:
  Bank overdraft                                                                     -                    -
  Proceeds from sale of stock                                                        -               25,000
                                                                              --------              -------
  Net Cash Provided By Financing Activities                                          -               25,000
                                                                              --------              -------
(Decrease) Increase in Cash                                                       (368)                 781

Cash and Cash Equivalents - Beginning of period                                    368                  928
                                                                              --------              -------
Cash and Cash Equivalents - End of period                                          $ -              $ 1,709
                                                                              ========              =======


Supplemental Cash Flow Information:
  Interest paid                                                                    $ -                  $ -
                                                                              ========              =======
  Taxes paid                                                                       $ -                  $ -
                                                                              ========              =======

 See accountant's review report

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------


                            CHEYENNE RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capital deficit of $304,240 at September 30, 2002, compared to December 31, 2001's deficit of $243,100. The increase is due to accrual of salaries.

Results of Operations for the Nine Months Ended September 30, 2002 Compared to Same Period in 2001:

        Revenues:

     Oil and gas revenues for the nine months ended September 30, 2002 decreased to $3,498 as compared to 2001 revenues of $4,208. The decrease in revenues is due to lower production levels in 2002 compared to 2001. There were no sales of oil and gas properties in 2002.

        Expenses:

     Overall expenses in the nine months ended September 2002 were $62,588 compared to $65,958 in the nine months ended September 30, 2001. Administrative expenses were $61,850 in the nine months ended September 30, 2002, compared to $60,676 in 2001 due to salary accruals. Production costs in the period were none in 2002 and $4,151 in 2001.

        Net loss:

     The net loss for the nine months ended September 30, 2002 is ($61,754) lower than the loss of ($65,714) for the nine months ended September 30, 2001. This is attributed to the decrease in revenue in 2002 from the nine months of 2001 and higher administrative costs in 2002.

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Same Period in 2001.

     The company had $652 in revenues for the three months ended September 30, 2002 compared to $1,519 in the same period in 2001.

The company incurred operating expenses of $38,427 in the quarter in 2002 compared to $30,605 in the same period in 2001. The largest components of expenses were $38,181 in 2002 and $29,504 in 2001 in administrative expenses, primarily salary accrual.

     The net operating loss for the quarter in 2002 was ($37,775) compared to ($29,086) in 2001. The company also accrued interest expense of $1,488 in each quarter. The net loss was ($39,263) in 2002 and ($30,574) in 2001 in the quarter.

     The company expects the trend of losses to continue until revenue generation exceeds expenses, of which there is no assurance.

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

(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the nine months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        CHEYENNE RESOURCES, INC.
                                                               (Registrant)


Date: May 4,2004                                  /s/Denis Iler
                                                     ---------------------------
                                                     Denis Iler, President,