Form 10QSB
period 2004-03-31
CHEYENNE RESOURCES INC
filed 2004-05-26
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: March 31, 2004


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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___   No _____

As of March 31, 2004, 50,826,289 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

ITEM 1. FINANCIAL STATEMENTS.
----------------------------

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                    For the Three Months Ended March 31, 2004
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s







           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cheyenne Resources, Inc.
Cheyenne, Wyoming

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of March 31, 2004 and the related statements of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 12, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
May 19, 2004

/s/Michael Johnson & Co., LLC.

                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                                  (Unaudited)




                                                                                  March 31,         December 31,
                                                                                     2004               2003
                                                                                ---------------     --------------
ASSETS:

Current Assets:
  Cash                                                                                $ 41,400                $ -
                                                                                ---------------     --------------
     Total Current Assets                                                               41,400                  -
                                                                                ---------------     --------------

Other Assets:
    Producing properties, - net of depletion                                                 -             58,959
    Nonproducing properties, - net of depletion                                              -             31,439
                                                                                ---------------     --------------
    Total Other Assets                                                                       -             90,398
                                                                                ---------------     --------------

TOTAL ASSETS                                                                          $ 41,400           $ 90,398
                                                                                ===============     ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                                $ 1,026           $199,312
  Bank overdraft                                                                             -                180
  Accrued interest payable                                                                   -             52,223
  Convertible note                                                                      25,000                  -
  Notes payable - shareholders                                                               -             74,401
                                                                                ---------------     --------------
   Total Current Liabilities                                                            26,026            326,116
                                                                                ---------------     --------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 50,826,289 and 27,326,289 issued and
     outstanding at March 31, 2004 and December 31, 2003 respectively                  508,263            273,263
  Additional paid-in capital                                                         3,174,622          3,384,622
  Treasury stock                                                                        (2,500)            (2,500)
  Retained deficit                                                                  (3,665,011)        (3,891,103)
                                                                                ---------------     --------------
Total Stockholders' Equity                                                              15,374           (235,718)
                                                                                ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ 41,400           $ 90,398
                                                                                ===============     ==============



See accountant's review report.


                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                        For the Three Months Ended
                                                                                March 31,
                                                                          2004                 2003
                                                                          ----                 ----

REVENUES:
Producing and nonproducing properties
  Oil royalty/gas, working interest income                                   $ -                $ 172
                                                                      ----------           ----------
  Total revenues                                                               -                  172
                                                                      ----------           ----------
OPERATING EXPENSES:
Production costs                                                               -                    -
Depletion costs                                                                -                   89
Administrative expenses                                                    2,000                  261
                                                                      ----------           ----------
  Total Operating Expenses                                                 2,000                  350
                                                                      ----------           ----------
Loss from Operations                                                      (2,000)                (178)
                                                                      ----------           ----------
Interest income                                                                -                    -
Interest expense                                                               -               (1,488)
                                                                      ----------           ----------
                                                                               -               (1,488)
                                                                      ----------           ----------
Extraordinary income - debt forgiveness                                  228,092                    -
                                                                      ----------           ----------
NET INCOME (LOSS)                                                       $226,092             $ (1,666)
                                                                      ==========           ==========
Weighted average number of
  shares outstanding                                                  42,992,955           27,326,289
                                                                      ==========           ==========
Net Earnings (Loss) per share                                                $ -                  $ -
                                                                      ==========           ==========
* - Net Earnings (Loss) per share is less than $.01

See Accountants Review Report.



                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method
                                                                               For the Three Months Ended
                                                                                      March 31,

                                                                            2004                  2003
                                                                            ----                  ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                          $ 226,092             $ (1,666)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Debt forgiveness                                                          (228,092)                   -
    Depletion                                                                        -                   89
   Changes in assets and liabilities:
    (Decrease) in accounts payable and accrued expenses                         (6,420)               1,418
                                                                              --------             --------
                                                                              (234,512)               1,507
                                                                              --------             --------
Net Cash Used in Operating Activities                                           (8,420)                (159)
                                                                              --------             --------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                    -                    -
                                                                              --------             --------
  Net Cash Provided By Investing Activities                                          -                    -
                                                                              --------             --------
Cash Flow From Financing Activities:
  Proceeds from sale of stock                                                   25,000                    -
  Proceeds from note payable                                                    25,000                    -
  Bank overdraft                                                                  (180)                   -
  Principal payments on long-term debt                                               -                    -
                                                                              --------             --------
  Net Cash Provided By Financing Activities                                     49,820                    -
                                                                              --------             --------
(Decrease) Increase in Cash                                                     41,400                 (159)

Cash and Cash Equivalents - Beginning of period                                      -                  218
                                                                              --------             --------
Cash and Cash Equivalents - End of period                                     $ 41,400                 $ 59
                                                                              ========             ========


Supplemental Cash Flow Information:
  Interest paid                                                                    $ -                  $ -
                                                                              ========             ========
  Taxes paid                                                                       $ -                  $ -
                                                                              ========             ========
Noncash investing and financing activities are as follows:

Disposition of producing and nonproducing properties in
 exchange for cancellation of debt                                            $ 90,398                  $ -
                                                                              ========             ========

 See Accountant's Review Report

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, and the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.


2.       Change of Control

     In February 2004, the Company announced that a new group has purchased control of Cheyenne Resources, Inc. Sky Blue Ventures, LLC purchased 1,800,000 shares from individual shareholders, and 23,500,000 shares from the Company for $25,000 in cash to pay debt, and the concurrent settlement of $228,092 in debt of the company and agreed to fund legal fees and other costs of bringing all the SEC filings current.

3.       Disposal of Assets

     In February 2004, the Company agreed to convey to Robert Spatz, former president, the working interests in its wells, and its producing and nonproducing properties, in exchange for notes payable and accrued interest in the amount of $90,938, and assumption of all plug and abandon liabilities.

4.       Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations have accumulated losses of $3,665,011.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------

                            CHEYENNE RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of the Company ("Cheyenne Resources, Inc.," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.


Financial condition:

     The Company has positive working capital deficit of $(41,400) at March 31, 2004 up approximately $41,400 from December 31, 2003. The Company is still seeking additional equity capital, or a merger partner.

Results of operations:

     Revenues:

     Oil and gas revenues for the first quarter of 2004 were none as compared to 2003 revenues of $172. The decrease in revenues is due to abandoment of small interest in 2004 as compared to the first quarter of 2003 when there was nominal revenue.

     Expenses:

     Overall expenses in the first quarter of 2004 were $2,000 compared to $350 in the first quarter of 2003. Operating losses were ($2,000) in the quarter in 2004 compared to ($178) in the first quarter of 2003.

     The net income for the first quarter of 2004 was $226,092 due to extraordinary income in the form of debt forgiveness as opposed to a loss of ($1,666) in the first quarter of 2003 after interest accrual of $1,488.

     The net profit/loss per share was nominal in the period in 2004 and 2003.

     The company expects the trend of losses to continue until the company is able to achieve revenues sufficient to cover expenses of which there is no assurance.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete business operations during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $26,000, all of which is current, $41,400 in cash, and no other assets, and no capital commitments. The effects of such conditions could cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

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

     8-K filed March 8, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHEYENNE RESOURCES, INC.
                                                  (Registrant)


Date:May 14,2004                              /s/Denis Iler,
                                                     -------------------
                                                     Denis Iler, President,
                                                     Chairman of the Board,
                                                     Chief Accounting Officer