Form 10QSB
period 2004-06-30
CHEYENNE RESOURCES INC
filed 2004-08-23
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: June 30, 2004


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

                       7609 Ralston Road, Arvada, CO 80002
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 422-8127
                                 --------------
                           (Issuer's telephone number)


- - ----------------------------------------------------------------------------

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X____   No ____

As of June 30, 2004, 49,999,127 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

                            CHEYENNE RESOURCES, INC.

                              Financial Statements
                     For the Six Months Ended June 30, 2004
                                   (Unaudited)

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

We have reviewed the accompanying balance sheet of Cheyenne Resources, Inc. as of June 30, 2004 and the related statements of operations for the three months and six months period ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America and standards of PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
August 13, 2004
/s/Michael Johnson & Co., LLC




                            CHEYENNE RESOURCES, INC.
                                 Balance Sheets
                                  (Unaudited)


                                                                                  June 30,         December 31,
                                                                                    2004               2003
                                                                               ---------------     --------------
ASSETS:

Current Assets:
  Cash                                                                                $ 4,017                $ -
                                                                               ---------------     --------------
     Total Current Assets                                                               4,017                  -
                                                                               ---------------     --------------

Other Assets:
    Producing properties, net of depletion                                                  -             58,959
    Nonproducing properties, net of depletion                                               -             31,439
                                                                               ---------------     --------------
    Total Other Assets                                                                      -             90,398
                                                                               ---------------     --------------

TOTAL ASSETS                                                                          $ 4,017           $ 90,398
                                                                               ===============     ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                               $ 2,026           $199,312
  Bank overdraft                                                                            -                180
  Accrued interest payable                                                                500             52,223
  Convertible notes                                                                    25,000                  -
  Notes payable - shareholders                                                              -             74,401
                                                                               ---------------     --------------
   Total Current Liabilities                                                           27,526            326,116
                                                                               ---------------     --------------

Stockholders' Deficit:
   Common stock, $.01 par value, 50,000,000
    shares authorized, 49,999,127 and 28,699,127, issued and
     outstanding at June 30, 2004 and December 31, 2003 respectively                  486,263            273,263
  Additional paid-in capital                                                        3,196,622          3,384,622
  Treasury stock                                                                       (2,500)            (2,500)
  Retained deficit                                                                 (3,703,894)        (3,891,103)
                                                                               ---------------     --------------
Total Stockholders' Deficit                                                           (23,509)          (235,718)
                                                                               ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ 4,017           $ 90,398
                                                                               ===============     ==============

See accountant's review report


                            CHEYENNE RESOURCES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                      For the Three Months Ended               For the Six Months Ended
                                                               June 30,                                June 30,
                                                        2004              2003                  2004              2003
                                                        ----              ----                  ----              ----

REVENUES:
Producing and nonproducing properties
  Oil royalty/gas, working interest income                    $ -           $ 1,794                   $ -           $ 1,966
                                                       ----------        ----------            ----------        ----------
  Total revenues                                                -             1,794                     -             1,966
                                                       ----------        ----------            ----------        ----------
OPERATING EXPENSES:
Production costs                                                -                 -                     -                 -
Depletion costs                                                 -               205                     -               294
Administrative expenses                                    38,383             1,442                40,383             1,703
                                                       ----------        ----------            ----------        ----------
  Total Operating Expenses                                 38,383             1,647                40,383             1,997
                                                       ----------        ----------            ----------        ----------
Loss from Operations                                      (38,383)              147               (40,383)              (31)
                                                       ----------        ----------            ----------        ----------
OTHER INCOME (EXPENSES)
Interest and other income                                       -                 -                     -                 -
Interest expense                                             (500)           (1,488)                 (500)           (2,976)
                                                       ----------        ----------            ----------        ----------
                                                             (500)           (1,488)                 (500)           (2,976)
                                                       ----------        ----------            ----------        ----------
Extraordinary income - debt forgiveness                         -                 -               228,092                 -
                                                       ----------        ----------            ----------        ----------
NET INCOME (LOSS)                                       $ (38,883)         $ (1,341)            $ 187,209          $ (3,007)
                                                       ==========        ==========            ==========        ==========
Weighted average number of
  shares outstanding                                   27,326,289        27,326,289            37,976,289        27,326,289
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



                            CHEYENNE RESOURCES, INC.
                   Statement of Stockholders' Equity (Deficit)
                                 June 30, 2004
                                  (Unaudited)


                                                                      Additional
                                      Common Stock                      Paid-In     Treasury      Retained
                                         Shares           Amount        Capital       Stock        Deficit       Totals
                                         ------           ------        -------       -----        -------       ------

Balance -  December 31, 1996               24,276,289     $242,763     $3,179,613    $ (2,500)    $(3,821,651)   $(401,775)

Net loss                                            -            -              -           -        (313,827)    (313,827)
                                           ----------      -------     ----------    --------     -----------     --------
Balance - December 31, 1997                24,276,289      242,763      3,179,613      (2,500)     (4,135,478)    (715,602)
                                           ----------      -------     ----------    --------     -----------     --------
Net loss                                            -            -              -           -         (94,958)     (94,958)
                                           ----------      -------     ----------    --------     -----------     --------
Balance - December 31, 1998                24,276,289      242,763      3,179,613      (2,500)     (4,230,436)    (810,560)
                                           ----------      -------     ----------    --------     -----------     --------
Issuance of common stock
 for debt                                   2,250,000       22,500        172,259           -               -      194,759
Issuance of common stock for cash             100,000        1,000          4,750           -               -        5,750
Net Income                                          -            -              -           -         526,182      526,182
                                           ----------      -------     ----------    --------     -----------     --------
Balance - December 31, 1999                26,626,289      266,263      3,356,622      (2,500)     (3,704,254)     (83,869)
                                           ----------      -------     ----------    --------     -----------     --------
Issuance of common stock for cash             200,000        2,000          8,000           -               -       10,000
Net loss                                            -            -              -           -         (13,495)     (13,495)
                                           ----------      -------     ----------    --------     -----------     --------
Balance - December 31, 2000                26,826,289      268,263      3,364,622      (2,500)     (3,717,749)     (87,364)
                                           ----------      -------     ----------    --------     -----------     --------
Issuance of common stock for cash             500,000        5,000         20,000           -               -       25,000
Net loss                                            -            -              -           -         (88,941)     (88,941)
                                           ----------      -------     ----------    --------     -----------     --------
Balance - December 31, 2001                27,326,289      273,263      3,384,622      (2,500)     (3,806,690)    (151,305)
                                           ----------      -------     ----------    --------     -----------     --------
Net loss                                            -            -              -           -         (78,106)     (78,106)
                                           ----------      -------     ----------    --------     -----------     --------
Balance - December 31, 2002                27,326,289      273,263      3,384,622      (2,500)     (3,884,796)    (229,411)
                                           ----------      -------     ----------    --------     -----------     --------
Net loss                                            -            -              -           -          (6,307)      (6,307)
                                           ----------      -------     ----------    --------     -----------     --------
Balance - December 31, 2003                27,326,289      273,263      3,384,622      (2,500)     (3,891,103)    (235,718)
                                           ----------      -------     ----------    --------     -----------     --------
Issuance of common stock for cash          21,300,000      213,000       (188,000)          -               -       25,000
Net Income                                          -            -              -           -         226,092      226,092
                                           ----------     --------     ----------    --------     -----------     --------
Balance - June 30, 2004                    48,626,289     $486,263     $3,196,622    $ (2,500)    $(3,665,011)    $ 15,374
                                           ==========     ========     ==========    ========     ===========     ========

See accountant's review report.



                            CHEYENNE RESOURCES, INC.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method

                                                                                     For the Six Months Ended
                                                                                                June 30,
                                                                                    2004                  2003
                                                                                    ----                  ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                                  $ 187,209             $ (3,007)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depletion                                                                                -                  294
    Debt forgiveness                                                                  (228,092)                   -
   Changes in assets and liabilities:
    (Decrease) Increase in accounts payable and accrued expenses                        (4,920)               2,805
                                                                                     ---------             --------
                                                                                      (233,012)               3,099
                                                                                     ---------             --------
Net Cash Used in Operating Activities                                                  (45,803)                  92
                                                                                     ---------             --------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                            -                    -
                                                                                     ---------             --------
  Net Cash Provided by Investing Activities                                                  -                    -
                                                                                     ---------             --------
Cash Flow From Financing Activities:
  Bank overdraft                                                                          (180)                   -
  Proceeds from notes payable                                                           25,000
  Proceeds from sale of stock                                                           25,000                    -
                                                                                     ---------             --------
  Net Cash Provided by Financing Activities                                             49,820                    -
                                                                                     ---------             --------
Increase in Cash                                                                         4,017                   92

Cash and Cash Equivalents - Beginning of period                                              -                  218
                                                                                     ---------             --------
Cash and Cash Equivalents - End of period                                              $ 4,017                $ 310
                                                                                     =========             ========


Supplemental Cash Flow Information:
  Interest paid                                                                            $ -                  $ -
                                                                                     =========             =========
  Taxes paid                                                                               $ -                  $ -
                                                                                     =========             =========

See accountant's review report.

                            CHEYENNE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cheyenne Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

2.       Change of Control

     In February 2004, the Company announced that a new group has purchased control of Cheyenne Resources, Inc. Sky Blue Ventures, LLC purchased 1,800,000 shares from individual shareholders, and 21,300,000 shares from the Company for $25,000 in cash to pay debt and fund legal fees and other costs of bringing all the SEC filings current.

3.       Disposal of Assets

     In February 2004, the Company agreed to convey to Robert Spatz, former president, the working interests in its wells, and its producing and nonproducing properties, in exchange for notes payable and accrued interest in the amount of $90,938.

4.       Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations have accumulated losses of $3,703,894.

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

                  (e)      failure acheive sales or revenues;

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


Financial condition:

     The Company has working capital deficit of $(23,500 approximately) at June 30, 2004. The Company is still seeking additional equity capital, or a merger partner.

Results of Operations for Quarter Ended June 30, 2004 as compared to same Quarter in 2003:

Revenues: Oil and gas revenues for the second quarter of 2004 were none as compared to 2003 revenues of $1,794. The decrease in revenues is due to abandoment of small interests in 2004 as compared to the first quarter of 2003 when there was nominal revenue.

Expenses:Overall expenses in the second quarter of 2004 were $38,383 compared to $1,647 in the second quarter of 2003. Operating losses were ($38,383) in the quarter in 2004 compared to ($1,488) in the second quarter of 2003.

     The net profit/loss per share was nominal in the period in 2004 and 2003.

     The company expects the trend of losses to continue until the company is able to achieve revenues sufficient to cover expenses of which there is no assurance.

Results of Operations for the Six Month Ended June 30, 2004 as compared to same Period in 2003:

     The Company had no revenues in the period in 2004, compared to $1,966 in revenues in 2003. The Company incurred expenses in the period in 2003 of $40,383 compared to $1,977 in the period in 2003. The Company had net income of $187,209 in the six months of 2004 from extraordinary income - debt forgiveness of $228,092 - compared to ($3,007) in the period in 2003. The profit/loss per share was nominal in the period in 2004 and 2003.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $27,000, all of which is current, $4,000 in cash, and no other assets, and no capital commitments. The effects of such conditions could cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2004, the Company had carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                  None in the period ended June 30, 2004

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)       32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification


(B)  Reports  on Form  8-K -

     8-K filed June 16, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHEYENNE RESOURCES, INC.
                                                  (Registrant)


Date:August 23, 2004                              /s/Denis Iler,
                                                     -------------------
                                                     Denis Iler, President,
                                                     Chairman of the Board,
                                                     Chief Accounting Officer