Form 10QSB
period 2004-09-30
CHEYENNE RESOURCES INC
filed 2004-11-04
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: September 30, 2004

                         Commission file number 0-9154


                             PARADIGM HOLDINGS, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                            CHEYENNE RESOURCES, INC.
           ----------------------------------------------------------
                                  (Former name)


           Wyoming                                      83-0211506
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                    7609 Ralston Road, Arvada, Colorado 80002
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 570-6093
                                 --------------
                           (Issuer's telephone number)


- - ----------------------------------------------------------------------------

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X___   No ____

As of September 30, 2004 17,500,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes _____    No __X__

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

                             PARADIGM HOLDINGS, INC.
                   Formerly Known as Cheyenne Resources, Inc.

                              Financial Statements
                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Paradigm Holdings, Inc.
Arvada, Colorado

We have reviewed the accompanying balance sheet of Paradigm Holdings, Inc. as of September 30, 2004 and the related statements of operations for the three months and nine months period ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America and the standards of PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
November 1, 2004
/s/Michael Johnson & Co., LLC.


                            PARADIGM HOLDINGS, INC.
                   Formerly Known as Cheyenne Resources, Inc.
                           Balance Sheets (Unaudited)





                                                                                  September 30,    December 31,
                                                                                    2004               2003
                                                                               ---------------     --------------
ASSETS:

Current Assets:
  Cash                                                                                    $ -                $ -
                                                                               ---------------     --------------
     Total Current Assets                                                                   -                  -
                                                                               ---------------     --------------

Other Assets:
    Producing properties, net of depletion                                                  -             58,959
    Nonproducing properties, net of depletion                                               -             31,439
                                                                               ---------------     --------------
    Total Other Assets                                                                      -             90,398
                                                                               ---------------     --------------

TOTAL ASSETS                                                                              $ -           $ 90,398
                                                                               ===============     ==============


LIABILITIES AND STOCKHOLDERS' (DEFICIT):

Current Liabilities:
  Accounts payable and accrued expenses                                               $ 2,026           $199,312
  Bank overdraft                                                                            -                180
  Accrued interest payable                                                                  -             52,223
  Notes payable - shareholders                                                              -             74,401
                                                                               ---------------     --------------
   Total Current Liabilities                                                            2,026            326,116
                                                                               ---------------     --------------

Stockholders' (Deficit):
   Common stock, $.01 par value, 50,000,000 shares
    authorized, 10,572,074 and 321,486 issued and outstanding
    at September 30, 2004 and December 31, 2003 respectively                          105,721              3,215
  Additional paid-in capital                                                        3,777,164          3,654,670
  Treasury stock                                                                       (2,500)            (2,500)
  Retained deficit                                                                 (3,882,411)        (3,891,103)
                                                                               ---------------     --------------
Total Stockholders' (Deficit)                                                          (2,026)          (235,718)
                                                                               ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                             $ -           $ 90,398
                                                                               ===============     ==============

See accountant's review report.



                            PARADIGM HOLDINGS, INC.
                   Formerly Known as Cheyenne Resources, Inc.
                            Statements of Operations
                                  (Unaudited)

                                                          For the Three Months Ended              For the Nine Months Ended
                                                                 September 30,                          September 30,
                                                            2004              2003                  2004              2003
                                                            ----              ----                  ----              ----

REVENUES:
Producing and nonproducing properties
  Oil royalty/gas, working interest income                    $ -           $ 1,614                   $ -           $ 3,580
                                                        ---------           -------             ---------          --------
  Total revenues                                                -             1,614                     -             3,580
                                                        ---------           -------             ---------          --------
OPERATING EXPENSES:
Production costs                                                -               367                     -               367
Depletion costs                                                 -               243                     -               537
Legal and accounting                                      204,017                 -               204,017                 -
Administrative expenses                                         -               322                40,383             2,025
                                                        ---------           -------             ---------          --------
  Total Operating Expenses                                204,017               932               244,400             2,929
                                                        ---------           -------             ---------          --------
Loss from Operations                                     (204,017)              682              (244,400)              651
                                                        ---------           -------             ---------          --------
OTHER INCOME/EXPENSES:
Interest and other income                                       -                 -                     -                 -
Interest expense                                              500            (1,488)                    -            (4,464)
                                                        ---------           -------             ---------          --------
                                                              500            (1,488)                    -            (4,464)
                                                        ---------           -------             ---------          --------
Extraordinary income - debt forgiveness                    25,000                 -               253,092                 -
                                                        ---------           -------             ---------          --------
NET INCOME (LOSS)                                       $(178,517)           $ (806)              $ 8,692          $ (3,813)
                                                        =========           =======             =========          ========
Weighted average number of
  shares outstanding                                    7,238,741           321,486             2,794,296           321,486
                                                        =========           =======             =========          ========
Net Earnings (Loss) per share                             $ (0.02)              *                   *             $ (0.01)
                                                        =========           =======             =========          ========
* - Net Earnings (Loss) per share is less than $.01

See accountants review report



                             PARADIGM HOLDINGS, INC.
                   Formerly Known as Cheyenne Resources, Inc.
                   Statement of Stockholders' Equity (Deficit)
                                  (Unaudited)



                                                                Additional
                                         Common Stock             Paid-In      Treasury     Retained
                                      Shares        Amount        Capital       Stock        Deficit        Totals
                                      ------        ------        -------       -----        -------        ------

Balance -  December 31, 1996         24,276,289    $ 242,763      $3,179,613   $ (2,500)    $(3,821,651)   $(401,775)

Net loss                                      -            -               -          -        (313,827)    (313,827)
                                     ----------    ---------      ----------   --------     -----------    ---------
Balance - December 31, 1997          24,276,289      242,763       3,179,613     (2,500)     (4,135,478)    (715,602)
                                     ----------    ---------      ----------   --------     -----------    ---------
Net loss                                      -            -               -          -         (94,958)     (94,958)
                                     ----------    ---------      ----------   --------     -----------    ---------
Balance - December 31, 1998          24,276,289      242,763       3,179,613     (2,500)     (4,230,436)    (810,560)
                                     ----------    ---------      ----------   --------     -----------    ---------
Issuance of common stock
 for debt                             2,250,000       22,500         172,259          -               -      194,759
Issuance of common stock for cash       100,000        1,000           4,750          -               -        5,750
Net Income                                    -            -               -          -         526,182      526,182
                                     ----------    ---------      ----------   --------     -----------    ---------
Balance - December 31, 1999          26,626,289      266,263       3,356,622     (2,500)     (3,704,254)     (83,869)
                                     ----------    ---------      ----------   --------     -----------    ---------
Issuance of common stock for cash       200,000        2,000           8,000          -               -       10,000
Net loss                                      -            -               -          -         (13,495)     (13,495)
                                     ----------    ---------      ----------   --------     -----------    ---------
Balance - December 31, 2000          26,826,289      268,263       3,364,622     (2,500)     (3,717,749)     (87,364)
                                     ----------    ---------      ----------   --------     -----------    ---------
Issuance of common stock for cash       500,000        5,000          20,000          -               -       25,000
Net loss                                      -            -               -          -         (88,941)     (88,941)
                                     ----------    ---------      ----------   --------     -----------    ---------
Balance - December 31, 2001          27,326,289      273,263       3,384,622     (2,500)     (3,806,690)    (151,305)
                                     ----------    ---------      ----------   --------     -----------    ---------
Net loss                                      -            -               -          -         (78,106)     (78,106)
                                     ----------    ---------      ----------   --------     -----------    ---------
Balance - December 31, 2002          27,326,289      273,263       3,384,622     (2,500)     (3,884,796)    (229,411)
                                     ----------    ---------      ----------   --------     -----------    ---------
Net loss                                      -            -               -          -          (6,307)      (6,307)
                                     ----------    ---------      ----------   --------     -----------    ---------
Balance - December 31, 2003          27,326,289      273,263       3,384,622     (2,500)     (3,891,103)    (235,718)
                                     ----------    ---------      ----------   --------     -----------    ---------
Issuance of common stock for cash    21,300,000      213,000        (188,000)         -               -       25,000
                                     ----------    ---------      ----------   --------     -----------    ---------
                                     48,626,289      486,263       3,196,622     (2,500)     (3,891,103)    (210,718)
                                     ----------    ---------      ----------   --------     -----------    ---------
                                     *  572,074     (480,542)        480,542                                (185,718)
                                     ----------    ---------      ----------   --------     -----------    ---------
                                                       5,721       3,677,164     (2,500)     (3,891,103)    (396,436)



Net Income                                    -            -               -          -           8,692        8,692
Issuance of common stock for cash    10,000,000      100,000         100,000          -               -      200,000
                                     ----------    ---------      ----------   --------     -----------    ---------
Balance - September 30, 2004            572,074    $ 105,721      $3,777,164   $ (2,500)    $(3,882,411)   $(187,744)
                                     ==========    =========      ==========   ========     ===========    =========

*Adjusted reverse split 1 for 85


See accountants review report



                            PARADIGM HOLDINGS, INC.
                   Formerly Known as Cheyenne Resources, Inc.
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                2004                  2003
                                                                                ----                  ----

Cash Flows From Operating Activities:
  Net Income (Loss)                                                            $ 8,692             $ (3,813)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depletion                                                                        -                  537
    Debt forgiveness                                                          (253,092)                   -
   Changes in assets and liabilities:
    Increase in accounts payable and accrued expenses                           (5,420)               4,154
                                                                              --------             --------
                                                                              (258,512)               4,691
                                                                              --------             --------
Net Cash Used in Operating Activities                                         (249,820)                 878
                                                                              --------             --------
Cash Flow From Investing Activities:
  Proceed/purchases of properties                                                    -                    -
                                                                              --------             --------
  Net Cash Provided By Investing Activities                                          -                    -
                                                                              --------             --------
Cash Flow From Financing Activities:
  Bank overdraft                                                                  (180)                   -
  Proceeds from note payable                                                    25,000
  Proceeds from sale of stock                                                  225,000                    -
                                                                              --------             --------
  Net Cash Provided By Financing Activities                                    249,820                    -
                                                                              --------             --------
(Decrease) Increase in Cash                                                          -                  878

Cash and Cash Equivalents - Beginning of period                                      -                  218
                                                                              --------             --------
Cash and Cash Equivalents - End of period                                          $ -              $ 1,096
                                                                              ========             ========


Supplemental Cash Flow Information:
  Interest paid                                                                    $ -                  $ -
                                                                              ========             ========
  Taxes paid                                                                       $ -                  $ -
                                                                              ========             ========

See accountants review report

                             PARADIGM HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Paradigm Holdings, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.


2.       Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $3,882,411.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


3.       Capital Stock Transactions

     The authorized common stock of the Company consists of 10,572,074 shares with par value of $.01. On July 27, 2004, the Company's Board of Directors declared an 85 for-1 reverse split of the outstanding common stock at August 30, 2004.

     All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the reverse stock splits.


4.       Change of Control

     On July 27, 2004, the Company approved a name change to Paradigm Holdings, Inc. On August 27, 2004, J. Paul Consulting Corp Shortline Equity Partners, Inc. and Ultimate Investments, Corp. subscribed for 10,000,000 shares of common stock (post reverse split) for $200,000 and have obtained 94% of all outstanding shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------


                            PARADIGM HOLDINGS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Financial condition:

     The Company has a working capital deficit of $2,026 (approximately) at September 30, 2004. The increase is due to accrued operating expenses. The Company is still seeking additional equity capital to supplement its cash flow or a merger partner.

Results of operations for the quarter ended September 30, 2004 compared to same
-------------------------------------------------------------------------------
quarter ended September 30, 2003.
---------------------------------

     The company had no revenues in the quarter in 2004 compared to $1,614 in the quarter in 2003, due to divestiture of working interest. The company had $204,017 in operating expenses in the quarter in 2004 related to reverse split, reorganization, name change, annual meeting, and bringing all SEC reporting current, compared to $932 in expenses in the quarter in 2003.

     The Company had interest income of $500 and extraordinary income of $25,000 for debt forgiveness in the quarter in 2003 compared to interest expense of $1,488 in the quarter in 2003.

     In 2004 the (loss) from operations was ($178,517) in the quarter compared to ($806) in 2003 in the quarter.

     The net loss per share was ($.02) in the quarter in 2004 and nominal 2003.

Need for Additional Financing

The company has no capital for operations and needs loans or private placements to provide funds for operations. Without such funds, no operations can be achieved.

Results of Operations for the nine months ended September 30, 2004 and September
--------------------------------------------------------------------------------
30, 2003.
---------

     Revenues for the nine months ended September 30, 2004 were none as compared to $3,580 in 2003. There were no sales of oil and gas in 2004.

     Overall expenses in the nine months ended September 2004 were $244,400 compared to $2,929 in the nine months ended September 30, 2003. Increased expenses in 2004 were due to legal and accounting expenses related to becoming current with SEC reports, annual meeting, reorganization and name change.

     The net income for the nine months ended September 30, 2004 is $8,692 compared to the net loss of ($3,813) for the nine months ended September 30, 2003. Net income was achieved only due to debt forgiveness in 2004 of $253,092. The net income per share was nominal in the period in 2004 as compared to ($.01) loss in 2003. The trend of losses can be expected to continue until significant revenues exceeding expenses are achieved.

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

 PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

     The Company issued 10,000,000 shares of common stock (post reverse split) for $200,000 in cash, in a Private Placement exempt from Registration under
Section 4(6) of the Securities Act of 1933.

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an annual meeting in which a majority of shareholders approved a name change, a reverse split on a one for 85 basis, elected new directors, and approved the engagement of auditors.

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)       32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

(B) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company for the nine months ended September 30, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        PARADIGM HOLDINGS, INC.
                                                               (Registrant)


Date: November 3, 2004                              /s/Jeffrey Ploen
                                                     ---------------------------
                                                     Jeffrey Ploen, President,