Form 10QSB/A
period 2004-09-30
CHEYENNE RESOURCES INC
filed 2004-11-10
CIK 313353

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB/A

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


As of September 30, 2004 10,591,602 shares of common stock were outstanding (including authorized but unissued shares).

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


Stockholders' (Deficit):
   Common stock, $.01 par value, 50,000,000 shares
    authorized, 10,591,602 and 321,486 issued and outstanding
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