Form 10-K
period 2004-12-31
Paradigm Holdings, Inc
filed 2005-04-11
CIK 313353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

|_| Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                          Commission File No. 000-30271

                             PARADIGM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              Wyoming                                 83-0211506
    (State or other jurisdiction           (IRS Employer Identification No.)
 of incorporation or organization)

           2600 Tower Oaks Blvd. Suite 500, Rockville, Maryland 20852
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (301) 468-1200
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                              (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates was approximately $7,002,932 based upon the closing price on March 28, 2005.

Number of shares of Common Stock outstanding as of March 29, 2005 was:
20,003,368 shares.

                      Documents incorporated by Reference:

Part III - None.

                           FORWARD-LOOKING STATEMENTS

This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, and may also include references to assumptions. These statements are contained in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and other sections of this Form 10-K.

Such forward-looking statements include, but are not limited to:

o funded backlog;

o estimated remaining contract value;

o our expectations regarding the U.S. federal government's procurement budgets and reliance on outsourcing of services; and

o our financial condition and liquidity, as well as future cash flows and earnings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following:

o changes in U.S. federal government procurement laws, regulations, policies and budgets;

o the number and type of contracts and task orders awarded to us;

o the integration of acquisitions without disruption to our other business activities;

o changes in general economic and business conditions;

o technological changes;

o the ability to attract and retain qualified personnel;

o competition;

o our ability to retain our contracts during any rebidding process; and

o the other factors outlined under "Risk Factors."

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

                                  RISK FACTORS

Risks Related to Our Business:

We may need to raise additional capital to finance operations

We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. If we do not maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of January 31, 2005, we estimate that we will require $3 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing may result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our common stock may be affected by limited trading volume and may fluctuate significantly

Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.

As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the information technology services industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock in January 2005 was 1000 shares per day. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

All of our revenues would be substantially threatened if our relationships with agencies of the federal government were harmed

Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues could decline substantially. We could be forced to curtail or cease our business operations. During the twelve months ending December 31 2004, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 99% of our revenues of which, 55% of revenue was U.S. Small Business Administration (SBA) 8(a) business. During that same period, our five largest clients, all agencies of the federal government, generated approximately 93% of our revenues. We believe that federal government contracts are likely to continue to account for a significant portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

Our federal government contracts may be terminated by the government at any time and may contain other provisions permitting the government not to continue with contract performance, and, if lost contracts are not replaced, our operating results may differ materially from those anticipated

We derive substantially all of our revenue from federal government contracts that typically span one or more base years and one or more option years. The option periods typically cover more than half of the contract's potential duration. Federal government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government client to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts could result in significant revenue shortfalls from those anticipated.

Failing to maintain strong relationships with prime contractors could result in a decline in our revenues

We derived approximately 5% of our revenues during the twelve months ended December 31, 2004 through our subcontractor relationships with prime contractors, which, in turn, hold the prime contract with end-clients. We project over the next few years, the percentage of subcontractor revenue will increase to 20%. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose this source of revenues, which, if not replaced, could force us to curtail our business operations.

We must recruit and retain qualified professionals to succeed in our labor intensive business

Our future success depends in large part on our ability to recruit and retain qualified professionals skilled in complex information technology services and solutions. Personnel such as Java Developers and other hard-to-find information technology professionals are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense. Any inability to recruit and retain a sufficient number of these professionals could hinder the growth of our business. The future success of Paradigm Holdings will depend on our ability to attract, train, retain and motivate direct sales, customer support and highly skilled management and technical employees. We may not be able to successfully expand its direct sales force, which would limit our ability to expand our customer base. Further, we may not be able to hire highly trained consultants and support engineers which would make it difficult to meet our clients' demands. If we cannot successfully identify and integrate new employees into its business, we will not be able to manage our growth effectively and we could be forced to curtail or cease our business operations.

Because a significant component of our growth strategy relates to increasing our revenue from sales of our services and software, our growth strategy will be adversely affected if we are unable to develop and maintain an effective sales force to market our services to our federal and commercial customers. Our sales force currently consists of seven people. A key component of our growth strategy is the recruitment of ten additional sales executives. Our effort to build an effective sales force may not be successful and, therefore, we could be forced to curtail or cease our business operations.

We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of an engagement which is conducted on a fixed-price basis

We perform a significant portion of our engagements on a fixed-price basis. We derived 52% of our total revenue in FY2004 and 50% of our total revenue in FY2003 from fixed-price contracts. Fixed price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-material basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially from those anticipated.

When making proposals for engagements on a fixed-price basis, we rely on our estimates of costs and timing for completing the projects. These estimates reflect our best judgment regarding our capability to complete the task efficiently. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside our control, could make these contracts less
profitable  or   unprofitable.   From  time  to  time,   unexpected   costs  and
unanticipated delays have caused us to incur losses on fixed-price contracts, primarily in connection with state government clients. On rare occasions, these losses have been significant. In the event that we encounter such problems in the future, our actual results could differ materially from those anticipated.

Security breaches in sensitive government systems could result in the loss of clients and negative publicity

Some of the systems we develop involve managing and protecting information involved in sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other government clients, which could force us to curtail or cease our business operations. Losses that we could incur from such a security breach could exceed the policy limits under the "errors and omissions" liability insurance we are currently evaluating.

If we cannot obtain the necessary security clearances, we may not be able to perform classified work for the government and our revenues may suffer

Government contracts require us, and some of our employees, to maintain security clearances. If we lose or are unable to obtain security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, if we cannot obtain the required security clearances for our employees working on a particular engagement, we may not derive the revenue anticipated from the engagement, which, if not replaced with revenue from other engagements, could force us to curtail or cease our business operations.

We depend on our senior management team, and the loss of any member may adversely affect our ability to obtain and maintain clients

We believe that our success depends on the continued employment of our senior management team. We have key executive life insurance policies for each member of the team for up to $1 million. This includes Raymond A. Huger, Chairman & CEO; Frank J. Jakovac, President & COO; and Mark A. Serway, SVP & CFO. Their dependence, in addition to other members on the executive team, is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons would be difficult to replace and our business could be seriously harmed. Furthermore, clients or other companies seeking to develop in-house capabilities may attempt to hire some of our key employees. Employee defections to clients or competitors would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business and force us to curtail or cease our business operations.

We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow at slower than anticipated rates

One of our key growth strategies will be to selectively pursue acquisitions. Through acquisitions, we plan to expanded our base of federal government and commercial clients, increased the range of solutions we offer to our clients and deepened our penetration of existing clients. We may encounter difficulty identifying and executing suitable acquisitions. Without acquisitions, we may not grow as rapidly as the market expects, which could cause our actual results to differ materially from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

o increased competition for acquisitions may increase the costs of our acquisitions;

o our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations, such as the

      Federal Acquisition Regulation and health, safety and environmental laws, or their failure to fulfill their contractual obligations to the federal government or other customers; and

o     acquisition financing may not be available on reasonable terms or at all.

Each of these types of risks could cause our actual results to differ materially from those anticipated.

We may have difficulty integrating the operations of any companies we acquire, which could cause actual results to differ materially from those anticipated

The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key clients of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could cause our actual results to differ materially from those anticipated.

Audits of our government contracts may result in a reduction in the revenue we receive from those contracts or may result in civil or criminal penalties that could harm our reputation

Federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. An audit could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, if allegations of impropriety were made against us or we could be forced to curtail or cease our business operations.

We may be liable for penalties under a variety of procurement rules and regulations, and changes in government regulations could slow our growth or reduce our profitability

We must comply with and are affected by federal government regulations relating to the formation, administration and performance of government contracts. These regulations affect how we do business with our clients and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government, which could force us to curtail or cease our business operations. Further, the federal government may reform its procurement practices or adopt new contracting methods relating to the GSA Schedule or other government-wide contract vehicles. If we are unable to successfully adapt to those changes, our business could be seriously harmed.

Risks related to the information technology solutions and services market competition could result in price reductions, reduced profitability and loss of market share

Competition in the federal marketplace for information technology solutions and services is intense. If we are unable to differentiate our offerings from those of our competitors, our revenue growth and operating margins may decline, which could force us to curtail or cease our business operations. Many of our competitors are larger and have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than Paradigm. Our larger competitors may be able to provide clients with additional benefits, including reduced prices. We may be unable to offer prices at those reduced rates, which may cause us to lose business and market share. Alternatively, we could decide to offer the lower prices, which could harm our profitability. If we fail to compete successfully, our business could be seriously harmed, which could force us to curtail or cease our business operations.

Our current competitors include, and may in the future include, information technology services providers and large government contractors such as QSS Group, Pragmatics, Computer & Hi-Tech Management, Inc., Booz-Allen & Hamilton, Computer Sciences Corporation, RSIS, SRA, ATS, Electronic Data Systems, PEC Solutions, Science Applications International Corporation, and Lockheed Martin.

Current and potential competitors have also established or may establish cooperative relationships among themselves or with third parties to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, some of our competitors may develop services that are superior to, or have greater market acceptance than the services that we offer.

Our growth will be harmed if a viable market for government information technology services is not sustained

We cannot be certain that a viable government market for technology services will be sustainable. If this market is not sustained and we are unable to refocus our services on the private sector market or other in-demand technologies, our growth would be negatively affected.

Although government agencies have recently increased focus on and funding for technology initiatives, we cannot be certain that these initiatives will continue in the future. Budget cutbacks or political changes could result in a change of focus or reductions in funding for technology initiatives, which could force us to curtail or cease our business operations.

Risks related to the ownership of our common stock, quarterly revenues and operating results could be volatile and may cause our stock price to fluctuate

The rate at which the federal government procures technology may be negatively affected following changes in Presidential Administrations and in Senior Government officials. As a result, our operating results could be volatile and difficult to predict, and period-to-period comparisons of our operating results may not be a good indication of our future performance.

A significant portion of our operating expenses, such as personnel and facilities costs, are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in reduced income in the quarter. In addition, our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse affect on the market price of our common stock.

Our common stock is deemed to be "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

      o     With a price of less than $5.00 per share

      o     That are not traded on a "recognized" national exchange

      o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share) or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Our business may be adversely affected if we cannot collect our receivables

We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget.

Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed.

If we experience difficulties collecting receivables it could cause our actual results to differ materially from those anticipated.

Investors should not rely on an investment in our stock for the payment of cash dividends

We have not paid any cash dividends on our capital stock and we do not anticipate paying cash dividends in the future. Investors should not make an investment in our common stock if they require dividend income. Any return on an investment in our common stock will be as a result of any appreciation, if any, in our stock price.

                                TABLE OF CONTENTS

                                     PART I

     ITEM 1.    BUSINESS .........................................................................1

     ITEM 2.    PROPERTIES ......................................................................11

     ITEM 3.    LEGAL PROCEEDINGS................................................................11

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................12

                                     PART II

     ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........13

     ITEM 6.    SELECTED FINANCIAL DATA..........................................................15

     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.....................................................................16

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................20

     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................................20

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE...........................................................20

     ITEM 9A.   CONTROLS AND PROCEDURES..........................................................20

                                    PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................................21

     ITEM 11.   EXECUTIVE COMPENSATION...........................................................23

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................25

     ITEM 13.   CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS..................................25

     ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................................25

                                     PART IV

     ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES .........................................26

                Signatures

                                     PART I

ITEM 1.  BUSINESS

Company Overview

Paradigm Holdings Inc. ("PDHO"; website: - www.paradigmsolutions.com) provides information technology and business continuity solutions to government and commercial customers. Headquartered in Rockville, Maryland, the company was founded on the philosophy of high standards of performance, honesty, integrity, customer satisfaction and employee morale. With an established core foundation of experienced executives, the Company rapidly grew from six employees in 1996 to the current level of more than 300 personnel. Revenues grew from $51 million in 2003 to over $61 million by the end of 2004. During this period of growth, Paradigm remained centered on information technology services and solutions.

Paradigm Holdings Inc. consists of two subsidiary companies: Paradigm Solutions Corporation (PSC), which was incorporated in 1996 to deliver information technology Infrastructure Support Services and Software Engineering Support Services to Federal Agencies, and Paradigm Solutions International (PSI), which was incorporated in 2004 to deliver Business Continuity Planning and Emergency Management Services and software to commercial and government clients.

Paradigm Solutions Corporation provides support for mission-critical systems in key federal agencies such as the Departments of Justice, Treasury and Homeland Security. These agencies and the focus on mission critical systems were chosen for their growth potential. According to Input Technologies, the market for information technology solutions in these agencies is projected to grow at a CAGR of nearly 8% between 2004 and 2008.

Paradigm Holdings formed the PSI subsidiary company to produce a fully-integrated solution for protecting businesses from "all hazard" interruptions. A customized consulting methodology was developed to provide clients with a comprehensive picture of the risks to their operations, facilities and people. The software tool, OpsPlanner(TM) is one of the first tool sets to encompass continuity planning, emergency management and automated notification in one easy-to-use platform. From inception, this platform was developed as an integrated application--unlike the prevailing competitors which developed continuity planning, emergency management and automated notification as separate software modules. This technology, when implemented with Paradigm's consulting methods, offers a superior solution in the continuity of operations planning and risk management area. The release of this Software tool was made in January of 2005.

Paradigm has achieved significant accomplishments including the launch of the Continuous Paradigm Process and Product Improvement (CP(3)I), the continued evolution of Paradigm's ISO 9001:2000 Quality Management Office, the establishment of strategic Mentor Protege relationships, and success in building a backlog of business over the last year. Additionally, Paradigm has won over 75% of its pursued competitive procurements, greatly exceeding the industry standard win rate of 30% to 40%. The Company not only won new business with the Department of Treasury in 2004, but it also won numerous recompetes of existing contracts including three with the Office of the Comptroller of the Currency, four with the National Technical Information Service, and one with the Department of Housing and Urban Development. Paradigm won over 70% of the pursued GWAC (Government Wide Acquisition Contracts) vehicles including the Department of Justice ITSS III and State of Maryland MCS. The Company also successfully penetrated the DOD arena, gaining access to multiple GWACs such as DISA Encore, Army MADD-1, Army CONUS Support Base Services (CSBS), and MATOC Naval Research Systems Integration.

Paradigm has also achieved success providing information technology services to many satisfied government and commercial clients, including the Departments of Homeland Security, Justice, Commerce, Housing and Urban Development, the Small Business Administration, IBM, Lockheed Martin, EDS, and the World Bank. Largely as a result of excellent customer service, Paradigm continues to receive industry awards and recognition for exceptional performance and growth.

      o Through a careful analysis of its current marketing practices, Paradigm has determined that its strategic marketing knowledge and concepts are sound and will continue to produce desirable results in both the federal and commercial sectors. The Company will maximize revenue through continued growth in its core client base and through selected acquisitions that strengthen and expand its ability to help government and commercial clients achieve effective disaster recovery and business continuity.

Paradigm's dedication to its customers is reflected in the numerous customer and industry awards it has received:

      o     United States Secret Service Certificate of Appreciation - 2004

      o     Department of Treasury Small Business Partner of the Year - 2004

      o Internal Revenue Service - Nominated as the IRS Small Business Partner of the Year - 2003 and 2002

      o     Inc. 500 Fastest Growing Private Companies - 2003

      o     Washington Technology Fast 50 - 2003 and 2002

      o     VAR Business Top 500 National  Solutions  Provider - 2004,  2003 and
            2002

      o     Black Enterprise Magazine Top 100 Black-Owned  Businesses - 2003 and
            2002

      o     Post/Newsweek Tech Media Top Minority-Owned IT Firm - 2003 and 2002

      o     Washington Technology Top 25 8(a) Contractors - 2004, 2003 and 2002

      o     Government  Computer News Industry  Information  Technology  Award -
            2003

      o     Strategic Airport Security Rollout (SASR) Certificate of Recognition
            - 2002

Corporate Organization

On November 3, 2004, Paradigm Holdings Inc., entered into an Agreement and Plan of Reorganization with Paradigm Solutions Merger Corp., a Delaware corporation and wholly-owned subsidiary of Paradigm Holdings (the "Merger Sub"), Paradigm Solutions Corporation, a Maryland corporation and the shareholders of Paradigm Solutions Corporation. Pursuant to the Agreement and Plan of Reorganization, the Merger Sub was merged with and into Paradigm Solutions Corporation, the surviving corporation and continues its existence under the laws of the State of Maryland and is a wholly-owned subsidiary of Paradigm Holdings Inc. In consideration of the Merger, the Paradigm Solutions Corporation shareholders exchanged 13,699 shares of common stock of Paradigm Solutions Corporation, which was 100% of the issued and outstanding capital stock of Paradigm Solutions Corporation, for 17,500,000 shares of common stock of Paradigm Holdings Inc.

Our Growth Strategy

We have implemented the following strategies to position the business to capture additional revenue in the federal information technology and business continuity markets:

      o Maintain and expand our existing client relationships. We maintain relationships with our existing clients by adhering to our culture of respect and providing quality performance. We believe this helps us win renewals of our engagements. In addition, we use our knowledge of our clients' needs to identify additional opportunities and cross-sell new services to them. Paradigm believes that its customer focus is the foundation of its success to date. This focus is critical for the creation of long-term value. The Company does not intend to compromise its customer focus, nor any of its core values for short-term economic gain.

      o Leverage our existing client base to win new clients. We believe satisfied clients are one of our most effective marketing tools. Since FASA 94 went into effect, client referrals have become a crucial component of expedited procurement processes and are key to our winning new contracts. Since we focus on technology infrastructure improvement, we are able to transfer our skills readily from client to client. We plan to continue building a network of clients and leveraging these relationships to gain access to new clients. We also plan to build our relationships with other systems integrators, so that we can expand our partnership opportunities (both prime and subcontractor) for future business. We believe that favorable client referrals are strategically important to our winning these opportunities.

      o Strategic acquisitions. We plan to pursue acquisitions in 2005 that will position us in the future with strategically important technical skills for our existing federal customers, access to new federal clients and agencies, and expand our geographical reach. Our commercial acquisition strategy will focus on selective regional consulting firms with pre-existing customer relationships and business development professionals in the business continuity space in addition to a national notification vendor who can be effectively integrated into the Paradigm Solutions International business model.

      o Strengthen Sales & Business Development Workforce. Add experienced sales professionals, consultants, and sales engineers in targeted federal agencies and commercial geographic markets.

      o Organizational Development. Create an organizational culture that provides clear, consistent, and strategic leadership, incentives, and growth opportunities for employees.

      o Product Enhancement. Continue to enhance the product capabilities of the OpsPlanner(TM) software suite to deliver the most comprehensive, easy-to-use continuity preparedness tools and risk management services to both federal and commercial customers.

Paradigm Solutions Corporation (PSC)

Paradigm Solutions Corporation is steadfast in its commitment to best practices in meeting changing requirements and providing cutting-edge innovations to advance our client's mission. We focus on delivering high-quality information technology services on-time and within budget through seamless transitions, program stability, and effective contract implementation and administration.

Government Reform is Driving Growth in Technology Spending

We believe that political pressures and budgetary constraints are forcing government agencies at all levels to improve their processes and services and to operate more like commercial enterprises. Organizations throughout the federal, state and local governments are investing heavily in information technology to improve effectiveness, enhance productivity and extend new services in order to deliver increasingly responsive and cost-effective public services.

Changes over the mid to late 1990's in federal government contract procurement and compliance regulations have streamlined the government's buying practices, resulting in a more commercial approach to the procurement and management of technologies and services. As a result, procurement lead times have decreased and government buyers now have greater flexibility to purchase services on the basis of distinguishing corporate capabilities and successful past performance. Federal government entities are now able to award contracts based on factors other than price alone, if they judge that the government would receive a greater value. In addition, the General Services Administration's (GSA) extension of basic government-wide contract vehicles for procuring technology components and services, the GSA Schedules, makes purchasing technology services easier and faster. Federal government buyers can now order services directly from pre-approved providers instead of using a time-consuming bid solicitation process. We believe that these changes have improved our ability to successfully pursue business in the government market. There are currently no proposed changes to government procurement regulations that we believe will materially affect our business in the immediate future.

Government's Need to Outsource Technology Programs

Government organizations rely heavily on outside contractors to provide skilled resources to accomplish technology programs. We believe that this reliance will continue to intensify due to political and budgetary pressures in many government agencies and due to the difficulties government faces in recruiting and retaining highly skilled technology professionals in a competitive labor market. In concert with its transition to more commercial practices, government is increasingly outsourcing technology programs as a means of simplifying the implementation and management of the technology, so that government workers can focus on their mission.

Technology Services Providers in the Government Sector

Engagements in the government market can be broadly classified into four categories based on the type of services provided. Many companies provide a mix of services across these categories.

First, at the low end, providing information technology staff augmentation at low hourly rates typically involves placing staff in client facilities. These engagements typically exhibit low operating margins and slow growth.

Second, large-scale systems integration and outsourcing engagements typically involve assuming responsibility for acquiring, assembling and operating large inventories of equipment and software. Major portions of these engagements involve reselling commodity technologies at highly competitive fixed unit prices. These engagements typically exhibit moderate growth, but low operating margins.

Third, large-scale systems development engagements involve providing full-service solutions that combine hardware, software development, system engineering and operations. These engagements typically exhibit moderate growth and operating margins.

Fourth, at the high end, engagements involving high-value management consulting and development and integration of complex systems in core mission areas use specialized or emerging technologies such as the Internet and advanced security. These engagements typically exhibit strong growth and operating margins.

Market Forecasts

The ongoing transformation of the Federal Government's information systems and communication networks is creating an increase in its demand for information technology, or IT, services. According to INPUT, a quantifiable leader in Government Market Intelligence, federal government information technology spending that is contracted out by the federal government is projected to increase by $22.1 billion from $58.6 billion in government fiscal 2004 to $80.7 billion in government fiscal 2009, a compound annual growth rate of approximately 6.6%(1). In addition, the U.S. Air Force addressable spending, which is the amount that is contracted out, is projected by INPUT to grow from $4.3 billion in government fiscal 2004 to $6.8 billion in government fiscal 2009, representing a compounded annual growth rate of 9.6%(2). We expect that the federal government's need for the types of information technology services that we provide will continue to grow in the foreseeable future, as a result of the high priority placed by the federal government on the transformation of its information technology programs. INPUT forecasts that the percentage of information technology spending that is contracted out by the federal government will reach a high of 86% in fiscal 2009(3).

According to INPUT, the federal government has estimated that more than 30% of current members of the federal government workforce, as described above, in supervisory positions will be eligible for retirement by 2007, and the average age of federal government employees increased from 42 years of age in 1990 to 46 years of age in 2004(4). In April 2001, the GAO concluded in a report that the federal government's human capital challenges are adversely affecting the ability of many agencies to carry out their missions(5).

Our Solution

We are a technology solutions and service provider that addresses the needs and particular challenges of the evolving government market by combining the following key elements in our solutions:

Infrastructure Support Services

Paradigm Solutions provides comprehensive information technology infrastructure support services including design, implementation, maintenance, and administration. We work with our clients to determine the best outsourcing solution to meet their requirements while maximizing their return on investment. Our project managers and technical teams collaborate with our clients to define the scope, deliverables, and milestones for each project.

Support services include all aspects of project planning, facilities build-out, implementation, and operations and encompass the following critical areas:

      o     Infrastructure Design and Implementation

      o     Service Center Solutions

      o     Data Center Operations

      o     Network Operations Center Support

      o     Network Security and Management

      o     Desktop Support and Administration

      o     Telecommunications

--------

(1)   INPUT Federal IT Market Forecast, FY 2004 - FY 2009, Pg. 34

(2)   IBID Pg. 80

(3)   IBID Pg. 7

(4)   IBID Pg. 22

(5)   IBID Pg. 23

      o     Depot Maintenance

      o     Disaster Recovery Support

      o     Information Security Solutions

      o     Database Administration

Paradigm manages projects proactively with aggressive risk management, complete planning, and continual status reporting to ensure project success. We employ automation, management, and administration tools through strategic partnerships with innovative vendors. These partnerships provide our clients with readily accessible solutions that meet their critical needs in a timely and cost-effective manner.

Software Engineering Support Services

With many years of experience in software, systems, and database design and development for numerous clients, Paradigm Solutions has developed the expertise and methodologies required to provide software engineering support services for all phases of the development lifecycle. Our software engineering experts are available to augment an existing development team or support outsourcing of any portion of a development effort.

Paradigm's services consist of new development, maintenance and support, as well as migration of legacy systems to modern platforms. Our services encompass the following critical areas:

      o     Requirements Engineering

      o     Configuration Management

      o     Software Quality Assurance

      o     Independent Verification and Validation

      o     Application  Development  for  Web,  Client/Server,   and  Mainframe
            Platforms

      o     Legacy Systems Migration and Data Conversion

      o     Database Design and Development

      o     Data Warehousing and Data Mining

      o     Application Security

Our seasoned project managers and experienced technical teams collaborate with our clients to define the scope, deliverables, and milestones for each project to ensure our clients' expectations are realized. Our project managers ensure projects stay on track using aggressive risk management and iterative planning, with continuous status reporting to our clients.

Existing Contract Profiles

We currently have a portfolio of more than 27 active contracts. Our contract mix for the year ended December 31, 2004 was 52% fixed price contracts, 29% time and materials contracts, and 19% cost-plus contracts.

Under a fixed price contract, the contractor agrees to perform the specified work for a firm fixed price. To the extent that actual costs vary from the price negotiated we may generate more or less than the targeted amount of profit or even incur a loss. We generally do not pursue fixed price software development work that may create material financial risk. We do, however, execute some fixed price labor hour and fixed price level of effort contracts which represent similar levels of risk as time and materials contracts. The substantial majority of these fixed price contracts involve a defined number of hours or a defined category of personnel. We refer to such contracts as "level of effort" contracts.

Under a time and materials contract, the contractor is paid a fixed hourly rate for each direct labor hour expended and is reimbursed for direct costs. To the extent that actual labor hour costs vary significantly from the negotiated rates under a time and materials contract, we may generate more or less than the targeted amount of profit.

Cost-plus contracts provide for reimbursement of allowable costs and the payment of a fee which is the contractor's profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of allowable costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

Our historical contract mix is summarized in the table below.

                                  Contract Mix

Contract Type                                   2002          2003          2004
-------------                                   ----          ----          ----

Fixed Price (FFP)                                54%           57%           52%
Time and Materials (T&M)                         45%           31%           29%
Cost-Plus (CP)                                    1%           12%           19%

Listed below are our top programs by 2004 revenue, including single award and multiple award contracts. We are a prime contractor on each of these programs.

                                     Top Programs /Contracts by 2004 Revenue
                                                 ($ in millions)

                                                                                                              Estimated
                                                                               Period of           2004       Remaining    Contract
                 Programs                              Customer               Performance        Revenue    Contract Value   Type
                 --------                              --------               -----------        -------    --------------   ----
Long Term Maintenance of Computing Center    Department of Treasury - IRS     6/01 - 9/05         $ 18.2         $ 9.9       FFP
Alcohol, Tobacco & Firearms                  Department of Justice            2/02 - 2/07           10.6          18.6       CP
Community Planning & Development             Housing and Urban Development    3/03 - 3/07            7.0          19.7       FFP
United States Secret Service                 Department of Homeland Security  9/99 - 9/05            5.0           4.5       T&M

Description of Major Programs / Contracts

Department of the Treasury - Internal Revenue Service, Long Term Maintenance of Computing Centers (LTMCC)

Paradigm   provides   computing   center   hardware   maintenance  and  software
administration support to the IRS main Tax Reporting Systems in Detroit, Michigan and Martinsburg, West Virginia. At the IRS Detroit Computing Center
(DCC), Paradigm currently responds to hardware remedial and preventive maintenance and we administer the software that resides on the IBM z990, 2084-302 mainframe. Paradigm's staff of technicians supports the Enterprise Computing Center at Martinsburg more than 1425 IBM/IBM compatible peripherals and higher maintenance items in place at the IRS that include sophisticated tape drives, monitors, and printers. In support of the IRS on our current contracts, Paradigm currently provides service for the zSeries 990 mainframes and support for the MasterFile mainframes that utilize three IBM ESS "Shark" Direct Access Storage Device (DASD) sub-systems and the IBM Virtual Tape sub-system and various other peripherals such as the ESCON Directors. Over four hundred CLIN's (Contract Line Item Numbers) of hardware components are maintained by Paradigm and subcontractors in Martinsburg, and over two hundred CLIN's of hardware components are maintained in Detroit. Software administration requires the accurate tracking of over two hundred CLIN's of software components, provided by 39 vendors, insuring accurate reporting, version and release levels of software, product announcements, etc. are communicated to appropriate IRS personnel. We have established a technical support center to resolve problems on a 24x7x365 basis.

Department of Justice - Alcohol Tobacco, Firearms and Explosives

Paradigm provides software development and corrective, perfective and adaptive software maintenance services in support of the Tax and Trade Bureau tax collection mission. Paradigm's staff utilizes JAVA J2EE and Swing technologies along with the Oracle 9i suite consisting of Forms, Reports, Discoverer, Designer application server and Database. Paradigm also maintains legacy applications developed in PowerBuilder. The staff is responsible for supporting the full Systems Development Life Cycle utilizing a variety of industry best-of-breed tools including Caliber-RM Requirements Management, Serena PVCS Configuration Management, JDeveloper and the Mercury Test suite.

Housing and Urban Development - Community Planning and Development (CPD)

Paradigm provides Corrective, Adaptive and Re-engineering software development services in support of CPD's Grants Management Systems. This includes upgrades, minor enhancements and legacy system migration to HUD's enterprise architecture. Software engineering services include J2EE, Powerbuilder, Cobol CICS II and Visual Basic with SQL Server, DB2 and Oracle backends.

Department of Homeland Security - United States Secret Service (USSS)

Paradigm provides a technically sound and cost-effective Facilities Management environment with emphasis placed on quality services to support the USSS's critical mission. Paradigm staff provides IBM 7060-H50 Mainframe, EMC disk storage, and StorageTek tape silo Mainframe Hardware and Computer Operations Support. The Paradigm Team also provides OS-390 Systems Programming, WAN/LAN Administration, Database Administration of Oracle and CA-IDMS databases, Help Desk support utilizing Front Range System's HEAT Help Desk Suite CA-IDMS Software Development, and Business Continuity Planning services.

Backlog

Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of awarded contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency, plus our estimate of the future revenue we expect to realize from our commercial contracts. Unfunded backlog is the difference between total backlog and funded backlog. Unfunded backlog reflects our estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Our total backlog does not include estimates of revenue from government-wide acquisition contracts, or GWAC contracts, or General Services Administration, or GSA, schedules beyond awarded or funded task orders, but our unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity, or ID/IQ, contracts.

Our total backlog as of December 31, 2004 was approximately $125 million, of which approximately $35 million was funded. However, there can be no assurance that we will receive the amounts we have included in our backlog or that we will ultimately recognize the full amount of our funded backlog as of December 31, 2004 that we estimate will be recognized as revenue during fiscal 2005 or thereafter.

We believe that backlog is not necessarily indicative of the future revenue that we will actually receive from contract awards that are included in calculating our backlog. We assess the potential value of contracts for purposes of backlog based upon several subjective factors. These subjective factors include our judgments regarding historical trends (i.e., how much revenue we have received from similar contracts in the past), competition (i.e., how likely are we to successfully keep all parts of the work to be performed under the contract) and budget availability (i.e., how likely is it that the entire contract will receive the necessary funding). If we do not accurately assess each of these factors, or if we do not include all of the variables that affect the revenue that we recognize from our contracts, the potential value of our contracts, and accordingly, our backlog, will not reflect the actual revenue received from contracts and task orders. As a result, there can be no assurance that we will receive amounts included in our backlog or that monies will be appropriated by Congress or otherwise made available to finance contracts and task orders included in our backlog. Many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in backlog. There is always the possibility that the contracts could be adjusted or cancelled. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts.

Competitive Analysis

We operate in markets that are highly competitive and include a large number of participants. We compete with many companies, both large and small, for our contracts. We do not have a consistent number of competitors against whom we repeatedly compete. If we anticipate that our combined resources may create a competitive advantage, we may team with other companies to perform work under contracts. These and other companies in our market may compete more effectively than we can because they are larger, have greater financial and other resources, have better or more extensive relationships with governmental officials involved in the procurement process and have greater brand or name recognition.

As a result of the diverse requirements of the Federal Government and our commercial clients, we frequently form teams with the companies in our markets in order to compete for large procurements, while bidding against them in other situations.

In each of our practice areas, we generally bid against companies of varying sizes and specialties, from small businesses to multi-billion dollar corporations. Because of the current industry trend toward consolidation, some of these companies may emerge better able to compete with us. Therefore, it is essential that we differentiate ourselves from these companies. We believe that our technical abilities, client relationships, past performance, cost containment, reputation and ability to provide quality personnel give us a strong presence in the markets we serve. In addition, we believe that our culture of respect for and commitment to our clients and business partners greatly aids our business. While we believe these factors help to set us apart from other companies in our markets, we may not be able to continue to maintain our competitive position, as new companies enter the marketplace and alliances and consolidations among competitors emerge. Some companies in our markets have longer operating histories, greater financial and technological capabilities, greater brand or name recognition and/or larger client bases than we have.

Business Development Summary

Paradigm Solutions Corporation's business development plans include the following:

      o     Implementation   of  a  highly   structured   approach   to  federal
            opportunity identification, qualification and capture.

      o     Rapid solutions  integration  and prototyping  through the Company's
            Innovation   Center  for   Excellence   (iCenter)  to  meet  federal
            customers' highly specific requirements.

      o Additional sales force based on Paradigm's federal core competencies and client needs in specific application areas.

      o Enhanced pool of subject matter experts in the application areas of Enterprise Resource Planning (ERP), Enterprise Applications (EA), and Call Center technology.

      o     Leveraging   iCenter   subject  matter  expert's  role  in  business
            development to increase contract award and shorten bid response times.

      o Implementation of Level 2 CMMI processes to increase contract award opportunities.

Paradigm Solutions International (PSI)

Paradigm Solutions International is our newly formed subsidiary of Paradigm Holdings, Inc., incorporated in December of 2004, engaged in the development and delivery of continuity and information technology security/risk management consulting. The focus is on improving the ways commercial businesses and government agencies are prepared to respond to and recover from "all hazard" interruptions to their operations. PSI's innovations in business continuity development, planning, and information technology security will position it as the leader in the fragmented Business Continuity and Continuity of Operations industry.

OpsPlanner(TM) software is being developed to be the first completely integrated logical system for the preparation for, management of, and continuous improvement of an organization's ability to withstand and recover from "all hazards" to their operations. The purpose of Business Continuity Planning (BCP) is to enable organizations to prepare for emergencies and disruptions such as natural disasters from hurricanes and floods as well as blackouts, fires, terrorist attacks and cyber attacks. Crisis Management is a related discipline that deals with real-time management of emergencies and recovery from damage. These business practices have received a great deal of attention following the 911 terrorist attacks on the U.S. In fact, the 911 Commission has explicitly stressed the need for BCP as a key aspect of private sector preparedness.

Several vendors provide a variety of products to help organizations with BCP and crisis management. Such products fall into the following categories:

      1. Risk Assessment and Business Impact Analysis: Enables the process of understanding risks and assessing impact of potential disruptions.

      2. BCP: Makes creation and update of BC (Business Continuity) plans productive and efficient.

      3. Incident Management: Puts BCP into action during emergencies and tracks progress against plans.

      4.    Crisis   Communication:   Used  to  mobilize  and  communicate  with
            emergency teams during a crisis.

Collectively, these categories form the Business Continuity market. Increasingly, vendors are offering products that integrate one or more of the above categories into a single package. Paradigm Solutions International is in the forefront of this trend having understood this need prior to the beginning of development.

Market Forecasts

      o According to Gartner Group, the outlook is optimistic for cross-industry, cross-regional and sustained improvements in business continuity due to increased regulatory requirements, improved overall risk management, recent blackouts and the continued threat of terrorism. Source: Gartner Group, Strategic Planning SPA-21-6412, S. Mingay, Research Note, December 29, 2003.

      o Heightened Priority: By 2007, more than 50% of enterprises will classify information technology services availability and Disaster Recovery (DR) requirements as priorities during the early phases of the project life cycle - an increase from 15% today (0.7 probability). Source: IBID page 1.

      o Strategic Planning Assumptions: By 2006, convergence-specific viruses and worms will begin to attack VoIP-specific network elements (0.7 probability). By 2007, brute-force (for example, denial of service) attacks will regularly disrupt VoIP communications (0.7 probability). Source: Gartner Group Research, Predicts 2004: Critical Infrastructure Protection, 14 January 2004.

Market Drivers

During the last year, several factors have combined to greatly increase awareness of the need for good information technology Risk and Business Continuity Management (BCM). These factors are outlined as follows:

      o Increased regulatory requirements (Sarbanes-Oxley (SOX), corporate governance).

      o Improved overall risk management, as in the emergence of enterprise risk management.

      o The recent blackouts in several countries have almost certainly acted as the most significant catalysts outside financial services, the public sector and those areas immediately affected by the events of September 11, 2001.

      o     The continued threat of terrorism.

      o     Employee errors and sabotage.

      o     Cyber attacks.

      o Homeland Security Commission 911 Report standardization on how to measure preparedness and NFPA 1600 Requirements from credit companies and insurance agencies that help companies prepare for insurance requirements.

      o Demands from large enterprises that their supply chain suppliers have business continuity plans in place as a prerequisite for doing business.

      o     Natural disasters like hurricanes, floods and tornados.

Product/Service(s) Description

OpsPlanner (TM) Business Continuity / Emergency Management and Notification Software

      o Plan Manager: Business Continuity Planning makes the creation, maintenance, and update of plans productive and efficient.

      o Recovery Manager: Helps organizations activate their plans in an emergency and track their recovery against the plans. Included in this module is the notification feature which is used to mobilize and communicate with emergency teams, suppliers, employees and government agencies during a crisis.

Business Continuity and Information Technology Security Professionals

      o     Full-time Certified Business Continuity Professionals (CBCPs).

      o     Certified   Network  and  Security   Consultants/Engineers   (CISSP,
            Security+, etc.).

Business Continuity Planning Services

      o     Plan Audit, Risk Assessment, and Business Impact Analysis.

      o     Continuity Plan Development and Testing.

      o     Organizational Awareness and Improvement.

      o     Evaluation of Required Application Systems and Services.

      o     Workflow Analysis.

Information Technology Security Offerings

      o     Objective Information Technology Security Vulnerability Assessment.

      o     Information Technology Security Program and Policy Development.

      o     Information   Technology   Security  Solution   Implementation   and
            Integration.

Competitive Analysis

Paradigm Solutions International faces competition from a small number of software vendors that are not as well capitalized as Paradigm Holdings Inc. Due to the integrated nature of the OpsPlanner(TM) software suite, we also face competition from notification vendors and emergency management software companies that compete against part of our software solution. In the area of business continuity consulting, we compete against large companies such as IBM, Bearing Point and others. In most cases, our services are competitively priced to allow PSI to act either independently or as a subcontractor to these large competitors.

Business Development Summary

Paradigm Solutions International's business development plans include the following:

      o Recruit, train, and deploy a highly motivated, professional business development team.

      o     Selectively   add  sales  and   professional   consulting   delivery
            resources, deployed in a broader geographic area.

      o     Achieve   rapid  growth   through   organic   growth  and  strategic
            acquisitions.

      o     Remain deep and narrow in service offerings.

      o     Place Paradigm Solutions International offices in key US Cities.

      o Continue to focus its efforts for marketing, sales and service delivery utilizing the following geographic focus:

            o     Mid-Atlantic states

            o     Eastern seaboard states

            o     Disaster-prone locations: Florida, Texas, California, etc.

      o High concentration of population and targeted vertical market organizations in the following cities: Washington, Baltimore, New York, Philadelphia, Pittsburgh, Atlanta, Boston, Dallas, Los Angeles, Chicago.

      o     Increase the number of vendor channel partnerships.

Culture, People and Recruiting

We have developed a corporate culture that promotes excellence in job performance, respect for the ideas and judgment of our colleagues, and recognition of the value of the unique skills and capabilities of our professional staff. We seek to attract highly qualified and ambitious staff. We strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique team. We believe that we have successfully attracted and retained highly skilled employees because of the quality of our work environment, the professional challenge of our assignments, and the financial and career advancement opportunities we make available to our staff.

We occupy state-of-the-art facilities that are conducive to highly technical and collaborative work, while providing individual privacy. In our Innovation Center, we configure leading-edge equipment and software, and provide our engineers and developers with advanced tools to evaluate and apply new technologies.

As of December 31, 2004, we had 299 personnel (full time, part time, and consultants). Of our total personnel, 261 were Paradigm Solutions Corporation IT service delivery professionals and consultants, and 38 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions. None of our personnel is represented by a collective bargaining unit. As of December 31, 2003, comparative numbers were 277, 245, and 32, respectively.

Website Access to Reports

Our filings with the U.S. Securities and Exchange Commission (the "SEC") and other information, including our Ethics Policy, can be found on the Paradigm Solutions website (www.paradigmsolutions.com ). Information on our website does not constitute part of this report. We make available free of charge, on or through our Internet website, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934.

ITEM 2.  PROPERTIES

Our principal offices are located at two locations: Our headquarters location at 2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852. This principal office consists of 14,318 sq. feet with a monthly lease cost of $33,408.63 and is leased until May 31, 2011. Our other primary office, which is in support of our HUD customer, is located at: 15th and H Streets, N.W. Washington, D.C. 20005. This principal office consists of 16,364 sq. feet with a monthly lease cost of $35,209.83 and is leased until June 30, 2007.

ITEM 3.  LEGAL PROCEEDINGS

Paradigm is involved in litigation, both potential and actual, arising from a contractual agreement between Paradigm and Norvergence, Inc. ("Norvergence"). Paradigm entered into an agreement with Norvergence for the provision of telecommunication equipment and services in June, 2003. Under the agreement, Norvergence promised to supply all of Paradigm's telecommunication needs for a period of 60 months for the sum of $2,151.75 per month. Soon after executing the agreement with Paradigm, Norvergence sold a portion of the rights to those payments to a third party, CIT Technology Financial Services, Inc. ("CIT"). In July, 2004, Norvergence was forced into bankruptcy by its creditors and, soon thereafter, Paradigm's telecommunication services provided under the Norvergence agreement were terminated. Paradigm has taken the position that Norvergence utilized fraud and deception to obtain the agreement from Paradigm and has ceased paying either Norvergence or CIT.

Paradigm has filed an unsecured claim in the Norvergence bankruptcy in the amount of $314,572.89 plus interest and attorney's fees. The claim is based upon claims under the N.J.S.A. 56:8-1 et. seq. (which provides for treble damages), common law fraud and breach of contract. At this juncture of the bankruptcy proceeding, it seems unlikely that Paradigm will recover a significant portion of its claim or any interest or attorney's fees. Paradigm also has potential exposure to a lawsuit from CIT. Paradigm has calculated that it may be liable to CIT for the sum of $59,299.98 plus interest and attorney's under the agreement assigned to CIT by Norvergence. CIT has not yet sued Paradigm, but has threatened to do so. Paradigm intends to vigorously contest any suit against it by CIT. This potential liability was accrued for in 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "PDHO" since September 14, 2004, following our name change and a 1 for 85 reverse stock split. The shares of Cheyenne Resources traded on the OTC BB under the symbol "CHYN" from January 2002 to July 2005. The following table contains the reported high and low bid prices for the common stock as reported on the OTC BB for the periods indicated.

The following table sets forth the high and low bid prices for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since January 2002 for the periods indicated. Such information reflects inter dealer prices without retail mark-up, mark down or commissions and may not represent actual transactions.

         The following table sets forth, for the period indicated, the bid price range of our common stock.

YEAR 2002                                                  High Bid      Low Bid
--------------------------------------------------------------------------------
Quarter Ended March 31, 2002                               $ 0.015       $  0.01
Quarter Ended June 30, 2002                                $ 0.016       $0.0071
Quarter Ended September 30, 2002                           $ 0.025       $ 0.007
Quarter Ended December 31, 2002                            $ 0.007       $ .0005

YEAR 2003                                                  High Bid      Low Bid
--------------------------------------------------------------------------------
Quarter Ended March 31, 2003                               $ 0.005       $ 0.001
Quarter Ended June 30, 2003                                $  0.01       $ 0.005
Quarter Ended September 30, 2003                           $  0.01       $ 0.002
Quarter Ended December 31, 2003                            $ 0.005       $ 0.002

YEAR 2004                                                  High Bid      Low Bid
--------------------------------------------------------------------------------
Quarter Ended March 31, 2004                               $ 0.021       $ 0.005
Quarter Ended June 30, 2004                                $ 0.012       $ 0.007
Quarter Ended September 30, 2004                           $  0.35       $ 0.006
Quarter Ended December 31, 2004                            $  5.00       $  0.35

On March 29, 2005, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $2.80 per share. As of March 29, 2005, we had in excess of 2,909 holders of common stock and 20,003,368 shares of our common stock were issued and outstanding. Many of our shares are held in brokers' accounts, so we are unable to give an accurate statement of the number of shareholders.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Recent Sales Of Unregistered Securities

J. Paul Consulting Corporation, Shortline Equity Partners Inc. and Ultimate Investments Corporation subscribed for 10,000,000 shares of Common Stock (post reverse split of one for eighty-five) for $200,000 cash on August 27, 2004. The transaction was exempt from registration pursuant to section 4(6) of the Securities Act of 1933.

Corporate Organization

On November 3, 2004, Paradigm Holdings, Inc., entered into an Agreement and Plan of Reorganization with Paradigm Solutions Merger Corp., a Delaware corporation and wholly-owned subsidiary of Paradigm Holdings (the "Merger Sub"), Paradigm Solutions Corporation, a Maryland corporation and the shareholders of Paradigm Solutions Corporation. Pursuant to the Agreement and Plan of Reorganization, the Merger Sub was merged with and into Paradigm Solutions Corporation, the surviving corporation and continues its existence under the laws of the State of Maryland and is a wholly-owned subsidiary of Paradigm Holdings, Inc. In consideration of the Merger, the Paradigm Solutions Corporation shareholders exchanged 13,699 shares of common stock of Paradigm Solutions Corporation, which was 100% of the issued and outstanding capital stock of Paradigm Solutions Corporation, for 17,500,000 shares of common stock of Paradigm Holdings Inc.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Paradigm Holdings so as to make an informed investment decision. More specifically, Paradigm Holdings had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Paradigm Holdings' common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002. These results are not necessarily indicative of the results that may be expected for any future period. You should read the selected consolidated financial data presented below in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations," Item 1. "Business" and our consolidated financial statements and the related notes thereto appearing elsewhere in this filing.

                                                               Year ended December 31,

(in thousands, except per share data)                       2004        2003        2002
                                                          --------    --------    --------
Statements of operations data:
Contract revenues ......................................  $ 61,756    $ 51,206    $ 37,673
Costs of revenues ......................................    46,673      38,750      28,241
                                                          --------    --------    --------
Gross margin ...........................................    15,083      12,456       9,432
Indirect costs .........................................    16,866      12,010       7,068
                                                          --------    --------    --------
Income (loss) from operations ..........................    (1,783)        445       2,363
Total other (expense) income ...........................       (49)         21          32
                                                          --------    --------    --------
Net income (loss) before income taxes ..................    (1,833)        467       2,395
Provision for income taxes .............................     1,934          35           8
                                                          --------    --------    --------
Net income (loss) ......................................    (3,767)        432       2,388
Basic and diluted net income (loss) per common share      $  (0.21)   $   0.03    $   0.14
Basic and diluted weighted average common share used
to compute net income (loss) per share .................    17,897      17,500      17,500

OTHER DATA:
Cash flow from (used in) operating
activities .............................................  $   (117)   $ (1,623)   $    (74)
Cash flow used in investing activities .................      (292)       (995)        (89)
Cash flow from (used in) financing activities ..........       570       2,006         742
Capital expenditures ...................................      (292)     (1,043)       (108)

Balance sheet data (as of December 31):
Current assets .........................................  $ 16,604    $ 17,291    $ 10,547
Current liabilities ....................................    13,832      12,141       5,053
Total Stockholders' equity .............................     2,356       6,127       5,695

PRO FORMA FINANCIAL DATA:

The unaudited pro forma information for the periods set forth below is based on the operations of Paradigm Solutions Corporation and is prepared as if the Corporation had been a C Corporation at the beginning of each period assuming a tax provision of 38.6%.

                                                           2004         2003         2002
STATEMENT OF OPERATION DATA:                            (Pro forma)  (Pro forma)  (Pro forma)
(in thousands, except per share data)
Contract revenue                                            61,756       51,206       37,673
Net income (loss) before income taxes                       (1,833)         467        2,395
Income tax provision (benefit)                                (707)         180          925
Net income (loss)                                           (1,125)         287        1,471
Basic and diluted net income (loss) per common share       $ (0.06)     $  0.02      $  0.08
Weighted average common shares outstanding              17,897,000   17,897,000   17,897,000

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion in conjunction with Item 6. "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this filing. Some of the statements in the following discussion are forward-looking statements. See "Forward-Looking Statements."

General

Paradigm Holdings Inc. is an information technology and business solutions provider specializing in information technology infrastructure and software engineering support services, business continuity planning and emergency management services and software to government and commercial clients. Paradigm Holdings, Inc. is comprised of two operating subsidiaries, Paradigm Solutions Corporation and Paradigm Solutions International.

Paradigm Solutions Corporation is the federal subsidiary whose core competencies are in mission critical systems that focus on key federal agencies such as Justice, Treasury and Homeland Security. Paradigm Solutions International is the newly formed commercial subsidiary whose core competencies are developing and delivering continuity and information technology security/risk management consulting for both commercial businesses and government agencies. Our innovations in business continuity development, planning, and information technology security have positioned us to become the leader in the fragmented Business Continuity and Continuity of Operations industry.

We derive substantially all of our revenues from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts. At the end of December 31, 2004, our business comprised of 52% fixed price, 29% time and material, and 19% cost-reimbursable contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. At the end of December 31, 2004, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 95% of our revenues. During that same period, our five largest clients, all agencies of the federal government, generated approximately 93% of our revenues. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

Our most significant expense is direct costs, which consist primarily of project personnel salaries, consultants, subcontractors and direct expenses incurred to complete projects. The number of consulting employees assigned to a project will vary according to the size, complexity, duration and demands of the project.

Indirect costs include fringe benefit expenses, overhead expenses and SG&A expenses consisting primarily of costs associated with our executive management, finance and administrative groups, human resources, marketing and business development resources, employee training, occupancy costs, R&D expenses, depreciation and amortization, travel, and all other overhead and corporate costs.

Other income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollected accounts receivable, contingent liabilities, revenue recognition, and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, costs of revenues, accounts receivables and property and equipment.

REVENUE RECOGNITION

Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as labor is incurred at fixed hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and indirect costs incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain indirect costs, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain cost plus type contracts, which are referred to as cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience, communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer or our average historical award fee rate for the company. The Company has two basic categories of fixed price contract; fixed unit price; fixed price-level of effort. Revenues on fixed unit price contracts, where specific units of output under service agreements are delivered, is recognized as units are delivered based on the specific price per unit. Revenue on fixed price maintenance contracts is recognized on a pro-rata basis over the length of the service period. Revenue for the fixed price level of effort contacts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor.

Contract revenue recognition inherently involves estimation. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of our progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise our estimated total revenue or costs. Typically, these revisions relate to contractual changes. To the extent that a revised estimate affects contract revenue or profit previously recognized, we record the cumulative effect of the revision in the period in which it becomes known. In addition, the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known. We may be exposed to variations in profitability if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

COSTS OF REVENUES

Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses and also include fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits) associated with direct and indirect labor. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense and certain general and administrative expenses. A key element to be successful in our business is our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

ACCOUNTS RECEIVABLE

Accounts receivable are attributable to trade receivables in the ordinary course of business. We maintain reserves for uncollectible accounts receivable which may arise in the normal course of business. Historically, we have not had significant write-offs of uncollectible accounts receivable. However, we do perform work on many contracts and task orders, where on occasion issues may arise, which would lead to accounts receivable not being fully collected.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at the original cost to the corporation and are depreciated using straight-line methods over established useful lives of three to seven years. Software is recorded at original cost and depreciated on the straight-line basis over three years. Leasehold improvements are recorded at the original cost and are depreciated on the straight-line over the life of the lease.

Results of Operations

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

                      Consolidated Statement of Operations
                  Years Ended December 31, 2004, 2003 and 2002
                (Dollars in thousands except for the percentages)

                                                                              Year-to-Year Change

                                                Year                  FY04 to FY03           FY03 to FY02
                                                                    ------------------    ------------------
                                     FY04       FY03       FY02        $          %          $          %
                                    -------    -------    -------   -------    -------    -------    -------
Revenue                              61,756     51,206     37,673    10,550       20.6%    13,533       35.9%
Cost of Revenue                      46,673     38,750     28,241     7,923       20.4%    10,509       37.2%
Gross Margin                         15,083     12,456      9,432     2,627       21.1%     3,024       32.1%
Indirect Costs                       16,866     12,010      7,068     4,856       40.4%     4,942       69.9%
Income (loss) from Operations        (1,783)       445      2,363    (2,228)    -500.9%    (1,918)     -81.2%
Total other (expense) income            (49)        21         32       (71)    -330.4%       (11)     -33.1%
Provision for Income Taxes            1,934         35          8     1,899     5426.6%        27      337.5%
Net Income                           (3,767)       432      2,388    (4,199)    -971.7%    (1,956)     -81.9%


The table below sets forth, for the periods indicated, the service mix in revenue with related percentages of total revenue and the year-to-year change in dollars and percent.

                                                                                                Year-to-Year Change

                                                  Year - % of Total                       FY04 to FY03       FY03 to FY02
                                                                                        ---------------    ---------------
(Dollars in Thousands)           2004      %       2003      %        2002      %         $        %         $         %
                               ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
Federal Service Contracts      41,901     67.8%   36,082     70.5%   26,657     70.8%    5,819     16.1%    9,425     35.4%
Federal Repair
  & Maintenance Contracts      19,796     32.1%   15,115     29.5%   11,016     29.2%    4,681     31.0%    4,099     37.2%
Commercial Service Contracts       59      0.1%        9      0.0%       --      0.0%       50    555.6%        9
                               ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
Total Revenue                  61,756    100.0%   51,206    100.0%   37,673    100.0%   10,550     20.6%   13,533     35.9%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenue. Revenue increased 20.6% to $61.8 million for 2004 from $51.2 million for 2003. The 16.1% increase in federal services revenue of $5.8 million was driven by organic growth with our existing customer base plus a full year of revenue on a four year Housing and Urban Development Community Planning and Development (HUD-CPD) contract awarded in March of 2003. This contract contributed to $4.3 million of the $5.8 million growth in federal service contract revenue. The 31% increase in federal repair and maintenance contracts was a result of organic growth with our Department of Treasury customer which also included a full year of revenue on a five year printer maintenance contract with the IRS that was awarded in July of 2003. The entire growth of commercial revenue came from the launching of our business continuity services that resulted in new business awards with Greenhill and Aventis.

Cost of Revenue. Cost of revenue increased 20.4% to $46.7 million for 2004 from $38.8 million for 2003. The increase was due primarily to an increase in hardware and software delivered to our Department of Treasury customer, which was $5.5 million of the $7.9 million increase. $1.7 million of the remaining $2.4 million increase was a result of the increase in federal project personnel to 255 as of December 31, 2004, as compared to 237 as of December 31, 2003. The remaining $.7 million increase was a result of other direct costs associated with our increased revenues.

Gross Margin. Gross margin increased 21.1% to $15.1 million for 2004 from $12.5 million in 2003. This $2.6 million in growth is associated with $10.6 million growth in revenue. Gross margin as a percentage of revenues increased slightly by 1% from 24.4% in 2004 from 24.3% in 2003. This slight growth in gross margin was driven primarily by operational cost efficiencies and a favorable mix of business.

Indirect Costs. Indirect expenses increased 40.4% to $16.9 million in 2004 from $12.0 million for 2003. These expenses grew at a rate more than the growth rate in revenue and cost of revenue mainly due to the investments made in launching our commercial continuity business of $2.9 million in 2004 compared to $1.4 million in 2003. Expenses associated with going public in November of 2004 of $.8 million also contributed to the increase in indirect costs. Our total sales and general and administrative headcount increased to 38 employees as of December 31, 2004 compared to 32 employees as of December 31, 2003 which increased our indirect costs by $1.5 million compared to 2003. Facilities costs also increased for 2004 by $.2 million due to the expansion of our new headquarters office in Rockville, Maryland. The remaining $.7 million of increased in indirect expenses compared to 2003 was a result of incremental internal and external federal business development and bid and proposal expenses.

Provision for Income Taxes. The provision for income tax was $1.9 million in fiscal 2004, compared to a provision $35 thousand for the comparable period in 2003. The major factor that increased income tax expense was attributible to revocation of S-Corporation election of $2.6 million.

Net Income. Net income as reported in the pro-forma table in the selected financial data section, decreased from a loss of $1.1 million for 2004 from income of $.3 million in 2003. This decrease was associated with the incremental indirect costs discussed above.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenue. Revenues increased 35.9% to $51.2 million for 2003 from $37.7 million for 2002. The $13.5 million increase in revenue primarily reflects an increase in organic growth with our existing clients which included $3 million with the Department of Treasury and $4 million with the Department of Justice. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. Two new contract awards also attributed to the increase in revenue in 2004 which included a four year Housing and Urban Development Community Planning and Development (HUD-CPD) contract awarded in March of 2003 which attributed $6 million and a five year printer maintenance contract with the IRS that was awarded in July of 2003 which attributed $.5 million.

Cost of Revenue. Cost of revenue increased 37.2% to $38.8 million for 2003 from $28.2 million for 2002. The increase in costs of revenues was due in part to the corresponding growth in revenues resulting from organic growth and the increase in employee headcount. The majority of the increase in costs of revenues for the year ended December 31, 2004 was due to increases of $6.1 million and $4.5 million in direct labor and other direct contract costs, respectively. Project personnel headcount grew to 237 as of December 31, 2003, as compared to 174 as of December 31, 2002.

Gross Margin. Gross margin increased 32.1% to $12.5 million for 2003 from $9.4 million in 2002. Gross margin as a percentage of revenues decreased by .7% from 24.3% in 2003 from 25.0% in 2002. This was a result of a higher mix of material (hardware and software) revenue versus labor related revenue which generates lower overall gross margin.

Indirect Costs. Indirect expenses increased 69.9% to $12.0 million in 2003 from $7.1 million for 2002. These expenses grew at a rate more than the growth rate in revenue and cost of revenue mainly due to the investment made in starting up the commercial business continuity of $1.4 million. Other investments made in 2003 that contributed to the increase in indirect expenses included the start-up and transition costs associated with the new HUD-CPD and IRS Print maintenance contracts of $1.2 million, infrastructure investments and the start-up costs associated with of our innovation center of $.2 million. Our total sales and general and administrative headcount increased to 33 employees as of December 31, 2003 compared to 27 employees as of December 31, 2002. This attributed to $.5 million of the increase in 2003. Facilities costs also increased for 2003 due to the opening of our new headquarters office in Rockville, Maryland and our new customer site location in Washington, DC. This attributed to $.2 million of the increase in 2003. The remaining $1.2 million of increased indirect expenses relates to bonuses made to management.

Net Income. Net income as reported in the pro-forma table in the selected financial data section decreased to $.3 million for 2003 from $1.5 million for 2002. The decrease was attributable to the investments made in the business plus the incremental indirect costs as discussed above. This was offset by the incremental gross margin of $3.1 million.

Liquidity and Capital Resources

In 2004, we funded working capital requirements, our investment in business continuity, and the expense of going public primarily through internally generated operating cash flow and funds borrowed under our existing credit facility.

For the year ended December 31, 2004, the corporation generated an increase in net cash flow of $161 thousand whereas, the prior year ended with a net decrease in cash flow $613 thousand. The main contributing factor was an overall reduction of accounts receivable, as well as an increase in accounts payable and accrued expenses. The corporation's accounts receivable decreased $3.0 million to $11.5 million for the year ended December 31, 2004, as compared to an increase of $6.0 million for the year ended December 31, 2003 primarily as a result of improved collections. Accounts receivable at the end of 2004 represented 64.9% of total assets, compared to 78.9% at the end of 2003. Effective November 5, 2004, PSC revoked its S-Corporation status. At that date, the Corporation had net income which has been recognized for reporting purposes, but not for income tax purposes of approximately $6.6 million. This net deferred income will be recognized for income tax purposes equally over four years beginning with the year ending December 31, 2004. The revocation of the S-Corporation status resulted in a deferred income tax liability that was recorded on the date of revocation of approximately $2.6 million. Net income for the year ending December 31, 2004 and retained earnings were reduced by this amount.

For the year ended December 31, 2004, net cash used from operations was $117 thousand, which consisted primarily of the use of accounts receivable collections and an increase in deferred income tax off-set by the net loss, as well as an increase in prepaid expenses.

Cash used for investing was $292 thousand during 2004 and $995 thousand in 2003, which was attributable to the purchase of property and equipment to support operations. Equipment acquisition during 2003 were significantly higher than 2004, as a result of capital investments made by the corporation relating to the start-up of the HUD-CPD and IRS printer maintenance contracts, technology refresh of computers, build-out of our internal innovation center at our headquarter location, and the investment associated with a web-based time-keeping system.

Cash provided by financing was $570 thousand for the year ended December 31, 2004, compared to $2.0 million as of December 31, 2003, which were comprised of transactions under the corporations exiting line of credit and banking activity with SunTrust Bank.

The Corporation has a line of credit arrangement with SunTrust Bank which expires on June 30, 2005. Under the agreement the line is due on demand and interest is payable monthly depending on the Corporation's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 1.95% to 3.50%. The weighted average interest rates incurred for the years ended December 31, 2004 and 2003 were 3.69% and 3.51%, respectively. The line of credit is secured by substantially all of the assets of the Corporation. Under the terms of the agreement, the Corporation may borrow up to the lesser of $5,000,000 or 85% of eligible Government receivables plus 75% of eligible commercial receivables. The maximum amount available under the line of credit at December 31, 2004 and 2003 was $5,000,000 and $3,000,000, respectively.

The line of credit agreement contains certain financial covenants, including minimum quarterly net income, minimum tangible net worth ratio and a debt coverage ratio, with which the corporation was in compliance at December 31, 2003. At December 31, 2004 the Corporation was not in compliance with the financial covenants and subsequent to year end received a waiver of those covenants from the bank.

We intend to, and expect over the next twelve months to be able to, fund our operating cash, capital expenditure and debt service requirements through cash flow from operations and borrowings under our Credit Facility. Over the longer term, our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside our control.

The following summarizes our obligations associated with leases and other commitments at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(Amounts in Thousands)                              Less than        One to       Three to       More than
                                       Total         One Year      Three Years    Five Years     Five Years
                                     ----------     ----------     -----------    ----------     ----------
Contractual Obligations:
Operating Leases                     $3,975,941     $  927,804     $1,474,364     $  905,445     $  668,328
Notes Payable - Line of Credit       $3,220,072     $3,220,072     $        0     $        0     $        0
                                     ----------     ----------     ----------     ----------     ----------
Total                                $7,196,013     $4,147,876     $1,474,364     $  905,445     $  668,328

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to change in interest rates for borrowing under our revolving credit facility. These borrowings bear interest at a fixed rate plus LIBOR , a variable rate. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short - term, investment grade, interest -bearing securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTATRY DATA

Our consolidated financial statements are provided in Part IV, Item 15 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The only material change that occured was in the change in independent accountants as filed on Form 8-K dated March 30, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, these disclosure controls and procedures were effective. No material changes occurred in our internal controls over financial reporting (as defined in Rule 13a under the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information with respect to the directors and executive officers of the Company.

           Name                    Age    Position with the Company
           ----                    ---    -------------------------
           Raymond A. Huger        58     Chief Executive Officer and Chairman of the Board of Directors

           Frank J. Jakovac        55     President and Chief Operating Officer

           Mark A. Serway          43     Senior Vice-President and Chief Financial Officer

           Francis X. Ryan         53     Director

           John A. Moore           52     Director

           Edwin M. Avery          57     Director

Raymond A. Huger, Chief Executive Officer Chairman of the Board - Ray has more than 30 years of experience in business management, information technology, and sales/marketing and technical support services. He established Paradigm Solutions in 1991 following a very successful 25-year career with IBM, beginning as a Field Engineer and holding a variety of challenging technical support, sales/marketing and executive management positions. Prior to his early retirement from IBM, he was a Regional Manager, responsible for the successful operations of several IBM Branch offices that generated over $500 million dollars in annual revenue. His experience and understanding of technology allowed him to develop a solid business value propositions for Paradigm Solutions and its Paradigm Solutions International Division. Ray has a Bachelor's Degree (BA) from Bernard Baruch College and a Master's Degree (MBA) from Fordham University.

Mr. Huger's Prior
Five Year History:       2004 - Present, Chairman & CEO, Paradigm Holdings, Inc.
                         1991 - 2004, President & CEO, Paradigm Solutions Corp.

Frank J. Jakovac, President and Chief Operating Officer - Frank has over 25 years experience leading organizations through every phase of their lifecycle: from start-up to change and revitalization, to turnaround and accelerated growth. His background includes cross-functional expertise and experience in areas including business development, leadership, management, corporate governance, and regulatory issues. Jakovac built a highly successful entrepreneurial venture from start-up to $300 million in only four years and built another privately held venture from start-up to $100 million in assets within five years. In addition, he has participated in successful mergers and restructuring ventures and has nurtured working relationships with Fortune 500 CEOs, growth. His more recent successes include the founding of Adriatic Ventures in 1998 (which commercialized and managed projects rangi-ng from information technology to land development) and his tenure as president and CEO of Avid Sportswear & Golf Corp., where he contributed to the organization's turnaround and divestiture. Jakovac graduated with a Bachelor of Science from Edinboro University and completed the Executive Extended Master Program in Business Administration, University of Pittsburgh.

Mr. Jakovac's Prior
Five Year History:       2004 - Present, Chairman & COO, Paradigm Holdings, Inc.
                         1998 - 2001, President & CEO, Adriatic Ventures, Inc.

Mark A. Serway, Senior Vice President and Chief Financial Officer - Mark has over 20 years of senior business and financial management experience in the professional services and manufacturing marketplace with corporations in Government and Commercial sectors having domestic and international operations. He has extensive experience in business operations, strategic planning, financial forecasting and reporting, M&A, pricing, cash management, contract administration, purchasing, system evaluation and implementation. His experience encompasses large, small and small disadvantaged 8(a) companies, as well as public and private firms with annual revenues ranging from $50 million to $1 billion. Prior to joining Paradigm Solutions as the Chief Financial Officer, Mark held senior level financial management positions with various public companies including: Lockheed Martin Information Technology, Getronics Government Solutions, Wang Global and McDermott International. Mark received his MBA in Finance from Averett College and holds a B.B.A. in Management Information Systems from James Madison University.

Mr. Serway's Prior
Five Year History:       2004 - Present, SVP & CFO, Paradigm Holdings, Inc.
                         2003 - 2004, VP & CFO, Paradigm Solutions Corporation
                         2002 - 2003, Director of Business Operations,
                           Lockheed Martin IT
                         1996 - 2001, Director of Business Management,
                           Wang Global

Francis X. Ryan, Board Member - Frank has over twenty years experience in managing companies at the Executive level. Currently he is President, F. X. Ryan & Assoc. Management Consulting firm specializing in turnarounds, workouts, crisis management, strategic planning, and working capital management. He has extensive experience in business process redesign. Prior to joining the Paradigm Holdings Inc. board Frank was the Central Command Special Operations Officer for Operation Enduring Freedom. He has also been assigned to SOCCENT and served in Afghanistan. Frank is a highly regarded expert speaker in the fields of Corporate Governance and Sarbanes-Oxley regulations. He has held positions as Chief Operating Officer and Executive Vice President, and CFO for Manufacturers and high technology companies. He currently serves as a board member for the following organizations: St. Agnes Hospital, Baltimore, MD; Good Shepherd Center, Baltimore, MD, and Fawn Industries. Frank received his M. B. A. Finance, from the University of Maryland, and holds a B. S. Economics, Mt. St. Mary's College. Frank is also holds a C. P. A. from the State of Pennsylvania.

Mr. Ryan's Prior
Five Year History:       1991 - Pesent, President, F.X. Ryan & Associates

John A. Moore, Board Member - John has more than 30 years experience in public company management for information technology firms. From February 1982 to December 2004, Mr. Moore1 held various positions at ManTech International Company, including Executive Vice President (April 1997 to December 2004) and Chief Financial Officer and Treasurer (February 1993 to June 2003). While at ManTech International, Mr. Moore's responsibilities included corporate compliance, strategic planning, proposal preparation and pricing, human resources, legal, banking, SEC reporting and all accounting and finance operations. Mr. Moore was directly involved with taking ManTech International public in February 2002, as well as facilitating a secondary offering. Mr. Moore has served on the Boards of Directors for ManTech International (MANT) and GSE Systems Inc. (GVP). He is a current member of the Board of Visitors for the University of Maryland's Smith School. Mr. Moore has an MBA from the University of Maryland and a BS in accounting from LaSalle University.

Mr. Moore's Prior
Five Year History:       1994 - 2003, EVP & CFO, ManTech International
                           Corporation

Edwin M. (Mac) Avery, Board Member - Mac has 30 years of diverse experience in organizations through every lifecycle phase, including start-up, change and revitalization, and turnaround and accelerated growth. From May 2004 to the present, Mac serves as Manager, US Operations for Jed Oil in Calgary, Alberta. Mac's background includes expertise in business development, finance, capital management, and regulatory issues. From August 2002 to May 2004, Mac served as the Assistant to the Vice Chancellor at the University of Colorado at Boulder, Colorado, a comprehensive research university and residential campus with over 28,000 undergraduate and graduate students. Mac co-developed a Washington, D.C.-based lobby support initiative for federal, agency and university relations. From October 1999 to November 2001, Mac founded and served as Corporate Development Officer of TangibleData, Inc., a publicly traded company focusing on online, on-demand, custom-labeled duplication and distribution of Internet uploaded data on CD's. From June 1991 to October 1999, Mac served as the Managing Partner of Avery & Company, a client services firm specializing in project design, management, funding, mergers and acquisitions for the energy and technology industries. Mac has served as a director of TangibleData, Inc., Duplication Technology, Inc., Pioneer Resources, Inc. and Lincoln Investment Corporation.

Mr. Avery's Prior
Five Year History:       2002 - 2004, Assistant to the Vice Chancellor,
                           University of Colorado
                         1999 - 2001, Corporate Development Officer,
                           TangibleData, Inc.
                         1991 - 1999, Managing Partner, Avery & Company

Family Relationships

There is no family relationship between any of our officers or directors.

Code of Ethics

We adopted a Code of Ethics applicable to our entire executive team, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics was filed as an Exhibit to the Form SB-2 dated February 11, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance With Section 16(a) Of The Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Currently, Form 3's have not been filed by Messrs. Huger, Jakovac, Ryan, Serway, Moore and/or Avery. Messrs. Huger, Jakovac, Ryan, Serway, Moore and Avery intend to file their respective Form 3's shortly.

ITEM 11.   EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by Paradigm Holdings, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2004, 2003 and 2002 to Paradigm Holdings' named executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                             Annual Compensation                      Long Term Compensaion
                                                 ---------------------------------------------------------------------------------
                                                                                       Restricted  Options/    LTIP     All Other
                                                                          Other Annual   Stock     Revenue    payouts    Compen-
Name                  Title                      Year   Salary    Bonus   Compensation  Awarded    SARs (#)    ($)       sation
----------------------------------------------------------------------------------------------------------------------------------
Raymond A. Huger (1)  Chief Executive Officer    2004   384,243  231,679        --
                      and Chairman of            2003   404,641  405,476        --
                      the Board of Directors     2002   352,087  345,093        --


Frank J. Jakovac (2)  President,                 2004   181,365   70,417        --
                      Chief Operating            2003
                      Officer and Director       2002

Mark A. Serway (3)    Senior Vice President,     2004   196,150   39,700        --
                      Chief Financial Officer    2003    43,578    5,600
                      and Director               2002

Harry M. Kaneshiro    Executive Vice President,  2004   403,367  181,995        --
                      Paradigm Solutions Corp.   2003   500,913  309,589        --
                                                 2002   422,764  270,090        --

Samar Ghadry          Senior Vice President,     2004   497,929  104,693        --
                      Paradigm Solutions Corp.   2003   672,933  136,802        --
                                                 2002   571,123  119,037        --

(2)   Frank Jakovac was hired on May 11, 2004

(3)   Mark Serway was hired on July 28, 2003

The following table contains information regarding options granted during the year ended December 31, 2004 to Paradigm Holdings' named executive officer.

                             OPTION/SAR GRANTS TABLE

                                                      No. of      % Total Options/SARs
                                                      Securities  Granted to Employees
                                                      Underlying      in year ended
                                                      Options/SARs     December 31         Exercise or
                                                      Granted             2004              Base Price          Expiration
Name                                Title                (#)               (%)            ($ per Share)            Date
--------------------------------------------------------------------------------------------------------------------------
Raymond A. Huger (1)     Chief Executive Officer
                         and Chairman of
                         the Board of Directors           n/a

Frank J. Jakovac (2)     President,                       n/a
                         Chief Operating Officer and
                         Director

Mark A. Serway (3)       Senior Vice President,           n/a
                         Chief Financial Officer
                         and Director

Harry M. Kaneshiro       Executive Vice President         n/a
                         Paradigm Solutions Corp.

Samar Ghardry            Senior Vice President            n/a
                         Paradigm Solutions Corp.

The following table contains information regarding options exercised in the year ended December 31, 2004, and the number of shares of common stock underlying options held as of December 31, 2004, by Paradigm Holdings' named executive officer.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTIONS/SAR VALUES


                                                                           Number of Securities         Value of Unexercised
                                                                          Underlying Unexercised            In-the-Money
                                               Shares                          Options/SARs                 Options/SARs
                                            Acquired on      Value               at FY-End                   at FY-End
                                              Exercise     Realized                 (#)                         ($)
Name                          Title             (#)           ($)       Exercisable    Unexcersiable  Exercisable Unexercsiable
-----------------------------------------------------------------------------------------------------------------------------
Raymond A. Huger (1)   Chief Executive
                       Officer and Chairman of
                       the Board of Directors

Frank J. Jakovac (2)   President,               n/a
                       Chief Operating
                       Officer and Director

Mark A. Serway (3)     Senior Vice President,   n/a
                       Chief Financial Officer
                       and Director

Harry M. Kaneshiro     Executive
                       Vice President           n/a
                       Paradigm Solutions Corp.

Samar Ghardry          Senior Vice President    n/a
                       Paradigm Solutions Corp.

Compensation of Directors

Non-employee directors receive a fee of $1,500 per meeting and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors. Board members who are in charge of the audit and compensation committee receive $2,000 and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors and Board committee meetings.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock as of January 24, 2005 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

                                                   Amount and Nature
                   Name and Address                  of Beneficial         Percentage
Title of Class     of Beneficial Owner (1)             Ownership      of Common Stock (2)
--------------     -----------------------             ---------      -------------------
Common Stock       Raymond Huger                      12,775,000              63.87%
Common Stock       Frank Jakovac                               0                  0%
Common Stock       Mark Serway                                 0                  0%
Common Stock       Francis Ryan                                0                  0%
Common Stock       John Moore                                  0                  0%
Common Stock       Edwin Avery                                 0                  0%
Common Stock       Harry Kaneshiro                     3,150,000              15.75%
Common Stock       Samar Ghadry                        1,575,000               7.87%
                                                       ---------             ------

                   All Directors and Executive
                     Officers as a Group              17,500,000              87.49%

Common Stock       J.P. Consulting                     1,054,411               5.27%
                   6590 East Lake Place
                   Centenial, CO 80111

---------------

(1) Unless otherwise indicated, the address of each person listed above is the address of the Company, 2600 Tower Oaks Bvld, Suite 500, Rockville, Maryland, 20852.

(2) Applicable percentage of ownership is based on 20,003,368 shares of common stock outstanding as of March 29, 2005 together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

       The following table presents fees for professional services rendered by Aronson & Company for the fiscal year ended December 31, 2004 and December 31, 2003.

                                  YEARS ENDED DECEMBER 31,
                                   2004            2003
                                ---------       ---------
       Audit fees:              $  43,645       $  17,250
       Audit related fees:         21,468          14,925
       Tax fees:                    9,832             425
       All other fees:                 --              --
       Total                    $  74,945       $  39,445


POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

       Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval. Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee will establish a policy in 2005 to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Audit Committee will approve of all permissible non-audit services consistent with SEC requirements.

       1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

       2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

       3. Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

       4. Other Fees are those associated with services not captured in the other categories.

       Prior to future engagements, the Audit Committee will pre-approve these services by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)

                                TABLE OF CONTENTS

                                                                            Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM                       F-1
AUDITED FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                          F-2 - F-3
  Consolidated Statements of Operations                                      F-4
  Consolidated Statements of Stockholders' Equity                            F-5
  Consolidated Statements of Cash Flows                                      F-6
  Notes to Consolidated Financial Statements                          F-7 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PARADIGM HOLDINGS, INC.
(FORMERLY PARADIGM SOLUTIONS CORPORATION)
Rockville, Maryland

We have audited the accompanying Consolidated Balance Sheets of PARADIGM HOLDINGS, INC. (FORMERLY PARADIGM SOLUTIONS CORPORATION) AND SUBSIDIARIES as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PARADIGM HOLDINGS, INC. (FORMERLY PARADIGM SOLUTIONS CORPORATION) AND SUBSIDIARIES as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for each of the three years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Aronson & Company

Rockville, Maryland
February 11, 2005

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

December 31,                                         2004              2003
--------------------------------------           ------------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $    179,389      $     17,890
  Accounts receivable - contracts                  11,478,901        14,494,968
  Inventory, net                                      616,020           540,005
  Prepaid expenses                                  4,239,770         2,220,991
  Other current assets                                 89,890            17,414
                                                 ------------      ------------
    TOTAL CURRENT ASSETS                           16,603,970        17,291,268
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                              124,845           117,920
  Software                                            221,965            82,051
  Leasehold improvements                              121,000           102,531
  Equipment                                         1,043,725           916,922
                                                 ------------      ------------
    TOTAL PROPERTY AND EQUIPMENT                    1,511,535         1,219,424
                                                 ------------      ------------
      Less:  Accumulated depreciation                (504,348)         (204,690)
                                                 ------------      ------------
    NET PROPERTY AND EQUIPMENT                      1,007,187         1,014,734
                                                 ------------      ------------

OTHER ASSETS
  Deposits                                             77,182            76,207
                                                 ------------      ------------
    TOTAL ASSETS                                 $ 17,688,339      $ 18,382,209
                                                 ============      ============

   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

December 31,                                                                          2004          2003
-----------------------------------------------------------------------------     -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                                                  $ 1,046,160   $   695,980
  Note payable - line of credit                                                     3,220,072     3,000,000
  Accounts payable and accrued expenses                                             5,476,967     4,514,721
  Accrued salaries and related liabilities                                          1,812,545     1,601,297
  Deferred income taxes                                                               527,000
  Deferred revenue                                                                  1,749,410     2,328,690
                                                                                  -----------   -----------
    TOTAL CURRENT LIABILITIES                                                      13,832,154    12,140,688
                                                                                  -----------   -----------

LONG-TERM LIABILITIES
  Deferred rent                                                                       144,435       115,012
  Deferred income taxes, net of current portion                                     1,356,000
                                                                                  -----------   -----------
    TOTAL LIABILITIES                                                              15,332,589    12,255,700
                                                                                  -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (AS RESTATED, NOTE 11)
  Common stock - $.01 par value, 50,000,000 shares authorized, 20,003,368 and
    17,500,000 shares issued and outstanding as of 2004 and 2003, respectively        200,034       175,000
  Retained earnings                                                                 2,155,716     5,951,509
                                                                                  -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY                                                      2,355,750     6,126,509
                                                                                  -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $17,688,339   $18,382,209
                                                                                  -----------   -----------

   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                                    2004            2003            2002
----------------------------------------------------    ------------    ------------    ------------
Contract Revenue
  Service contracts                                     $ 41,959,912    $ 36,091,375    $ 26,656,972
  Repair and maintenance contracts                        19,796,389      15,114,617      11,016,120
                                                        ------------    ------------    ------------
    Total contract revenue                                61,756,301      51,205,992      37,673,092
                                                        ------------    ------------    ------------

Cost of revenue
  Service contracts                                       28,000,237      26,282,131      19,189,806
  Repair and maintenance contracts                        18,672,946      12,468,283       9,051,552
                                                        ------------    ------------    ------------
    Total cost of revenue                                 46,673,183      38,750,414      28,241,358
                                                        ------------    ------------    ------------

Gross margin                                              15,083,118      12,455,578       9,431,734

   Indirect costs                                         16,866,248      12,010,104       7,068,265
                                                        ------------    ------------    ------------
    Income (loss) from operations                         (1,783,130)        445,474       2,363,469
                                                        ------------    ------------    ------------

Other (expense) income
  Interest income - stockholder                                                1,607           4,039
  Interest income - other                                     12,529          20,085          30,665
  Interest expense                                           (61,920)           (290)         (2,741)
                                                        ------------    ------------    ------------
    Total other (expense) income                             (49,391)         21,402          31,963
                                                        ------------    ------------    ------------

Net income (loss) before income taxes                     (1,832,521)   $    466,876    $  2,395,432
                                                        ------------    ------------    ------------

Provision for income taxes                                 1,934,380          35,125           7,529
                                                        ------------    ------------    ------------

Net income (loss)                                       $ (3,766,901)   $    431,751    $  2,387,903
                                                        ------------    ------------    ------------

Basic and diluted net income (loss) per common share    $      (0.21)   $       0.03    $       0.14
                                                        ------------    ------------    ------------

Basic and diluted weighted average common shares used
  to compute net income (loss) per share                  17,896,709      17,500,000      17,500,000
                                                        ------------    ------------    ------------

   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         Common Stock
                                                  --------------------------      Retained
Years Ended December 31, 2004, 2003, and 2002        Share          Amount        Earnings         Total
-----------------------------------------------   -----------    -----------    -----------    -----------
BALANCE, JANUARY 1, 2002 (AS RESTATED, NOTE 11)    17,500,000    $   175,000    $ 3,131,855    $ 3,306,855

NET INCOME                                                                        2,387,903      2,387,903
                                                  -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2002                         17,500,000        175,000      5,519,758      5,694,758

NET INCOME                                                                          431,751        431,751
                                                  -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2003                         17,500,000        175,000      5,951,509      6,126,509

RECAPITALIZATION AND NET LIABILITIES ASSUMED AS
  A RESULT OF REVERSE MERGER                        2,503,368         25,034        (28,892)        (3,858)

NET LOSS                                                                         (3,766,901)    (3,766,901)
                                                  -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2004                         20,003,368    $   200,034    $ 2,155,716    $ 2,355,750
                                                  ===========    ===========    ===========    ===========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                2004            2003            2002
                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $ (3,766,901)   $    431,751    $  2,387,903

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH USED BY OPERATING ACTIVITIES:
  Depreciation                                           299,658         159,292          48,001
  Loss on disposal                                                        24,315
    (INCREASE) DECREASE IN
      Accounts receivable - contracts                  3,016,067      (5,983,859)     (2,167,584)
      Inventory, net                                     (76,015)       (540,005)
      Prepaid expenses                                (2,018,779)       (839,719)       (640,356)
      Other current assets                               (72,476)        (14,724)         (6,453)
      Deposits                                              (975)        (57,139)         (4,473)
    (DECREASE) INCREASE IN
      Accounts payable and accrued expenses              958,387       1,964,129          32,437
      Accrued salaries and related liabilities           211,248         788,853         276,182
      Deferred income taxes                            1,883,000
      Deferred revenue                                  (579,280)      2,328,690
      Deferred rent                                       29,423         115,012
                                                    ------------    ------------    ------------
    NET CASH USED BY OPERATING ACTIVITIES               (116,643)     (1,623,404)        (74,343)
                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (292,110)     (1,042,859)       (108,559)
  Repayment of notes receivable - stockholder                  0          47,510          19,453
                                                    ------------    ------------    ------------
    NET CASH USED BY INVESTING ACTIVITIES               (292,110)       (995,349)        (89,106)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                         350,180        (635,385)        913,142
  Proceeds from line of credit                        37,673,041       7,214,629       1,757,040
  Payments on line of credit                         (37,452,969)     (4,573,448)     (1,928,186)
                                                    ------------    ------------    ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES            570,252       2,005,796         741,996
                                                    ------------    ------------    ------------

    NET (DECREASE) INCREASE IN CASH                      161,499        (612,957)        578,547

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              17,890         630,847          52,300
                                                    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR              $    179,389    $     17,890    $    630,847
                                                    ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for income taxes                        $    747,486    $     35,125    $      7,529
                                                    ============    ============    ============
  Cash paid for interest                            $     61,920    $        290    $      2,741
                                                    ============    ============    ============

   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION

Paradigm Holdings, Inc. (PDHO), formerly Cheyenne Resources, Inc., was incorporated in the state of Wyoming on November 17, 1970. On November 3, 2004, Paradigm Holdings, Inc. entered into an Agreement and Plan of Reorganization with Paradigm Solutions Merger Corp. (Merger Sub), Paradigm Solutions Corporation (PSC), and the shareholders of PSC. Pursuant to the Agreement and Plan of Reorganization, the Merger Sub was merged with and into PSC, which was the surviving corporation, and became a wholly owned subsidiary of PDHO. In consideration of the merger, the PSC shareholders exchanged 13,699, or 100%, of their common stock for 17,500,000 shares of common stock of PDHO.

Although PDHO is the legal acquirer in the acquisition, and remains the registrant with the SEC, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby PSC is considered the "acquirer" of PDHO for financial reporting purposes. The following factors were considered: 1) PSC's shareholders controlled more than 50% of the post acquisition combined entity, 2) management, after the acquisition, is that of PSC, 3) PDHO had no assets and an immaterial amount of liabilities as of the acquisition date, and 4) continuing operations of the business are that of PSC.

Effective November 3, 2004, PDHO conducts business through its wholly owned subsidiary Paradigm Solutions Corporation. On December 17, 2004, PSC formed a wholly owned subsidiary, Paradigm Solutions International, Inc. (PSI). PSI had no activity during 2004. The accompanying consolidated financial statements include the accounts of PDHO, PSC and PSI (collectively, the Corporation). All significant inter-company balances and transactions have been eliminated in consolidation.

The Corporation is a full-service information technology (IT) and business solutions provider offering a wide range of technical support and management services to improve the operational efficiency of government and industry. The Corporation graduated from the Small Business Administration's 8(a) Business Development program on October 13, 2004. Today, the Corporation possesses a portfolio of flexible contract vehicles arrangements to expedite delivery of information technology services and solutions to clients across the federal government.

USE OF ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of financial statement presentation, the Corporation considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents. The Corporation maintains cash balances which may exceed federally insured limits. Management does not believe that this results in any significant credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2004 and 2003, the carrying value of current financial instruments such as cash, accounts receivable, accounts payable, and accrued liabilities approximated their market values, based on the short-term maturities of these instruments. Fair value is determined based on expected cash flows, discounted at market rates, and other appropriate valuation methodologies.

REVENUE RECOGNITION

Revenue from time and materials contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts.

Fixed price labor hour and level of effort contracts involving defined numbers of hours or categories of personnel are accounted as costs are incurred at amounts representing agreed-upon billing amounts. Fixed price maintenance contracts are recognized as revenue on a pro-rata basis over the life of the contract.

In certain arrangements, the Corporation enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting and revenue is recognized separately, and in accordance with, the Corporation's revenue recognition policy for each element.

Software revenue recognition is in accordance with AICPA Statement of Position 97-2. Revenue from the sale of licenses is recognized upon shipment when the price is fixed and collection is probable. Software revenues are not significant for any of the years presented.

Revenue from cost-type contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee.

Revenue recognized on contracts for which billings have not yet been presented to customers is included in the Accounts Receivable - contracts classification on the accompanying Balance Sheets.

Deferred revenue relates to contracts for which customers pay in advance for services to be performed at a future date. The Corporation recognizes deferred revenue over the related contract service periods, which run through 2005. These payments are nonrefundable.

COST OF REVENUE

Cost of revenue for service contracts consist primarily of labor, consultant, subcontract, and other costs attributable to the performance of the contract.

Cost of revenue for repair and maintenance contracts consist primarily of subcontract, labor, and other costs attributable to the performance of the contract.

MAJOR CUSTOMERS

During the years ended December 31, 2004, 2003 and 2002, the Corporation's revenues generated from three major customers, totaled 84%, 92% and 76% of total revenue, respectively. The Corporation's accounts receivable related to these three major customers were 78%, 90 % and 80% of total accounts receivable at the end of the respective years. The Company defines major customers by government agency.

ACCOUNTS RECEIVABLE

Accounts receivable are attributable to trade receivables in the ordinary course of business. Estimates relating to allowance for doubtful accounts are based on historical experience, troubled account information and other available information.

INVENTORY

Inventory consists of replacement printer parts and is stated at the lower of cost or market using the fifo method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at the original cost to the Corporation and are depreciated using straight-line methods over established useful lives of three to seven years. Software is recorded at original cost and depreciated on the straight-line basis over three years. Leasehold improvements are recorded at original cost and are depreciated on the straight-line basis over the life of the lease.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Expenses for fiscal years ending December 31, 2004, 2003 and 2002 were immaterial.

SOFTWARE DEVELOPMENT COSTS

Software development costs are included in indirect costs and are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which the Corporation generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. As of December 31, 2004, the Corporation had not established technological feasibility for its software product, and therefore, no costs have been capitalized.

All other research and development costs are expensed as incurred. For the years ended December 31, 2004 and 2003 the Corporation's R&D expenses totaled $1,078,058 and $559,073, respectively. The Corporation did not incur any R&D expenses during the year ended December 31, 2002.

INCOME TAXES

Prior to November 5, 2004 the Paradigm Solutions Corporation was treated as an S Corporation, and therefore, did not pay Federal and state corporate income taxes since the tax attributes of the entity were reported on the stockholders' tax returns. Paradigm Solutions Corporation filed its income tax returns on the cash basis of accounting, whereby revenue was recognized when received and expenses were recognized when paid.

Effective November 5, 2005, Paradigm Solutions Corporation revoked its S-Corporation status and therefore is subject to income taxes at the corporate level. At of the date of revocation, Paradigm Solutions Corporation recorded a deferred income tax liability of approximately $2,576,000 which relates to the timing differences between book basis and income tax basis at the date of the revocation.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

NET INCOME PER SHARE

Basic net income per common share is calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. There were no dilutive common stock equivalents outstanding during the years ended December 31, 2004, 2003 and 2002.

RECLASSIFICATION

Certain 2003 and 2002 balances have been reclassified to conform with the 2004 presentation.

2.       ACCOUNTS RECEIVABLE

The accounts receivable consist of billed and unbilled amounts under contracts in progress with governmental units, principally the Bureau of Alcohol, Tobacco, and Firearms, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The components of accounts receivable at December 31, 2004 and 2003 are:

                                                      2004            2003
                                                --------------------------------
                 Billed receivables               $   6,821,859   $  12,727,297
                 Unbilled receivables                 4,657,042       1,767,671
                ----------------------------------------------------------------
                  TOTALS                          $  11,478,901   $  14,494,968
                                                ================================

All receivables are expected to be collected during the next fiscal year and are pledged to the bank as collateral for the line of credit. The Corporation's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month. The Corporation's unbilled at December 31, 2004 does not contain retainage.

3.       NOTES RECEIVABLE - STOCKHOLDER

Prior to 2003, the Corporation made advances to its majority stockholder under two loan agreements. The stockholder loans were paid in full during the year ended December 31, 2003. Interest income earned and received during 2003 and 2002 for the stockholder loans was $1,607 and $4,039, respectively.

4.       INVENTORY

Inventory consists of the following at December 31:

                                                              2004        2003
                                                          ----------- ----------
                Inventory of replacement printer parts    $ 683,026   $ 607,011
                Inventory valuation allowance               (67,006)    (67,006)

                ----------------------------------------- ----------- ----------
                TOTALS                                    $ 616,020   $ 540,005
                                                          ======================

5.       NOTE PAYABLE - LINE OF CREDIT

The Corporation has a line of credit arrangement with SunTrust Bank which expires on June 30, 2005. Under the agreement the line is due on demand and interest is payable monthly depending on the Corporation's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 1.95% to 3.50%. The weighted average interest rates incurred for the years ended December 31, 2004 and 2003 were 3.69% and 3.51%, respectively. The line of credit is secured by substantially all of the assets of the Corporation. Under the terms of the agreement, the Corporation may borrow up to the lesser of $5,000,000 or 85% of eligible Government receivables plus 75% of eligible commercial receivables. The maximum amount available under the line of credit at December 31, 2004 and 2003 was $5,000,000 and $3,000,000, respectively.

The line of credit agreement contains certain financial covenants, including minimum quarterly net income, minimum tangible net worth ratio and a debt coverage ratio, with which the Corporation was in compliance at December 31, 2003. At December 31, 2004 the Corporation was not in compliance with the financial covenants, and subsequent to year end, received a waiver of those covenants from the bank.

6.       INCOME TAXES

For the years ended December 31, 2004, 2003 and 2002, the components of the provision for income taxes consisted of:

                                           2004         2003        2002
                                        ------------------------------------
                 CURRENT
                     State              $   51,380   $   35,125  $   7,529
                 DEFERRED
                     Federal             1,542,000
                     State                 341,000

                 ---------------------- ------------ ----------- -----------
                 TOTALS                 $ 1,934,380  $   35,125  $   7,529
                                        ====================================

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 reflected in the accompanying financial statements varies from the amount which would have been computed using statutory rates as follows:

                                                                                 2004          2003          2002
                                                                            ------------   -----------   -----------
                 Tax computed at the maximum Federal statutory rate         $   (623,057)  $   158,738   $   814,447
                 State income tax, net of Federal benefit                        (84,662)       21,570       110,669
                 Merger related expenses                                          62,441
                 Other permanent differences                                       3,400        17,111        10,725
                 Reduction in income taxes due to S-Corporation status                        (162,294)     (928,312)
                 Income tax expense attributable to revocation of
                     S-Corporation election                                    2,576,258
                 ---------------------------------------------------------- ------------   -----------   -----------

                 PROVISION FOR INCOME TAXES                                 $  1,934,380   $    35,125   $     7,529
                                                                            ============   ===========   ===========

A net deferred income tax liability of $1,883,000 at December 31, 2004 results from financial statement income and expenses that are recognized in different periods for income tax purposes. The components of such temporary differences are as follows:

                                                                                             2004
                                                                                         -----------
                 Section 481 adjustment due to conversion from cash basis to accrual
                    basis for income tax reporting                                       $(2,122,000)
                 Inventory valuation allowance                                                26,000
                 Accrued vacation and officers' compensation deducted for financial
                    statement reporting purposes but not income tax reporting purposes       173,000
                 Depreciation and amortization expense reported for income tax
                    purposes different from financial statement amounts                      (73,000)
                 Deferred rent                                                                56,000
                 Net operating loss carryforward                                              57,000
                 Net operating loss carryforward - PDHO                                    1,502,000
                 ---------------------------------------------------------------------   -----------
                 NET                                                                        (381,000)
                 LESS: VALUATION ALLOWANCE                                                (1,502,000)
                 ---------------------------------------------------------------------   -----------
                 NET DEFERRED TAX LIABILITY                                              $(1,883,000)
                                                                                         ===========

For income tax purposes, the Paradigm Solutions Corporation has a net operating loss carryforward of approximately $148,000 at December 31, 2004 that, subject to applicable limitation, may be applied against future taxable income. If not utilized, the net operating loss carryforward will expire in the year 2024.

In addition, Paradigm Holdings, Inc. has operating loss carryforwards of approximately $3,891,000 related to pre-merger activities. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforward which can be utilized when certain changes in the Corporation's ownership occur. Changes in the Corporation's ownership may limit the use of such carryforward benefits. If not utilized, these operating loss carryforwards, as limited, will expire in various years beginning in 2020 and through the year 2024.

Prior to November 5, 2004, Paradigm Solution Corporation was taxed as an S-Corporation. The timing differences between book basis and income tax basis and the related deferred income tax liability that existed as of the date of the revocation of the S election was as follows:

              Accounts receivable                        $ 11,147,000
              Prepaid expenses                              4,374,000
              Depreciation                                    191,000
              Accounts payable and account expenses        (6,923,000)
              Accrued salaries and related liabilities     (1,980,000)
              Deferred rent                                  (135,000)
                                                         ------------
              Total timing differences                   $  6,674,000
                                                         ============
              Deferred income tax liability              $  2,576,258
                                                         ============

7.       LEASES

The Corporation is obligated under an operating lease, as lessee, for its office space which expires in 2011. The lease contains escalation clauses for 2.5%-3% annual increases in the base monthly rent. In addition, the Corporation leases equipment, as lessee, under noncancelable operating leases that expire at various times through March 2006.

The following is a schedule, by year, of future minimum rental payments required under the operating leases:

                Year Ending
                December 31,  Office Space     Equipment        Total
                -------------------------------------------------------
                      2005     $  887,232     $   40,572     $  927,804
                      2006        884,520         34,794        919,314
                      2007        543,515         11,535        555,050
                      2008        447,132             --        447,132
                      2009        458,313             --        458,313
                Thereafter        668,328             --        668,328
                               ----------     ----------     ----------
                Total          $3,889,040     $   86,901     $3,975,941
                               ==========     ==========     ==========

Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $945,878, $613,202 and $204,126, respectively.

8.       RETIREMENT PLAN

The Corporation maintains a 401(k) profit sharing retirement plan for all eligible employees. Under the plan, employees become eligible to participate after three months of employment. The annual contribution under this plan is based on employee participation. The participants may elect to contribute up to 100% of their gross annual earnings limited to amounts specified in Internal Revenue Service Regulations as indexed for inflation. The Corporation's matching contribution to the Plan is determined annually by the Board of Directors. For the years ended December 31, 2004, 2003 and 2002, the Corporation contributed an amount equal to 100% of the first 3% of the employees' contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Corporation's matching contributions vest over a five year period. The Corporation's contributions were $289,681, $224,684 and $148,041 for the years ended December 31, 2004, 2003 and 2002, respectively.

9.       COMPENSATION AND EMPLOYMENT AGREEMENTS

During 1999, the Corporation entered into a Section 162 Bonus Plan for the benefit of its executives. This plan is a nonqualified employee benefit arrangement. The Corporation pays a bonus to its executives who use the bonus to pay the premiums on life insurance policies insuring his/her life. The policies are owned personally by the executives. The bonus payments are treated as additional compensation to the executives. The Corporation's bonus payments under this plan were $88,747, $86,628 and $42,623 for the years ended December 31, 2004, 2003 and 2002 respectively.

Effective November 4, 2004, Raymond Huger, Frank Jakovac and Mark Serway and Paradigm Holdings entered into an Employment Agreement. Pursuant to the agreement, Mr. Huger serves as Chief Executive Officer, Mr. Jakovac serves as Chief Operating Officer and Mr. Serway serves as Chief Financial Officer. The agreement has a term of three years and is renewable for additional terms of one
(1) year unless either party provides the other with notice at least ninety (90) days prior to the date the employment term would otherwise renew. Paradigm Holdings can terminate the agreement by providing at least thirty (30) days' advance written notice to any of the three executives. In the event that Paradigm Holdings terminates the agreement, other than in connection with a change of control of Paradigm Holdings and other than for cause, Paradigm Holdings is obligated to continue to pay their base salary and benefits for a period that is the greater of: (i) the remainder of the initial employment term or (ii) twelve (12) months from the date of termination. Under the agreement, Mr. Huger receives $395,200, Mr. Jakovac receives $365,250 in annual salary in annual salary, Mr. Serway receives $315,175 in annual salary and all are entitled to participate in any benefit plans provided by Paradigm Holdings to its executives or employees generally.

10.      CONTRACT STATUS

PROVISIONAL INDIRECT COST RATES

Billings under cost-based government contracts are calculated using provisional rates which permit recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies' cognizant audit agency. The cost audits will result in the negotiation and determination of the final indirect cost rates which the Corporation may use for the period(s) audited. The final rates, if different from the provisionals, may create an additional receivable or liability.

As of December 31, 2004, the Corporation has had no final settlements on indirect rates. The Corporation periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Corporation's financial position or results of operations.

CONTRACT STATUS

The Corporation has authorized but uncompleted contracts on which work is in progress at December 31, 2004 approximately, as follows:

                                                                                   2004
                                                                              --------------
          Total contract prices of initial contract awards, including
          exercised options and approved change orders (modifications)        $ 179,025,000
          Completed to date                                                    (144,150,000)
          ----------------------------------------------------------------------------------
            AUTHORIZED BACKLOG                                                $  34,875,000
                                                                              =============

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $91,340,000.

11.      STOCKHOLDERS EQUITY

Stockholders' equity of the Corporation has been restated retroactively to reflect the equivalent number of shares of common stock received in the reverse acquisition with Paradigm Holdings, Inc. which occurred on November 3, 2004.

12.      PRO FORMA FINANCIAL STATEMENTS

The unaudited pro forma information for the periods set forth below gives effect to the above noted reverse merger as if it had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited):

                                                    2004            2003
                                               --------------- -------------
           Revenue                             $  61,756,301   $  51,216,189
           Net income (loss)                      (1,116,476)        292,969
           Net income (loss) per share,
             basic and diluted                          (.06)            .02

The unaudited pro forma information for the periods set forth below is based on the operations of Paradigm Solutions Corporation and is prepared as if the Corporation had been a C Corporation at the beginning of each period.

                                                  2004            2003           2002
                                             ------------    ------------   ------------
STATEMENT OF OPERATION DATA:                  (Pro forma)     (Pro forma)    (Pro forma)
                                             ------------    ------------   ------------
Contract revenue                             $ 61,756,301    $ 51,205,992   $ 37,673,092
Net income (loss) before income taxes          (1,832,521)        466,876      2,395,432
Income tax provision (benefit)                   (707,353)        180,214        924,636
                                             ------------    ------------   ------------
Net income (loss)                            $ (1,125,168)   $    286,662   $  1,470,796
                                             ============    ============   ============
Basic and diluted net income (loss) per
  common share                               $      (0.06)   $       0.02   $       0.08

Weighted average common shares outstanding     17,896,709      17,896,709     17,896,709

13.      SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

The following table presents the quarterly results for the Corporation for the years ended December 31, 2004 and 2003:

                                   1ST             2ND             3RD             4TH
                                 QUARTER          QUARTER         QUARTER         QUARTER
                               ------------    ------------    ------------    ------------
       2004
       Revenue                 $ 14,111,171    $ 15,271,579    $ 16,592,604    $ 15,780,947
       Gross margin               3,456,670       4,027,971       3,953,784       3,644,693
       Net income (loss)       $   (153,321)   $   (143,415)   $   (255,237)   $ (3,214,928)

       Net income (loss) per
       share, basic and        $      (0.01)   $      (0.01)   $      (0.01)   $      (0.18)
       Diluted

--------------------------------------------------------------------------------------------

                                   1ST             2ND             3RD             4TH
                                 QUARTER          QUARTER         QUARTER         QUARTER
                               ------------    ------------    ------------    ------------
       2003
       Revenue                 $ 10,599,899    $ 14,287,100    $ 12,281,706    $ 14,037,287
       Gross margin               2,529,140       3,483,192       2,785,975       3,657,271
       Net income (loss)       $    (62,029)   $    752,044    $   (172,830)   $    (85,434)

       Net income (loss) per
       share, basic and
       diluted                 $      (0.01)   $       0.04    $      (0.01)   $      (0.02)

The Corporation restated the results of the first, second and third quarters of 2004 to property recognize revenue on the Department of Treasury LTMCC contract.

14.      REGULATIONS

PDHO owned producing oil and gas properties. The development and operation of oil, gas and other mineral properties are subject to numerous and extensive regulations by federal and state agencies dealing with, among other subjects, protection of the environment. Management is not aware of any potential environmental liabilities.

15.      LITIGATION

The Company is involved in legal actions arising in the normal course of business. The Company believes the claims are without merit and intends to vigorously defend its position. In the opinion of management, the outcome of these matters will not have a material adverse effect on these financial statements.

                             PARADIGM HOLDINGS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002:

                                                                Additions
                                                Balance at      Charged to
                                                Beginning       Costs and                     Balance at
               Description                      of Period        Expenses     Deductions    End of Period
------------------------------------------- -------------------------------------------------------------

Deferred tax asset valuation allowance

  December 31, 2002                         $          --      $       --       $    --     $        --
  December 31, 2003                                    --              --            --              --
  December 31, 2004(1)                                 --       1,502,000            --       1,502,000

Allowance for non-salable inventory
  December 31, 2002                         $          --      $       --       $    --     $        --
  December 31, 2003                                    --          67,006            --          67,006
  December 31, 2004                                67,006              --            --          67,006

(1) as a result of merger with Paradigm Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PARADIGM HOLDINGS, INC.


Date: April 11, 2005          By: /S/    Raymond A. Huger
                                  ----------------------------------------------
                                  Raymond A. Huger
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----


/s/ Mark A. Serway         Chief Financial Officer            April 11, 2005
-------------------------  and Director
Mark A. Serway


/s/ Frank J. Jakovac       President and COO                  April 11, 2005
-------------------------  and Director
Frank J. Jakovac


/s/ Francis X. Ryan       Director                            April 11, 2005
-------------------------
Francis X. Ryan

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
---------         ----------------------

   10.1           Employment  Agreement  between the  Registrant  and Raymond A.
                  Huger, dated November 4, 2004 (1)

   10.2           Employment  Agreement  between  the  Registrant  and  Frank J.
                  Jakovac, dated November 4, 2004 (1)

   10.3           Employment  Agreement  between  the  Registrant  and  Mark  A.
                  Serway, dated November 4, 2004 (1)

   10.4           Amended November 15, 2004 SunTrust Line of Credit Agreement

   10.5           Material Contract - Department of Treasury - IRS LTMCC

   10.6 Material Contract - Department of Justice - Alcohol, Tobacco, Firearms and Explosives

   10.7 Material Contract - Housing and Urban Development - Community Planning and Development

   10.8           Material  Contract  -  Department  of  Homeland  Security - US
                  Secret Service

   14.1           Code of Ethics (1)

   31.1           Section 302 Certification of Chief Executive Officer

   31.2           Section 302 Certification of Chief Financial Officer

   32.1           Section 906 Certification of Chief Executive Officer

   32.2           Section 906 Certification of Chief Financial Officer

(1) Filed as exhibit to the Form SB-2 (No. 333-122777) dated February 11, 2005.