Form 10-Q
period 2005-03-31
Paradigm Holdings, Inc
filed 2005-05-16
CIK 313353

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to __________


                        Commission File Number 000-30271

                             PARADIGM HOLDINGS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Wyoming                                     83-0211506
             -------                                     ----------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                        2600 Tower Oaks Blvd. Suite 500,
                            Rockville, Maryland 20852
               --------------------------------------------------
               (Address of principal executive offices, zip code)

     Registrants' telephone number, including area code: (301) 468-1200
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Shares of common stock outstanding on May 1, 2005 were 20,003,368.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................1

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)..................................1

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...............................2

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........6

     ITEM 4: CONTROLS AND PROCEDURES...........................................6

PART II: OTHER INFORMATION.....................................................7

     ITEM 1: LEGAL PROCEEDINGS.................................................7

     ITEM 6: EXHIBITS..........................................................7

SIGNATURES.....................................................................8

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)



                              FINANCIAL STATEMENTS

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)

                                TABLE OF CONTENTS

                                                                          Page
FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                              F-1
  Consolidated Statements of Operations                                    F-3
  Consolidated Statements of Cash Flows                                    F-4
  Notes to Consolidated Financial Statements                               F-5

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS


                                                    3/31/05          12/31/04
                                                  (Unaudited)        (Note 1)
--------------------------------------           ------------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $    246,761      $    179,389
  Accounts receivable - contracts                  11,451,321        11,478,901
  Inventory, net                                      697,198           616,020
  Prepaid expenses                                  3,010,374         4,239,770
  Other current assets                                 80,257            89,890
                                                 ------------      ------------
    TOTAL CURRENT ASSETS                           15,485,911        16,603,970
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                              126,384           124,845
  Equipment                                         1,086,486         1,043,725
  Software                                            302,481           221,965
  Leasehold improvements                              121,000           121,000
                                                 ------------      ------------
    TOTAL PROPERTY AND EQUIPMENT                    1,636,351         1,511,535
                                                 ------------      ------------
      Less:  Accumulated depreciation                (590,599)         (504,348)
                                                 ------------      ------------
    NET PROPERTY AND EQUIPMENT                      1,045,752         1,007,187
                                                 ------------      ------------

OTHER ASSETS
  Deposits                                             77,182            77,182
                                                 ------------      ------------
    TOTAL ASSETS                                 $ 16,608,845      $ 17,688,339
                                                 ============      ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS


                                                             3/31/05       12/31/04
                                                           (Unaudited)     (Note 1)
--------------------------------------------------         -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                           $ 1,046,773   $ 1,046,160
  Note payable - line of credit                              3,775,354     3,220,072
  Capital lease payable                                          4,671
  Accounts payable and accrued expenses                      4,259,141     5,476,967
  Accrued salaries and related liabilities                   2,224,813     1,812,545
  Deferred income taxes                                        564,750       527,000
  Deferred revenue                                             819,539     1,749,410
                                                           -----------   -----------
    TOTAL CURRENT LIABILITIES                               12,695,041    13,832,154
                                                           -----------   -----------

LONG-TERM LIABILITIES
  Deferred rent                                                146,247       144,435
  Capital lease payable, net of current portion                 13,185
  Deferred income taxes, net of current portion              1,186,500     1,356,000
                                                           -----------   -----------
    TOTAL LIABILITIES                                       14,040,973    15,332,589
                                                           -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000
    shares authorized, 20,003,368 shares
    issued and outstanding                                     200,034       200,034
  Retained earnings                                          2,367,838     2,155,716
                                                           -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY                               2,567,872     2,355,750
                                                           -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $16,608,845   $17,688,339
                                                           ===========   ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


Quarters Ended March 31,                                                    2005            2004
------------------------------------------------------------------      ------------    ------------
Contract Revenue
  Service contracts                                                     $  9,278,118    $  8,903,677
  Repair and maintenance contracts                                         5,856,319       5,207,494
                                                                        ------------    ------------
    Total contract revenue                                                15,134,437      14,111,171
                                                                        ------------    ------------

Cost of revenue
  Service contracts                                                        6,717,380       6,620,895
  Repair and maintenance contracts                                         4,239,989       4,033,606
                                                                        ------------    ------------
    Total cost of revenue                                                 10,957,369      10,654,501
                                                                        ------------    ------------

Gross margin                                                               4,177,068       3,456,670

   Indirect costs                                                          3,794,454       3,595,237
                                                                        ------------    ------------
    Income (loss) from operations                                            382,614        (138,567)
                                                                        ------------    ------------

Other (expense) income
  Interest income                                                              4,272           4,633
  Other income                                                                   168              80
  Interest expense                                                           (39,801)        (15,831)
                                                                        ------------    ------------
    Total other (expense) income                                             (35,361)        (11,118)
                                                                        ------------    ------------

Net income (loss) before income taxes                                   $    347,253    $   (149,685)
                                                                        ------------    ------------

Provision for income taxes                                                   135,130           3,636
                                                                        ------------    ------------

Net income (loss)                                                       $    212,123    $   (153,321)
                                                                        ------------    ------------

Basic and diluted net income (loss) per common share                    $       0.01    $      (0.01)
                                                                        ------------    ------------

Basic and diluted weighted average common shares used
  to compute net income (loss) per share                                  20,003,368      17,500,000
                                                                        ------------    ------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Quarters Ended March 31,                                                 2005            2004
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $    212,123    $   (153,321)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
  Depreciation                                                            86,251          87,418
      (INCREASE) DECREASE IN
      Accounts receivable - contracts                                     27,580       4,877,771
      Inventory, net                                                     (81,178)       (139,853)
      Prepaid expenses                                                 1,229,396         608,662
      Other current assets                                                 9,633          (2,987)
      Deposits
    (DECREASE) INCREASE IN
      Accounts payable and accrued expenses                           (1,217,826)     (1,379,046)
      Accrued salaries and related liabilities                           412,267         149,030
      Deferred income taxes                                             (131,750)
      Deferred revenue                                                  (929,871)     (2,296,973)
      Deferred rent                                                        1,812
                                                                    ------------    ------------
    NET CASH(USED)PROVIDED BY OPERATING ACTIVITIES                      (381,563)      1,750,701
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (106,025)        (98,369)
                                                                    ------------    ------------
    NET CASH USED BY INVESTING ACTIVITIES                               (106,025)        (98,369)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                             614
  Payments on capital lease                                                 (936)
  Proceeds from line of credit                                        11,003,964       9,075,337
  Payments on line of credit                                         (10,448,682)    (10,077,488)
                                                                    ------------    ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     554,960      (1,002,151)
                                                                    ------------    ------------

    NET INCREASE IN CASH                                                  67,372         650,181

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           179,389          17,891
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    246,761    $    668,072
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for income taxes                                        $        300    $      3,636
                                                                    ============    ============
  Cash paid for interest                                            $     39,801    $     15,831
                                                                    ============    ============
  Equipment purchased under capital lease                           $     18,791    $
                                                                    ============    ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION

Paradigm Holdings, Inc. ("PDHO"), formerly Cheyenne Resources, Inc., was incorporated in the state of Wyoming on November 17, 1970. On November 3, 2004, Paradigm Holdings, Inc. entered into an Agreement and Plan of Reorganization with Paradigm Solutions Merger Corp. ("Merger Sub"), Paradigm Solutions Corporation ("PSC"), and the shareholders of PSC. Pursuant to the Agreement and Plan of Reorganization, the Merger Sub was merged with and into PSC, which was the surviving corporation, and became a wholly owned subsidiary of PDHO. In consideration of the merger, the PSC shareholders exchanged 13,699, or 100%, of their common stock for 17,500,000 shares of common stock of PDHO.

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

Effective November 3, 2004, PDHO conducts business through its wholly owned subsidiary Paradigm Solutions Corporation. On December 17, 2004, PSC formed a wholly owned subsidiary, Paradigm Solutions International, Inc. ("PSI"). PSI had no activity during 2004 or 2005. The accompanying consolidated financial statements include the accounts of PDHO, PSC and PSI (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

The Company is a full-service information technology (IT) and business solutions provider offering a wide range of technical support and management services to improve the operational efficiency of government and industry. The Company graduated from the Small Business Administration's 8(a) Business Development program on October 13, 2004. Today, the Company possesses a portfolio of flexible contract vehicles arrangements to expedite delivery of information technology services and solutions to clients across the federal government.

The consolidated condensed financial statements included herein have been prepared by Paradigm Holdings, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 2004 Form 10-K.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2005 and December 31, 2004, its results of operations for the three months ended March 31, 2005 and March 31, 2004, and its cash flows for the three months ended March 31, 2005 and March 31, 2004.


DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of these consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

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

In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting and revenue is recognized separately, and in accordance with, the Company's revenue recognition policy for each element.

Software revenue recognition is in accordance with AICPA Statement of Position 97-2. Revenue from the sale of licenses is recognized upon shipment when the price is fixed and collection is probable. Software revenues are not significant for any of the periods presented.

Revenue from cost-type contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee.

Revenue recognized on contracts for which billings have not yet been presented to customers is included in the Accounts Receivable - contracts classification on the accompanying Balance Sheets.

Deferred revenue relates to contracts for which customers pay in advance for services to be performed at a future date. The Company recognizes deferred revenue over the related contract service periods, which run through 2005. These payments are nonrefundable.

COST OF REVENUE

Cost of revenue for service contracts consist primarily of labor, consultant, subcontract, and other costs attributable to the performance of the contract.

Cost of revenue for repair and maintenance contracts consist primarily of subcontract, labor, and other costs attributable to the performance of the contract.

MAJOR CUSTOMERS

During the quarters ended March 31, 2005 and 2004, the Company's revenues generated from five major customers, totaled 69% and 90% of total revenue, respectively. The Company's accounts receivable related to these five major customers were 78% and 80% of total accounts receivable at the end of the respective quarters. The Company defines major customers by government agency.

INVENTORY

Inventory consists of replacement printer parts and is stated at the lower of cost or market using the FIFO method.

INCOME TAXES

Prior to November 5, 2004, Paradigm Solutions Corporation was treated as an S Corporation, and therefore, did not pay Federal and state corporate income taxes since the tax attributes of the entity were reported on the stockholders' tax returns. Paradigm Solutions Corporation filed its income tax returns on the cash basis of accounting, whereby revenue was recognized when received and expenses were recognized when paid. Effective November 5, 2004, Paradigm Solutions Corporation revoked its S-Corporation status and therefore is subject to income taxes at the corporate level.

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

                                                          March 31,    March 31,
                                                            2005        2004
STATEMENT OF OPERATION DATA:                            (Pro forma)  (Pro forma)
                                                        ------------------------
(in thousands, except per share data)
Contract revenue                                        $   15,134   $   14,111
Net income (loss) before income taxes                          347         (150)
Income tax provision (benefit)                                 135          (58)
Net income (loss)                                              212          (92)
Basic and diluted net income (loss) per common share    $     0.01   $     (.01)
Weighted average common shares outstanding              20,003,368   17,500,000


2. COMPENSATION AND EMPLOYMENT AGREEMENTS

Effective April 1, 2005, Samar Ghadry and Paradigm Solutions Corporation, a wholly-owned subsidiary of Paradigm Holdings, entered into a Letter Agreement pursuant to which Ms. Ghadry and Paradigm Solutions Corporation agreed and acknowledged that Ms. Ghadry's employment with Paradigm Solutions Corporation ended effective April 1, 2005. Pursuant to the terms of the Letter Agreement, Paradigm Solutions Corporation agreed to pay Ms. Ghadry severance pay in an amount equal to Ms. Ghadry's base pay for nine months in accordance with Paradigm Solutions Corporation's normal payroll practices. Paradigm Solutions Corporation agreed to pay Ms. Ghadry a bonus for the first quarter of 2005 equal to $20,250. In addition, Paradigm Holdings agreed to register 1,575,000 shares of common stock owned by Ms. Ghadry. Further, Ms. Ghadry agreed that she will not, except with the prior written approval of Paradigm Holdings, engage in a disposition with respect to 100% of these shares until the earlier to occur of:
(i) the date of the closing of a financing through the sale of debt or equity securities in which Paradigm Holdings receives in one or a series of transactions gross proceeds in an amount equal to at least $3 million or (ii) September 30, 2005. Ms. Ghadry also agreed that, when she is able to sell her shares of common stock, that she will not sell more than 2,000 shares in any single business day; however, in the event the average daily volume of the shares of Paradigm Holdings' common stock exceeds 10,000 shares for a period of 5 consecutive business days, Ms. Ghadry may sell up to an aggregate of 4,000 shares per day, commencing on the first business day thereafter and continuing so long as the average 5-day daily volume continues to exceed 10,000 shares. Ms. Ghadry and Paradigm Holdings agreed that, to the extent allowed by law and with the express written approval of the President and Chief Operating Officer of Paradigm Holdings, Ms. Ghadry may sell her shares to a bona fide purchaser in a private placement provided such purchaser agrees to be subject to the terms of the Letter Agreement.

3. CONTRACT STATUS

The Company has authorized but uncompleted contracts on which work is in progress at March 31, 2005 approximately, as follows:


                                                                       2005
                                                                  --------------
Total contract prices of initial contract awards,
including exercised options and approved change
orders (modifications)                                            $ 170,035,000
Completed to date                                                  (128,044,000)
--------------------------------------------------------------------------------
  AUTHORIZED BACKLOG                                              $  41,991,000
                                                                  =============


The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $85,542,000.

                             PARADIGM HOLDINGS, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "see," "target," "projects," "position," or "continue" or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. We disclaim any intention or obligation to update any forward-looking statement.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

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

         Paradigm Solutions Corporation is the federal subsidiary whose core competencies are in mission critical systems that focus on key federal agencies such as Justice, Treasury and Homeland Security. Paradigm Solutions International is the newly formed commercial subsidiary whose core competencies are developing and delivering continuity and information technology security/risk management consulting for commercial businesses. We believe that our innovations in business continuity development, planning, and information technology security have positioned us to become a leader in the fragmented Business Continuity and Continuity of Operations industry.

         We derive substantially all of our revenues from delivery of information technology solutions and services. We generate revenue from contracts with various payment arrangements, including fixed-price contracts, time and materials contracts and cost-reimbursable contracts. During the three months ended March 31, 2005, revenues from these contract types were approximately 61%, 25%, and 14%, respectively of total revenues. During the three months ended March 31, 2004, revenues from these contract types were approximately 51%, 30%, and 19%, respectively of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. The Company has two basic categories of fixed price contract; fixed unit price; fixed price-level of effort. Revenues on fixed unit price contracts, where specific units of output under service agreements are delivered, is recognized as units are delivered based on the specific price per unit. Revenue on fixed price maintenance contracts is recognized on a pro-rata basis over the length of the service period. Revenue for the fixed price level of effort contacts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

         Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. During the three months ended March 31, 2005, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 95% of our revenues. During that same period, our five largest clients, all agencies of the federal government, generated approximately 93% of our revenues. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

         Other income consists primarily of interest income earned on our cash and cash equivalents.

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

         Revenue Recognition

         Refer to overview section regarding the Company's revenue recognition.

         Costs of Revenues

         Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, subcontractor costs, consultant fees, travel expenses and materials. Indirect costs are either overhead or general and administrative expenses and also include fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits) associated with direct and indirect labor. Indirect costs cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense and certain general and administrative expenses. We believe a key element to be successful in our business is our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

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

         Results of Operations

         The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Consolidated Financial Statements and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

         The following table sets forth certain items from our consolidated statements of operations for the periods indicated.

                                         Three Months
                                        Ended March 31,          Change
                                       -----------------    -----------------
(Dollars in thousands)                  2005       2004     Dollars   Percent
                                       ------     ------    -------   -------
Revenue                                15,134     14,111      1,023      7.2%
Cost of Revenue                        10,957     10,654        303      2.8%
Gross Margin                            4,177      3,457        720     20.8%
Indirect Cost & Selling Expenses        3,794      3,595        199      5.5%
Income (loss) from Operations             383       (138)       521    377.5%
Total other (expense) income              (35)       (11)       (24)   218.2%
Income tax   (benefit)provision           135          4        131   3275.0%
Net Income    (loss)                      212       (153)       365    238.6%

         The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

                                                      Three Months
                                                     Ended March 31,
                                           ----------------------------------
(Dollars in Thousands)                       2005       %      2004         %
                                           ------   -----     ------   ------
Federal Service Contracts                   9,003    59.5%     8,899    63.1%
Federal Repair & Maintenance Contracts      5,856    38.7%     5,207    36.9%
Commercial Service Contracts                  275     1.8%         5     0.0%

Total Revenue                              15,134   100.0%    14,111   100.0%


         Our revenues and operating results may be subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

         The Federal Government's fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases technology.

         As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on our operating results and financial condition.

         Comparison of the Three Months Ended March 31, 2005 and 2004

         Revenue. For the three months ended March 31, 2005, our revenues increased 7.2% to $15.1 million from $14.1 million for the same period in 2004. This increase in revenue primarily reflects an increase in organic growth from our Housing and Urban Development client. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. In addition to this organic growth, $0.3 million of new revenue can be associated with sale of the commercial OpsPlanner product and services.

         Cost of Revenue. Cost of revenue includes direct labor and other direct costs such as materials and subcontracts. Generally, changes in cost of revenue are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended March 31, 2005, cost of revenue increased 2.8% to $11.0 million from $10.7 for the same period in 2004. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of revenue was 72.4% for the three months ended March 31, 2005 as compared to 75.5% for the three months ended March 31, 2004. This decrease in cost as a percentage of revenue was primarily due to the incremental commercial OpsPlanner product and services sales that generate higher gross margin then our federal service and repair and maintenance business.

         Gross Margin. For the three months ended March 31, 2005, gross margin increased 20.8% to $4.2 million from $3.5 million for the same period in 2004. Gross margin as a percentage of revenues increased to 27.6% in for the three months ended March 31, 2005 from 24.5% for the three months ended March 31, 2004. This overall increase in gross margin was a result of operational cost efficiencies and a favorable mix of business.

         Indirect Costs. For the three months ended March 31, 2005, indirect expenses increased 5.5% to $3.8 million from $3.6 million for the same period in 2004. These expenses grew at a rate slightly greater than the growth rate in revenue mainly due to increases in the costs of fringe benefits, primarily in the areas of payroll taxes and health insurance.

         Net Income. For the three months ended March 31, 2005, net income increased to $0.2 million from ($0.2) million in for the same period in 2004. This increase was a due to the increases in revenue and gross margin as discussed above.

         Liquidity and Capital Resources

         Our primary liquidity needs are the financing of working capital and capital expenditures. We have historically relied primarily on cash flow from operations and borrowing under our credit facility to provide for our cash needs.

         Net cash used by operations was $.4 million for the three months ended March 31, 2005 was attributable to a decrease in prepaid expenses offset by decreases in accounts payable, deferred income taxes and deferred revenue. Net cash provided by operations of $1.8 million for the three months ended March 31, 2004 was attributable to a decrease in accounts receivable offset by a decreases in accounts payable and deferred revenue.

         Net cash used by investing activities was $.1 million for the three months ended March 31, 2005 and for the same period in 2004. This use of cash relates to the capital equipment in support of operations.

         Net cash provided by financing activities was $.6 million for the three months ended March 31, 2005 which is related to proceeds for the line of credit to fund operations. Net cash used by financing activities of $1.0 million for the three months ended March 31, 2004 is related to the reduction of the line of credit.

         We have a line of credit arrangement with SunTrust Bank which expires on June 30, 2005. Under the agreement the line is due on demand and interest is payable monthly depending on our leverage ratio at the LIBOR rate plus the applicable spread which ranges from 1.95% to 3.50%. The line of credit is secured by substantially all of our assets. Under the terms of the agreement, we may borrow up to the lesser of $5,000,000 or 85% of eligible Government receivables plus 75% of eligible commercial receivables. The line of credit agreement contains certain financial covenants, including minimum quarterly net income, minimum tangible net worth ratio and a debt coverage ratio, with which we were in compliance during the period ending March 31, 2005.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk relates to change in interest rates for borrowing under our revolving credit facility. These borrowings bear interest at a fixed rate plus LIBOR, a variable rate. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short - term, investment grade, interest -bearing securities.

ITEM 4: CONTROLS AND PROCEDURES

         (A)      Evaluation Of Disclosure Controls And Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

         (B)      Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's quarter ended March 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II: OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

         Paradigm Solutions Corporation involved in litigation, case number 04-32079, filed February 24, 2005 in the district of New Jersey, both potential and actual, arising from a contractual agreement between Paradigm and Norvergence, Inc. ("Norvergence"). Paradigm entered into an agreement with Norvergence for the provision of telecommunication equipment and services in June, 2003. Under the agreement, Norvergence promised to supply all of Paradigm's telecommunication needs for a period of 60 months for the sum of $2,151.75 per month. Soon after executing the agreement with Paradigm, Norvergence sold a portion of the rights to those payments to a third party, CIT Technology Financial Services, Inc. ("CIT"). In July, 2004, Norvergence was forced into bankruptcy by its creditors and, soon thereafter, Paradigm's telecommunication services provided under the Norvergence agreement were terminated. Paradigm has taken the position that Norvergence utilized fraud and deception to obtain the agreement from Paradigm and has ceased paying either Norvergence or CIT.

         Paradigm has filed an unsecured claim in the Norvergence bankruptcy in the amount of $314,572.89 plus interest and attorney's fees. The claim is based upon claims under the N.J.S.A. 56:8-1 et. seq. (which provides for treble damages), common law fraud and breach of contract. At this juncture of the bankruptcy proceeding, it seems unlikely that Paradigm will recover a significant portion of its claim or any interest or attorney's fees. Paradigm also has potential exposure to a lawsuit from CIT. Paradigm has accrued the sum of $59,229.98. CIT has not yet sued Paradigm, but has threatened to do so. Paradigm intends to vigorously contest any suit against it by CIT.

ITEM 6: EXHIBITS

         The exhibits required by this item are set forth on the Index to Exhibits attached hereto.

         EXHIBIT INDEX

Exhibit No.   Description

31.1 Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC.
(Registrant)

By:      /S/ RAYMOND A. HUGER                  By:     /S/ MARK A SERWAY
         ---------------------------                   -----------------
         Raymond A. Huger                              Mark A. Serway
         Chief Executive Officer                       Chief Financial Officer