Form 10QSB
period 2005-06-30
Paradigm Holdings, Inc
filed 2005-08-11
CIK 313353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _______ to __________

                        Commission File Number 000-30271

                             PARADIGM HOLDINGS, INC.
--------------------------------------------------------------------------------
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

Yes [ ] No [X]

Shares of common stock outstanding on August 1, 2005 were 20,003,368.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..................................................3

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)..................................3
             CONSOLIDATED BALANCE SHEETS.......................................3
             CONSOLIDATED STATEMENT OF OPERATIONS..............................5
             CONSOLIDATED STATEMENT OF CASH FLOWS..............................6
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................7

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................11

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......16

     ITEM 4: CONTROLS AND PROCEDURES..........................................16

PART II: OTHER INFORMATION....................................................17

     ITEM 1: LEGAL PROCEEDINGS................................................17

     ITEM 6: EXHIBITS.........................................................17

SIGNATURES....................................................................18

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                            6/30/05       12/31/04
                                                          (Unaudited)
--------------------------------------                    ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $    130,782  $    179,389
  Accounts receivable - contracts                           12,901,802    11,478,901
  Inventory, net                                               614,618       616,020
  Prepaid expenses                                           1,297,112     4,239,770
  Other current assets                                          94,351        89,890
                                                          ------------  ------------
    TOTAL CURRENT ASSETS                                    15,038,665    16,603,970
                                                          ------------  ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                                       126,384       124,845
  Equipment                                                  1,093,098     1,043,725
  Software                                                     311,738       221,965
  Leasehold improvements                                       121,000       121,000
                                                          ------------  ------------
    TOTAL PROPERTY AND EQUIPMENT                             1,652,220     1,511,535
      Less:  Accumulated depreciation                        (680,515)      (504,348)
                                                          ------------  ------------
    NET PROPERTY AND EQUIPMENT                                 971,705     1,007,187
                                                          ------------  ------------

OTHER ASSETS

  Deposits                                                      97,406        77,182
                                                          ------------  ------------
    TOTAL ASSETS                                          $ 16,107,776  $ 17,688,339
                                                          ============  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                             6/30/05       12/31/04
                                                           (Unaudited)
--------------------------------------------------         -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                           $ 1,233,618   $ 1,046,160
  Note payable - line of credit                              3,994,583     3,220,072
  Capital lease payable                                          7,887
  Accounts payable and accrued expenses                      3,350,749     5,476,967
  Accrued salaries and related liabilities                   2,160,139     1,812,545
  Deferred income taxes                                        484,422       527,000
  Deferred revenue                                             812,065     1,749,410
                                                           -----------   -----------
    TOTAL CURRENT LIABILITIES                               12,043,463    13,832,154
                                                           -----------   -----------

LONG-TERM LIABILITIES
  Deferred rent                                                148,059       144,435
  Capital lease payable, net of current portion                 19,231
  Deferred income taxes, net of current portion              1,027,087     1,356,000
                                                           -----------   -----------
    TOTAL LIABILITIES                                       13,237,840    15,332,589
                                                           -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000
    shares authorized, 20,003,368 shares
    issued and outstanding                                     200,034       200,034
  Retained earnings                                          2,669,902     2,155,716
                                                           -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY                               2,869,936     2,355,750
                                                           -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $16,107,776   $17,688,339
                                                           ===========   ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended           Six Months Ended
                                                       June 30,      June 30,      June 30,      June 30,
                                                           2005          2004          2005          2004
-------------------------------------------------   -----------   -----------   -----------   -----------
Contract Revenue
  Service contracts                                 $10,933,599   $10,183,092   $21,264,457   $19,592,222
  Repair and maintenance contracts                    4,705,286     5,088,487     9,508,865     9,790,528
                                                    -----------   -----------   -----------   -----------
    Total contract revenue                           15,638,885    15,271,579    30,773,322    29,382,750
                                                    -----------   -----------   -----------   -----------

Cost of revenue

  Service contracts                                   7,164,633     7,054,125    13,911,810    13,549,128
  Repair and maintenance contracts                    4,205,341     4,189,484     8,415,533     8,348,982
                                                    -----------   -----------   -----------   -----------
    Total cost of revenue                            11,369,974    11,243,609    22,327,343    21,898,110
                                                    -----------   -----------   -----------   -----------

Gross margin                                          4,268,910     4,027,971     8,445,978     7,484,641

   Other operating costs and expenses                 3,772,254     4,155,890     7,566,708     7,751,127
                                                    -----------   -----------   -----------   -----------
    Income (loss) from operations                       496,656      (127,919)      879,270      (266,486)
                                                    -----------   -----------   -----------   -----------

Other (expense) income

  Interest income                                         2,040        1,338          6,312         5,971
  Other income                                              171          264            339           344
  Interest expense                                      (61,764)     (16,252)      (101,565)      (32,083)
                                                    -----------   -----------   -----------   -----------
    Total other (expense) income                        (59,553)     (14,650)       (94,914)      (25,768)
                                                    -----------   -----------   -----------   -----------

Net income (loss) before income taxes               $   437,103   $  (142,569)  $   784,356   $  (292,254)
                                                    -----------   -----------   -----------   -----------

Provision for income taxes                              135,039           846       270,169         4,482
                                                    -----------   -----------   -----------   -----------

Net income (loss)                                   $   302,064   $  (143,415)  $   514,187   $  (296,736)
                                                    -----------   -----------   -----------   -----------

Basic and diluted net income (loss) per
  common share                                      $      0.02   $     (0.01)  $      0.03   $     (0.02)
                                                    -----------   -----------   -----------   -----------

Basic and diluted weighted average common shares
  used  to compute net income (loss) per share       20,003,368    17,500,000    20,003,368    17,500,000
                                                    -----------   -----------   -----------   -----------

Pro-forma income tax provision (benefit)                135,039       (55,032)      270,169      (110,110)
                                                    -----------   -----------   -----------   -----------

Pro-forma net income (loss)                         $   302,064   $   (87,537)  $   514,187   $  (182,144)
                                                    -----------   -----------   -----------   -----------

Pro-forma basic and diluted net income (loss) per
  common share                                      $      0.02   $     (0.01)  $      0.03   $     (0.01)
                                                    -----------   -----------   -----------   -----------

Pro-forma basic and diluted weighted average common
 shares used to compute net income (loss) per share  20,003,368    17,500,000    20,003,368    17,500,000
                                                    -----------   -----------   -----------   -----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Six Months Ended June 30,                                                   2005            2004
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $    514,187    $   (296,736)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
  Depreciation                                                           176,167         139,009
    (INCREASE) DECREASE IN

      Accounts receivable - contracts                                 (1,422,901)      2,967,323
      Inventory, net                                                       1,402          (2,491)
      Prepaid expenses                                                 2,942,657        (600,650)
      Other current assets                                                (4,461)          4,346
      Deposits                                                           (20,224)
    (DECREASE) INCREASE IN

      Accounts payable and accrued expenses                           (2,126,218)     (1,319,412)
      Accrued salaries and related liabilities                           347,594         813,200
      Deferred income taxes                                             (371,491)
      Deferred revenue                                                  (937,345)        275,013
      Deferred rent                                                        3,624
                                                                    ------------    ------------
    NET CASH(USED)PROVIDED BY OPERATING ACTIVITIES                      (897,009)      1,979,603
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (111,160)       (166,034)
                                                                    ------------    ------------
    NET CASH USED BY INVESTING ACTIVITIES                               (111,160)       (166,034)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                         187,458        (351,932)
  Payments on capital lease                                               (2,407)
  Proceeds from line of credit                                        21,529,947      18,381,254
  Payments on line of credit                                         (20,755,436)    (19,694,823)
                                                                    ------------    ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     959,562      (1,665,501)
                                                                    ------------    ------------

    NET (DECREASE) INCREASE IN CASH                                      (48,607)        148,067

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           179,389          17,891
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    130,782    $    165,958
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for income taxes                                        $      6,378    $      4,482
                                                                    ============    ============
  Cash paid for interest                                            $    101,565    $     32,083
                                                                    ============    ============
  Equipment purchased under capital lease                           $     29,525    $
                                                                    ============    ============


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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2005 and December 31, 2004, its results of operations for the quarter and six months ended June 30, 2005 and June 30, 2004, and its cash flows for the six months ended June 30, 2005 and June 30, 2004.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of these consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates including those related to contingent liabilities, revenue recognition, and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions.

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

Fixed price labor hour and level of effort contracts involve defined numbers of hours or categories of personnel. Revenue on fixed unit price contracts, where specific units of output under service agreements are delivered, is recognized as units are delivered based on the specific price per unit. Fixed price maintenance contracts are recognized as revenue on a pro-rata basis over the life of the contract.

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

Deferred revenue relates to contracts for which customers pay in advance for services to be performed at a future date. The Corporation recognizes deferred revenue attributable to our maintenance contracts over the related service periods, which run through 2005. Revenue related to our OpsPlanner offering, including consulting, software subscriptions and technical support, is deferred and recognized over the appropriate contract service period. These payments are nonrefundable.

COST OF REVENUE

Cost of revenue for service contracts consist primarily of labor, consultant, subcontract, and other costs attributable to the performance of the contract.

Cost of revenue for repair and maintenance contracts consist primarily of subcontract, labor, and other costs attributable to the performance of the contract.

MAJOR CUSTOMERS

During the six months ended June 30, 2005 and 2004, the Company's revenues generated from five major customers, totaled 97% and 99% of total revenue, respectively. The Company's accounts receivable related to these five major customers were 95% and 100% of total accounts receivable at the end of the respective periods. The Company defines major customer as a government agency or individual commercial customers.

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

PRO FORMA FINANCIAL DATA:

The unaudited pro forma information for the periods set forth below is based on the operations of Paradigm Solutions Corporation and is prepared as if the Corporation had been a C Corporation at the beginning of each period. The effective tax rate of 38.6% reflects federal taxes of 34% and state taxes, net of Federal benefit. There are no significant permanent differences in any of the periods presented.

                                                                   Three Months Ended                     Six Months Ended
                                                             June 30,          June 30,           June 30,           June 30,
STATEMENT OF OPERATION DATA:                                     2005              2004               2005               2004
(in thousands, except per share data)                      ----------        ----------         ----------         ----------
Net income (loss) before income taxes                             437              (143)               784               (292)
Income tax provision (benefit)                                    135               (55)               270               (110)
Net income (loss)                                                 302               (88)               514               (182)
Basic and diluted net income (loss) per common share       $     0.02        $    (0.01)        $     0.03         $    (0.01)
Weighted average common shares outstanding                 20,003,368        17,500,000         20,003,368         17,500,000

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

3. CONTRACT STATUS

The Company has authorized but uncompleted contracts on which work is in progress at June 30, 2005 approximately, as follows:

Total contract prices of initial contract awards, including exercised options
and approved change orders (modifications)                        $ 176,946,000
Completed to date                                                  (143,535,000)
--------------------------------------------------------------------------------
AUTHORIZED BACKLOG                                                $  33,411,000
                                                                  =============

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $80,332,000.

4. NOTE PAYABLE - LINE OF CREDIT

The Company has a line of credit arrangement with SunTrust Bank which expired on June 30, 2005. Subsequently, on June 22, 2005 the company received an extension of the line of credit arrangement through September 30, 2005. Under the terms of the latest agreement, the Corporation had to maintain: (1) minimum tangible net worth of $2,650,000 beginning on and as of June 30, 2005; (2) debt coverage ratio of not more then 5.0 to 1.0 beginning on and as of June 30, 2005; (3) minimum quarterly net income of $1.00 for the quarters ending June 30 and September 30, 2005. The Corporation was in compliance with the line of credit agreement covenants as of June 30, 2005.

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit will be used to borrow revolving loans for working capital and general corporate purposes. The Company will terminate its existing revolving line of credit facility with SunTrust once this agreement is activated.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property and real estate. Under the agreement, the line is due on demand and interest is payable monthly depending on the Corporation's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Corporation may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. The Loan and Security Agreement requires that the Company maintain the following covenants and ratios: (1) minimum tangible net worth of $2,000,000 plus 50% of Company's net income for each fiscal year beginning with fiscal year ending December 31, 2005; (2) debt coverage ratio of not less than
1.500 to 1.000; (3) maximum leverage ratio of 5.50 to 1.00, which will be decreased to 5.25 to 1.00 by December 31, 2005 and 4.00 to 1.00 by December 31, 2006. All working capital, as it relates to these covenants and ratios requirements will evaluated as of quarter-end.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Chevy Chase Bank is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement.

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

Paradigm Solutions Corporation is the subsidiary whose core competencies are in mission critical systems that focus on key federal agencies such as Justice, Treasury and Homeland Security. Paradigm Solutions International is the newly formed commercial subsidiary whose core competencies are developing and delivering continuity and information technology security/risk management consulting for commercial businesses. We believe that our innovations in business continuity development, planning, and information technology security have positioned us to become a leader in the fragmented Business Continuity and Continuity of Operations industry.

We derive substantially all of our revenues from delivery of information technology solutions and services. We generate revenue from contracts with various payment arrangements, including fixed-price contracts, time and materials contracts and cost-reimbursable contracts. During the six months ended June 30, 2005, revenues from these contract types were approximately 58%, 27%, and 15%, respectively of total revenues. During the six months ended June 30, 2004, revenues from these contract types were approximately 45%, 35%, and 20%, respectively of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. The Company has two basic categories of fixed price contract; fixed unit price; fixed price-level of effort. Revenues on fixed unit price contracts, where specific units of output under service agreements are delivered, is recognized as units are delivered based on the specific price per unit. Revenue on fixed price maintenance contracts is recognized on a pro-rata basis over the length of the service period. Revenue for the fixed price level of effort contacts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. During the six months ended June 30, 2005, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 98% of our revenues. During that same period, our five largest clients generated approximately 97% of our revenues. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

Our most significant expense is direct costs, which consist primarily of project personnel salaries, consultants, subcontractors and direct expenses incurred to complete projects. The number of consulting employees assigned to a project will vary according to the size, complexity, duration and demands of the project.

Other operating costs and expenses include fringe benefit expenses, overhead expenses and selling, general and administrative (SG&A) expenses consisting primarily of costs associated with our executive management, finance and administrative groups, human resources, marketing and business development resources, employee training, occupancy costs, R&D expenses, depreciation and amortization, travel, and all other overhead and corporate costs.

Other income consists primarily of interest income earned on our cash and cash equivalents.

Description Of Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to contingent liabilities, revenue recognition, and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, costs of revenues, and property and equipment.

Revenue Recognition

Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as labor is incurred at fixed hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and operating costs and expenses incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain operating costs and expenses, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain cost plus type contracts, which are referred to as cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience, communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer or our average historical award fee rate for the company. The Company has two basic categories of fixed price contract; fixed unit price; fixed price-level of effort. Revenues on fixed unit price contracts, where specific units of output under service agreements are delivered, is recognized as units are delivered based on the specific price per unit. Revenue on fixed price maintenance contracts is recognized on a pro-rata basis over the length of the service period. Revenue for the fixed price level of effort contacts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor.

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

Costs Of Revenues

Our costs are categorized as either direct or other operating costs and expenses. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, subcontractor costs, consultant fees, travel expenses and materials. Other operating costs and expenses are either overhead or general and administrative expenses and also include fringe (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits) associated with direct and indirect labor. Other operating costs and expenses cannot be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense and certain general and administrative expenses. A key element to be successful in our business is our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

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

Recent Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

Summary of Statement No. 123 (Revised 2004)

Share-Based Payment

This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.

Scope of this Statement

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company does not believe that FASB Statement No. 123R will have a material effect on its financial statements.

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

The following table sets forth certain items from our consolidated statements of operations for the periods indicated.

                                           Three Months Ended June 30,                        Six Months Ended June 30,
(Dollars in                         2005        2004        2005        2004         2005         2004         2005        2004
thousands)                       -------     -------      ------      ------      -------      -------       ------      ------
Revenue                          $15,639     $15,272       100.0%      100.0%     $30,773      $29,383        100.0%      100.0%
Cost of Revenue                   11,370      11,244        72.7        73.6       22,327       21,898         72.6        74.5
                                 -------     -------      ------      ------      -------      -------       ------      ------
Gross                              4,269       4,028        27.3        26.4        8,446        7,485         27.4        25.5
Margin Other Operating Costs
and Expenses                       3,772       4,156        24.1        27.2        7,567        7,751         24.6        26.4
                                 -------     -------      ------      ------      -------      -------       ------      ------
Income (loss) from

Operations                           497        (128)        3.2        (0.8)         879         (266)         2.9        (0.9)
Other (expense) income               (60)        (15)       (0.4)       (0.1)         (95)         (26)        (0.3)       (0.1)
Income tax (benefit)provision        135         (55)*       0.9        (0.4)         270         (110)*        0.9        (0.4)
                                 -------     -------      ------      ------      -------      -------       ------      ------
Net Income (loss)                   $302        ($88)*       1.9%       (0.6%)       $514        ($182)*        1.7%       (0.6%)

* proforma

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.


                                                 Three Months Ended                             Six Months Ended June 30,
                                      2005        2004        2005        2004         2005         2004         2005        2004
(Dollars in thousands)             -------     -------      ------      ------      -------      -------       ------      ------
Federal Service Contracts          $10,718     $10,179        68.5%       66.7%     $20,773      $19,582         67.5%       66.7%
Federal Repair & Maintenance
Contracts                            4,705       5,088        30.1        33.3        9,509        9,791         30.9        33.3
Commercial Contracts                   216           5         1.4         0.0          491           10          1.6         0.0
                                   -------     -------      ------      ------      -------      -------       ------      ------
Total Revenue                      $15,639     $15,272       100.0%       26.4%     $30,773      $29,383        100.0%      100.0%

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

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenue. For the three months ended June 30, 2005, our revenues increased 2.4% to $15.6 million from $15.3 million for the same period in 2004. This increase is primarily due to additional task order work from our Housing and Urban Development client of $0.6 million, new revenue from the sale of our OpsPlanner software and services of $0.2 million, which was partially off-set by a decrease of ($0.4) million in our maintenance and repair business with our Internal Revenue Service client.

Cost of Revenue. Cost of revenue includes direct labor and other direct costs such as materials and subcontracts. Generally, changes in cost of revenue are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended June 30, 2005, cost of revenue increased 1.1% to $11.4 million from $11.2 million for the same period in 2004. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of revenue was 72.7% for the three months ended June 30, 2005 as compared to 73.6% for the three months ended June 30, 2004. This decrease in cost as a percentage of revenue was primarily due to improved operating efficiencies related to work performed for our Housing and Urban Development client.

Gross Margin. For the three months ended June 30, 2005, gross margin increased 6.0% to $4.3 million from $4.0 million for the same period in 2004. Gross margin as a percentage of revenues increased to 27.3% in for the three months ended June 30, 2005 from 26.4% for the three months ended June 30, 2004. This overall increase in gross margin was a result of operational cost efficiencies and a favorable mix of business.

Other Operating Costs and Expenses. For the three months ended June 30, 2005, other operating costs and expenses decreased 6.4% to $3.8 million from $4.2 million for the same period in 2004. The decline was primarily due to reductions in the utilization of outside consultants and lower compensation related expenses.

Net Income. For the three months ended June 30, 2005, net income increased to $0.3 million from ($0.1) million in for the same period in 2004. This increase was a due to the increases in gross margin and decreased other operating costs and expenses as discussed above.

Comparison of the Six Months Ended June 30, 2005 and 2004

Revenue. For the six months ended June 30, 2005, our revenues increased 4.7% to $30.8 million from $29.4 million for the same period in 2004. This increase is due to additional task order work from our Housing and Urban Development client of $1.2 million, new revenue from sales of our OpsPlanner software and services of $0.5 million, which was partially off-set by a decrease of ($0.3M) in our maintenance and repair business with our Internal Revenue Service client.

Cost of Revenue. Cost of revenue includes direct labor and other direct costs such as materials and subcontracts. Generally, changes in cost of revenue are correlated to changes in revenue as resources are consumed in the production of that revenue. For the six months ended June 30, 2005, cost of revenue increased 2.0% to $22.3 million from $21.9 million for the same period in 2004. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of revenue was 72.6% for the six months ended June 30, 2005 as compared to 74.5% for the six months ended June 30, 2004. This decrease in cost as a percentage of revenue was due to the improved operating efficiencies related to work for our Housing and Urban Development client and incremental commercial OpsPlanner software and services sales that generate higher gross margin then our federal service and repair and maintenance business.

Gross Margin. For the six months ended June 30, 2005, gross margin increased 12.8% to $8.4 million from $7.5 million for the same period in 2004. Gross margin as a percentage of revenues increased to 27.4% in for the six months ended June 30, 2005 from 25.5% for the six months ended June 30, 2004. This overall increase in gross margin was a result of operational cost efficiencies and a favorable mix of business.

Other Operating Costs and Expenses. For the six months ended June 30, 2005, other operating costs and expenses decreased 2.4% to $7.6 from $7.8 million for the same period in 2004. As a percentage of revenue, other operating costs and expenses decreased to 24.6% for the six months ended June 30, 2005 from 26.4% for the six months ended June 30, 2004. These expenses grew at a slightly lower rate than revenue due to decreased utilization of outside consultants and decreased compensation related expense.

Net Income. For the six months ended June 30, 2005, net income increased to $0.5 million from ($0.2) million in for the same period in 2004. This increase was a due to the increase in gross margin without an incremental increase in other operating costs and expenses as discussed above.

Liquidity and Capital Resources

Our primary liquidity needs are the financing the cost of operations, capital expenditures and servicing our debt. Our sources of liquidity are our existing cash, cash generated from operations, and cash available from borrowings under our revolving credit facility. We have historically financed our operations through our existing cash, cash generator from operations and cash available from borrowings under our revolving credit facility. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our existing business, are adequate to meet our future liquidity needs for the next twelve months.

Net cash used by operations of $0.9 million for the six months ended June 30, 2005 was attributable to net income of $.5 million plus an increase in accounts receivable of $1.4 million, relating to an increase in unbilled services for the month of June 2005, as well as a decrease in deferred revenue of $.9 million, accounts payable and accrued expenses of $2.1 million, off-set by a decrease in prepaid expenses of $2.9 million. The changes in deferred revenue, accounts payable and prepaid expenses were primarily attributable to upgrades performed on behalf of our Internal Revenue Service LTMCC contract during the quarter ending December 31, 2004. Net cash provided by operations of $2.0 million for the six months ended June 30, 2004 was attributable to a decrease in accounts receivable offset by a decreases in accounts payable and accrued expenses.

Net cash used by investing activities was $0.1 million for the six months ended June 30, 2005 versus $0.2 million for the same period in 2004. This use of cash relates to the capital equipment in support of operations.

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2005 which is related to proceeds for the line of credit to fund operations. Net cash used by financing activities of $1.7 million for the six months ended June 30, 2004 is related to the reduction of the line of credit.

The Company has a line of credit arrangement with SunTrust Bank which expired on June 30, 2005. Subsequently, on June 22, 2005 we received an extension of the line of credit arrangement through September 30, 2005. Under the terms of the latest agreement, the Corporation had to maintain: (1) minimum tangible net worth of $2,650,000 beginning on and as of June 30, 2005; (2) debt coverage ratio of not more then 5.0 to 1.0 beginning on and as of June 30, 2005; (3) minimum quarterly net income of $1.00 for the quarters ending June 30 and September 30, 2005. The Corporation was in compliance with the line of credit agreement covenants as of June 30, 2005.

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit will be used to borrow revolving loans for working capital and general corporate purposes. The Company will terminate its existing revolving line of credit facility with SunTrust once this agreement is activated.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property and real estate. Under the agreement, the line is due on demand and interest is payable monthly depending on the Corporation's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Corporation may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. The Loan and Security Agreement requires that the Company maintain the following covenants and ratios: (1) minimum tangible net worth of $2,000,000 plus 50% of Company's net income for each fiscal year beginning with fiscal year ending December 31, 2005; (2) debt coverage ratio of not less than 1.500 to 1.000; (3) maximum leverage ratio of 5.50 to 1.00, which will be decreased to 5.25 to 1.00 by December 31, 2005 and 4.00 to 1.00 by December 31, 2006. All working capital, as it relates to these covenants and ratios requirements will evaluated as of quarter-end.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Chevy Chase Bank is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to change in interest rates for borrowing under our revolving credit facility. These borrowings bear interest at a fixed rate plus LIBOR, a variable rate. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, investment grade, interest-bearing securities.

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

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's quarter ended June 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Paradigm has filed an unsecured claim in the Norvergence bankruptcy in the amount of $314,572.89 plus interest and attorney's fees. The claim is based upon claims under the N.J.S.A. 56:8-1 et. seq. (which provides for treble damages), common law fraud and breach of contract. Paradigm also has potential exposure to a lawsuit from CIT. CIT has not yet sued Paradigm, but has threatened to do so. Paradigm intends to vigorously contest any suit against it by CIT. On May 27, 2005, the company received a settlement letter from the CIT Group concerning this matter which is a fully executed release from this liability in the amount of $3,947.74. On June 24, 2005, the company finalized this settlement with CIT in the amount of $3,947.74.

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