Form 10-K/A
period 2004-12-31
Paradigm Holdings, Inc
filed 2005-10-07
CIK 313353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Documents incorporated by Reference:

                                Part III - None.

                                Explanatory Note

This Annual Report on Form 10-K/A (this "Amendment") is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The purpose of the form is to 1) break-out certain expenses previously reported as "Indirect Costs" into Cost of Revenue and Selling, General and Administrative expenses and 2) to restate revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts. Although there is no impact on total revenue, net income or earnings-per-share, the gross margin for each year reported has changed. We have updated the Management's Discussion and Analysis section, financial statements and financial notes as appropriate. Richard Sawchak has been appointed as the Company's Chief Financial Officer effective September 19, 2005. Mr. Sawchak replaces Mark Serway, who resigned effective August 15, 2005, Mr. Sawchak's information has been included in the filing and he has signed the certifications.

In accordance with the rules of the Securities and Exchange Commission, this Amendment sets forth the complete text of each amended Item of the Annual Report on Form 10-K, as amended.

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

                                  RISK FACTORS

Risks Related to Our Business:

We may need to raise additional capital to finance operations

We have relied on significant external financing to fund our operations. As of December 31, 2004 and December 31, 2003, we had $179,389 and $17,890,
respectively, in cash and our total current assets were $16,603,970 and $17,291,268, respectively. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. If we do not maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing may result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our common stock may be affected by limited trading volume and may fluctuate significantly

Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the information technology services industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock in January 2005 was 1,000 shares per day. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

We May Encounter Risk in Maintaining Our Current U.S. Small Business Administration (SBA) 8(a) Revenue in the Future

As of October 2004, Paradigm Solutions Corporation began competing solely in the open marketplace for federal business. Due to our graduation from the Small Business Administration 8(a) Business Development Program, we are no longer classified as a small disadvantaged business by the federal government. Accordingly, we will no longer have access to contract vehicles set aside for 8(a) businesses. The backlog of federal business under this program will continue until the contracts end, after which we will pursue several avenues to maintain the business we believe is important to our strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime contractor. During the year ended December 2004, 55% of our revenue from federal government contracts was SBA 8(a) business. SBA 8(a) contracts which provide 32%, 43% and 25% of our current SBA 8(a) revenues will come up for renewal in 2005, 2006 and 2007, respectively. Failure to migrate the 8(a) backlog business to other government contract vehicles or take a subcontractor role when the business comes up for re-compete could significantly impact our future revenue.

The Calculation of Our Backlog is Subject to Numerous Uncertainties, And We May Not Receive the Full amounts of Revenue Estimated Under the Contracts included in Our backlog, Which Could Reduce Our Revenue in Future Periods.

Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of the signed contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. In the case of government contracts, we define funded backlog as estimated future revenues under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency under our contracts. Unfunded backlog is the difference between total backlog and funded backlog. Our total backlog does not include estimates of backlog from GWAC or GSA schedules beyond signed, funded task orders, but does include estimated backlog beyond signed, funded task orders for other types of ID/IQ contracts. Backlog also includes an estimate of future revenues we expect to realize from commercial contracts.

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract's potential value is based upon factors such as historical trends, competition and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contact. Our estimate of the portion of backlog from which we expect to recognize revenues in fiscal 2005 or any future period is likely to be inaccurate because the receipt and timing of any of these revenues is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenues from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual receipt of revenues on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. Additionally, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. We also derive revenues from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity which is generally very small. If we fail to realize revenue included in our backlog, our revenues and operating results for the then current fiscal year as well as future reporting periods may be materially harmed.

Our Government Contracts May Be Terminated Or Adversely Modified Prior To Completion, Which Could Adversely Affect Our Business

We derive substantially all of our revenues from government contracts that typically are awarded through competitive processes and span a one year base period and one or more option years. The unexpected termination or non-renewal of one or more of our significant contracts could result in significant revenue shortfalls. Our clients generally have the right not to exercise the option periods. In addition, our contracts typically contain provisions permitting an agency to terminate the contract on short notice, with or without cause. Following termination, if the client requires further services of the type provided in the contract, there is frequently a competitive re-bidding process. We may not win any particular re-bid or be able to successfully bid on new contracts to replace those that have been terminated. Even if we do win the re-bid, we may experience revenue shortfalls in periods where we anticipated revenues from the contract rather than its termination and subsequent re-bidding. These revenue shortfalls could harm operating results for those periods and have a material adverse effect on our business, prospects, financial condition and results of operations.

We May have Difficulty Identifying and Executing Future Acquisitions on Favorable Terms, Which May Adversely Affect Our Results of Operations and Stock Price.

We cannot assure you that we will be able to identify and execute acquisitions in the future on terms that are favorable to us, or at all. One of our key growth strategies will be to selectively pursue acquisitions. Through acquisitions, we plan to expand our base of federal government and commercial clients, increase the range of solutions we offer to our clients and deepen our penetration of existing clients. Without acquisitions, we may not grow as rapidly as the market expects, which could cause our actual results to differ materially from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

o increased competition for acquisitions which may increase the price of our acquisitions;

o our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws, such as the Federal Acquisition Regulation and health, safety, employment and environmental laws, or their failure to fulfill their contractual obligations to the Federal Government or other clients; and

o acquisition financing may not be available on reasonable terms, or at all.

In connection with any future acquisitions, we may decide to consolidate the operations of any acquired business with our existing operations or to make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions and, in the event that any goodwill resulting from present or future acquisitions is found to be impaired, by goodwill impairment charges.

In addition, our ability to make future acquisitions may require us to obtain additional financing and we may be materially adversely affected if we cannot obtain additional financing for any future acquisitions. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions and the issuance of common stock to acquire other businesses could be dilutive to our stockholders. To the extent that we use borrowings to acquire other businesses, our debt service obligations could increase substantially and relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge additional assets to secure our borrowings.

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. While we have no current agreements to do so, we anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

o issue stock that would dilute our current stockholders' percentage ownership;

o incur debt;

o assume liabilities;

o incur amortization expenses related to goodwill and other intangible assets;
or

o incur large and immediate write-offs.

The use of debt or leverage to finance our future acquisitions should allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

Our operation of any acquired business will also involve numerous risks, including:

o integration of the operations of the acquired business and its technologies or products;

o unanticipated costs;

o diversion of management's attention from our core business;

o adverse effects on existing business relationships with suppliers and customers;

o risks associated with entering markets in which we have limited prior experience; and

o potential loss of key employees, particularly those of the purchased organizations.

The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties could include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key clients or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.

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

Our Relatively Fixed Operating Expenses Expose Us To Greater Risk Of Incurring Losses

We incur costs based on our expectations of future revenues. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict our revenues and operating results. If we fail to predict our revenues accurately, it may seriously harm our financial condition and we could be forced to curtail or cease our business operations.

A Reduction In Or The Termination Of Our Services Could Lead To Underutilization Of Our Employees And Could Harm Our Operating Results

Our employee compensation expenses are relatively fixed. Therefore, if a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, our operating results will be harmed unless we can rapidly redeploy our employees to other engagements in order to minimize underutilization. If we fail to redeploy our employees, we could be forced to curtail or cease our business operations.

If We Experience Difficulties Collecting Receivables It Could Cause Our Actual Results To Differ Materially From Those Anticipated

65% of our total assets are in the form of accounts receivable, thus, we depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget.

We must recruit and retain qualified professionals to succeed in our labor intensive business

Our future success depends in large part on our ability to recruit and retain qualified professionals skilled in complex information technology services and solutions. Such personnel as Java developers and other hard-to-find information technology professionals are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense. Any inability to recruit and retain a sufficient number of these professionals could hinder the growth of our business. The future success of Paradigm Holdings will depend on our ability to attract, train, retain and motivate direct sales, customer support and highly skilled management and technical employees. We may not be able to successfully expand our direct sales force, which would limit our ability to expand our customer base. Further, we may not be able to hire highly trained consultants and support engineers which would make it difficult to meet our clients' demands. If we cannot successfully identify and integrate new employees into our business, we will not be able to manage our growth effectively and we could be forced to curtail our business operations.

Because a significant component of our growth strategy relates to increasing our revenue from sales of our services and software, our growth strategy will be adversely affected if we are unable to develop and maintain an effective sales force to market our services to our federal and commercial customers. A key component of our growth strategy is the recruitment of additional sales executives. Our effort to build an effective sales force may not be successful and, therefore, we could be forced to curtail our business operations.

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

We Could Lose Revenues And Clients And Expose Our Company To Liability If We Fail To Meet Client Expectations

We create, implement and maintain technology solutions that are often critical to our clients' operations. If our technology solutions or other applications have significant defects or errors or fail to meet our clients' expectations, we may:

o Lose revenues due to adverse client reaction;

o Be required to provide additional remediation services to a client at no charge;

o Receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; or

o Suffer claims for substantial damages against us, regardless of our responsibility for the failure.

While many of our contracts limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could force us to curtail or cease our business operations. Even if not successful, such claims could result in significant legal and other costs and may be a distraction to management.

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

We depend on our senior management team, and the loss of any member may adversely affect our ability to obtain and maintain clients

We believe that our success depends on the continued employment of our senior management team. We have key executive life insurance policies for each member of the team for up to $1 million. This includes Raymond Huger, Chairman & CEO and Frank Jakovac, President & COO. Their employment is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons would be difficult to replace and our business could be seriously harmed. Furthermore, clients or other companies seeking to develop in-house capabilities may attempt to hire some of our key employees. Employee defections to clients or competitors would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business and force us to curtail or cease our business operations.

Richard Sawchak was hired as Vice President and Chief Financial Officer effective September 19, 2005. Mr. Sawchak replaces Mark Serway, who resigned effective August 15, 2005.

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

Our Failure To Adequately Protect Our Confidential Information And Proprietary Rights May Harm Our Competitive Position And Force Us To Curtail or Cease Our Business Operations

While our employees execute confidentiality agreements, we cannot guarantee that this will be adequate to deter misappropriation of our confidential information. In addition, we may not be able to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If third parties infringe or misappropriate our copyrights, trademarks or other proprietary information, our competitive position could be seriously harmed, which could force us to curtail or cease our business operations. In addition, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management.

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

If A Viable Market For Government Information Technology Services Is Not Sustained, We Could Be Forced to Curtail Or Cease Our Business Operations

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

Substantially All Of Our Assets Are Pledged to Secure Certain Debt Obligations, Which We Could Fail To Repay

Pursuant to our Loan and Security Agreement, dated July 28, 2005, with Chevy Chase Bank, we were required to secure our repayment obligations with a first priority lien on substantially all of the assets of Paradigm, excluding intellectual property and real estate. Under the Loan and Security Agreement, our line of credit is due on demand and interest is payable monthly depending on our leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% and 3.00%. In the event we are unable to timely repay any amounts owed under the Loan and Security Agreement, we could lose substantially all of our assets and be forced to curtail or cease our business operations. In addition, because our debt obligations with Chevy Chase Bank are secured with a first priority lien, it may make it more difficult for us to obtain additional debt financing from another lender, or obtain new debt financing on terms favorable to us, because such new lender may have to be willing to be subordinate to Chevy Chase Bank.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    BUSINESS ...........................................................1

ITEM 2.    PROPERTIES ........................................................11

ITEM 3.    LEGAL PROCEEDINGS..................................................11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS..........................................................14

ITEM 6.    SELECTED FINANCIAL DATA............................................16

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................17

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................22

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.............................................22

ITEM 9A.   CONTROLS AND PROCEDURES............................................22

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY....................23

ITEM 11.   EXECUTIVE COMPENSATION.............................................26

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....27

ITEM 13.   CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS....................28

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................28

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...........................30

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

Paradigm Holdings formed the PSI subsidiary company to produce a fully-integrated solution for protecting businesses from "all hazard" interruptions. A customized consulting methodology was developed to provide clients with a comprehensive picture of the risks to their operations, facilities and people. The software tool, OpsPlanner(TM) is one of the first tool sets to encompass continuity planning, emergency management and automated notification in one easy-to-use platform. From inception, this platform was developed as an integrated application--unlike the prevailing competitors which developed continuity planning, emergency management and automated notification as separate software modules. This technology, when implemented with Paradigm's consulting methods, offers a superior solution in the continuity of operations planning and risk management area. The release of this Software tool was made in January of 2005 and no significant revenue was recognized in 2004.

Paradigm has achieved significant accomplishments including the launch of the Continuous Paradigm Process and Product Improvement (CP(3)I), the continued evolution of Paradigm's ISO 9001:2000 Quality Management Office, the establishment of strategic Mentor Protege relationships, and success in building a backlog of business over the last year. Additionally, Paradigm has won over 45% of its pursued competitive procurements, greatly exceeding the industry standard win rate of 30% to 40%. The Company not only won new business with the Department of Treasury in 2004, but it also won numerous recompetes of existing contracts including three with the Office of the Comptroller of the Currency, four with the National Technical Information Service, and one with the Department of Housing and Urban Development. Paradigm won over 70% of the pursued GWAC (Government Wide Acquisition Contracts) vehicles including the Department of Justice ITSS III and State of Maryland MCS. The Company also successfully penetrated the DOD arena, gaining access to multiple GWACs such as DISA Encore, Army MADD-1, Army CONUS Support Base Services (CSBS), and MATOC Naval Research Systems Integration.

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

Cheyenne Resources, Inc. was incorporated under the laws of the State of Wyoming on November 17, 1970. According to the securities filings made by Cheyenne Resources' prior management, Cheyenne Resources, prior to the reverse merger with Paradigm Solutions Merger Sub, operated principally in one industry segment, the exploration for and sale of oil and gas.

Cheyenne Resources held oil, gas, interests, producing, and selling oil and gas and other mineral substances. Cheyenne Resources did not engage in refining or retail marketing operations; rather its activities had been restricted to acquiring and disposing of mineral properties, and to producing and selling oil and gas from its wells.

Prior Principal activities of Cheyenne Resources involved buying leases, filing on federal and state open land leases as well as acquiring and trading of oil, gas, and other mineral properties, primarily in the Rocky mountain area and Oklahoma.

Cheyenne Resources oil and gas activities included the acquisition of whole or partial interests in oil and gas leases and the farming out or resale of all or part of its interests in these leases. In connection with farmouts and resales, Cheyenne Resources attempted to retain an overriding royalty or a working or carried interest.

In 1999, Cheyenne Resources entered into a memorandum of understanding to obtain a 25% interest in Cayenne Records, Inc., which has a 75% interest in NL Records of Nashville, Tennessee. This transaction was rescinded in 2000 due to inability of seller to produce records and data. No value was recorded in the financial statements. Cheyenne Resources issued 11,473,711 shares of common stock for this interest.

In 1999, Cheyenne Resources entered into an Agreement with Tiger Exploration to acquire the Dixie Gas Field and interests in the Stephens and Lick Creeks Fields for 12,000,000 shares of common stock. Title and production data could not be verified or produced, and so no value of assets could be carried.

In June 2000, Cheyenne Resources rescinded its memorandum of understanding with Cayenne Records, Inc. In June 2000, Cheyenne Resources also rescinded its memorandums of understanding to acquire Dixie gas Field and Interest in Stephens and Lick Creek Fields. No value was recorded in this financial statement for these acquisitions. Of the 23,473,711 shares issued for the above referenced transactions, all but 2,623,838 shares were returned.

In January 2004, Skye Blue Ventures, an entity beneficially owned by Mr. Dennis Iler, purchased a controlling interest in Paradigm Holdings, formerly Cheyenne Resources, Inc. Skye Blue Ventures purchased 2,350,000 shares of common stock of Cheyenne Resources, Inc. from the former directors of Cheyenne Resources, Inc. for $75,000 and purchased 23,000,000 shares of common stock directly from Cheyenne Resources, inc. for $50,000. Cheyenne Resources issued 21,300,000 shares out of the 23,000,000 as it only had 21,300,000 available under its then-current authorized common stock. Mr. Iler, former President and a Director of Cheyenne Resources, Inc. and the then-beneficial owner of Skye Blue Ventures, brought Cheyenne Resources current in its securities filings, settled its outstanding debt, and assisted in having the company listed on the Over-the-Counter Bulletin Board. In August 2004, J. Paul Consulting, Shortline Equity Investments and Ultimate Investments purchased Skye Blue Ventures' ownership interest in Cheyenne Resources, Inc. and subscribed for an aggregate of 10,000,000 shares of common stock of Cheyenne Resources, Inc. for $200,000.

Our Growth Strategy

We have implemented the following strategies to position the business to capture additional revenue in the federal information technology and business continuity markets:

o Maintain and expand our existing client relationships. We maintain relationships with our existing clients by adhering to our culture of respect and providing exceptional performance. We believe this helps us win renewals of our engagements. In addition, we use our knowledge of our clients' needs to identify additional opportunities and cross-sell new services to them. Paradigm believes that its customer focus is the foundation of its success to date. This focus is critical for the creation of long-term value. The Company does not intend to compromise its customer focus, nor any of its core values for short-term economic gain.

o Leverage our existing client base to win new clients. We believe satisfied clients are one of our most effective marketing tools. The Federal Acquisition Streamlining Act (FASA) of 1994 simplified the federal acquisition process by removing all restrictions on purchases less than $100,000. Since FASA 94 went into effect, client referrals have become a crucial component of this expedited procurement process on small federal opportunities within our existing client base. Since we focus on technology infrastructure improvement, we are able to transfer our skills readily from client to client. We plan to continue building a network of clients and leveraging these relationships to gain access to new clients. We also plan to build our relationships with other systems integrators, so that we can expand our partnership opportunities (both prime and subcontractor) for future business. We believe that favorable client referrals are strategically important to our winning these opportunities.

o Strategic acquisitions. Currently, we have no pending acquisitions planned. In the future, we plan to pursue acquisitions that will position us with strategically important technical skills for our existing federal customers, access to new federal clients and agencies, and expand our geographical reach. Our commercial acquisition strategy will focus on selective regional consulting firms with pre-existing customer relationships and business development professionals in the business continuity space in addition to other support service companies who can be effectively integrated into the Paradigm Solutions International business model. This future growth strategy will require the business to secure the additional funds either through additional equity or debt financing.

o Strengthen Sales & Business Development Workforce. Add experienced sales professionals, consultants, and sales engineers in targeted federal agencies and commercial geographic markets. We anticipate the cash flow from operations and borrowings from the credit facility will be sufficient to meet this need over the next twelve months.

o Organizational Development. Create an organizational culture that provides clear, consistent, and strategic leadership, incentives, and growth opportunities for employees.

o Product Enhancement. Continue to enhance the product capabilities of the OpsPlanner(TM) software suite to deliver the most comprehensive, easy-to-use continuity preparedness tools and risk management services for both federal and commercial customers. We anticipate the cash flow from operations and borrowings from the credit facility will be sufficient to meet this need over the next twelve months.

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

Changes over the mid to late 1990's in federal government contract procurement and compliance regulations have streamlined the government's buying practices, resulting in a more commercial approach to the procurement and management of technologies and services. As a result, procurement lead times have decreased and government buyers now have greater flexibility to purchase services on the basis of distinguishing corporate capabilities and successful past performance. Federal government entities are now able to award contracts based on factors other than price alone, if they judge that the government would receive a greater value. In addition, the General Services Administration's
(GSA) extension of basic government-wide contract vehicles for procuring technology components and services, the GSA Schedules, makes purchasing technology services easier and faster. Federal government buyers can now order services directly from pre-approved providers instead of using a time-consuming bid solicitation process. Historically, these changes have improved our ability to expedite the procurement of new business in the government market. There are currently no proposed changes to government procurement regulations that we believe will materially affect our business in the immediate future.

Government's Need to Outsource Technology Programs

Government organizations rely heavily on outside contractors to provide skilled resources to accomplish technology programs. We believe that this reliance will continue to intensify due to political and budgetary pressures in many government agencies and due to the difficulties facing governments in recruiting and retaining highly skilled technology professionals in a competitive labor market. In concert with its transition to more commercial practices, government is increasingly outsourcing technology programs as a means of simplifying the implementation and management of the technology, so that government workers can focus on their mission.

Our Areas of Practice

We provide information technology services through two broad areas that address the needs and particular challenges of the evolving government market. This includes infrastructure and software engineering support services.

Infrastructure Support Services

Paradigm Solutions provides comprehensive information technology infrastructure support services including design, implementation, maintenance, and administration. We work with our clients to determine the best outsourcing solution to meet their requirements while maximizing their return on investment. Our project managers and technical teams collaborate with our clients to define the scope, deliverables, and milestones for each project. For example, to one of our Department of Treasury clients, we provide a full range of IT services such as enterprise infrastructure support, network support, e-mail services, directory services, internet and intranet access and services, software distribution and upgrades, disaster recovery services, help desk, LAN/WAN support and information assurance/computer network defense services.

Infrastructure support services include all aspects of project planning, facilities build-out, implementation, and operations. Our services encompass the following critical areas:

----------------------------------------------------------------------------------------------------------------------
            Service / Solution                                             Description
----------------------------------------------------------------------------------------------------------------------
Infrastructure Design and Implementation                     For network, mainframe and telecommunications
                                                             environments
----------------------------------------------------------------------------------------------------------------------
Service Center Solutions                                     Including 24/7 nationwide network support for mission
                                                             critical systems
----------------------------------------------------------------------------------------------------------------------
Data Center Operations                                       Multiple 24/7 mainframe operations support for mission
                                                             critical systems
----------------------------------------------------------------------------------------------------------------------
Network Operations Center Support                            Provide corrective and adaptive hardware support for
                                                             large Information Technology equipment including printers
                                                             and other peripheral systems.
----------------------------------------------------------------------------------------------------------------------
Network Security and Management                              Including 24/7 nationwide network support for mission
                                                             critical systems in an windows environment
----------------------------------------------------------------------------------------------------------------------
Desktop Support and Administration                           Managing and administration of network and application
                                                             security
----------------------------------------------------------------------------------------------------------------------
Telecommunications                                           Tier I and II support for desktop and laptop computing
                                                             systems
----------------------------------------------------------------------------------------------------------------------
Depot Maintenance                                            Communications support including switch installation and
                                                             implementation, phone support, cabling and routers.
----------------------------------------------------------------------------------------------------------------------
Disaster Recovery Support                                    Receipt, repair and distribution of Personal Computers
----------------------------------------------------------------------------------------------------------------------
Information Security Solutions                               Leverage our Security Assessment towards building an
                                                             effective Information Security Program
----------------------------------------------------------------------------------------------------------------------
Database Administration                                      Maintenance, administration, and engineering of
                                                             Infrastructure support databases
----------------------------------------------------------------------------------------------------------------------

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

Software Engineering Support Services

With many years of experience in software, systems, and database design and development for numerous clients, Paradigm Solutions has developed the expertise and methodologies required to provide software engineering support services for all phases of the development lifecycle. Our software engineering experts are available to augment an existing development team or support outsourcing of any portion of a development effort. For example, for one of our Department of Housing and Urban Development clients, we are responsible for change request initiation and identification, independent testing, regression testing, security evaluation, solution and impact analysis, quality assessment, change request implementation, configuration management, user acceptance testing, solution acceptance and solution installation.

Software engineering support services consist of new development, maintenance and support, as well as migration of legacy systems to modern platforms. Our services encompass the following critical areas:

----------------------------------------------------------------------------------------------------------------------
                Service / Solution                                             Description
----------------------------------------------------------------------------------------------------------------------
Requirements Engineering                            Provide full spectrum of Requirements Analysis utilizing best commercial practices including COTS products. Basis for all re-engineering and maintenance software activities.
----------------------------------------------------------------------------------------------------------------------
Configuration Management                            Provide CM support for customer base and internal software engineering activities to ensure version control for SW and documentation
----------------------------------------------------------------------------------------------------------------------
Software Quality Assurance                          Provide complete spectrum of Testing on software development solutions including, unit test, end to end test, regressions testing. Utilize host of COTS products to accomplish internal and external mandated testing requirements.
----------------------------------------------------------------------------------------------------------------------
Independent Verification and Validation             Provide IV&V for customer for companies developing new products to be integrated into customer production site.
----------------------------------------------------------------------------------------------------------------------
Application Development for Web, Client/Server,     Full Software Development Life Cycle (SDLC) for all aspects of
and Mainframe Platforms                             application support. Technologies include, but not limited to:
                                                    Visual Basic, J2EE, Powerbuilder, .NET, HTML, Java Script.
----------------------------------------------------------------------------------------------------------------------
Legacy Systems Migration and Data Conversion        Converting legacy systems to meet customer based Enterprise
                                                    Architecture requirements. Some conversions include IBM CICS COBOL to J2EE, Powerbuilder to J2EE.
----------------------------------------------------------------------------------------------------------------------
Database Design and Development                     Design and engineering of databases for applications development.
----------------------------------------------------------------------------------------------------------------------
Data Warehousing and Data Mining                    Implementation of data warehouses for multiple clientele
----------------------------------------------------------------------------------------------------------------------
Application Security                                Engineering of security is wrapped into corrective, adaptive and perfective application development efforts.
----------------------------------------------------------------------------------------------------------------------

Our seasoned project managers and experienced technical teams collaborate with our clients to define the scope, deliverables, and milestones for each project to ensure our clients' expectations are realized. Our project managers ensure projects stay on track using aggressive risk management and iterative planning, with continuous status reporting to our clients.

Help Desk Support

Challenge: Develop and implement a more efficient, responsive, and better managed computer support system.

Results: As essential personnel, our staff operates the client Help Desk 24/7. Computer support had been conducted originally by customer personnel without a massive call center, tracking system, or call response procedures. Paradigm's program manager reviewed the method in which computer support was being provided and recommended a full-fledged Help Desk operated by highly-technical contractor support staff capable of providing onsite 24/7 support to all headquarters and field office personnel. A year after implementation of the new Help Desk call center with support being provided by both customer and Paradigm personnel, the customer recognized Paradigm's success in operating the Help Desk by entrusting the team with more high-level responsibility and reducing the original contractor-to-federal employee ratio for operating the Help Desk. The Help Desk is now fully staffed by Paradigm, and the support has expanded to include mainframes, some accounting and human resource system support, and support for other secret information. Using Front Range System's HEAT, Paradigm records an average of 1,600 help desk specific calls per month. Many of these calls are resolved over the phone through providing step-by-step instruction or through remote access to the user's workstation. Calls that cannot be resolved over the phone are assigned to other support groups for resolution or to outside contractors to resolve user issues. Our use of the Front Range System has been so effective that Front Range describes our process as part of their marketing promotion of best use of the system. Within the first year, Paradigm's control of the Help Desk saved the customer more than $2 million.

Data Warehousing

Challenge: Develop and implement a data mart to replace the existing, but limited, HR system.

Results: Paradigm maintains a centralized data warehouse that supports a customer base extending to 2,800+ users. Overall, as a result of the procedures and practices that Paradigm employees (staff of 4) have established, the daily operation of the data warehouse has significantly improved data integrity and availability. A specific task entailed developing a data mart to support the HR department, one that needed to outperform existing, but limited, data marts. Because Paradigm's time-tested methodology and carefully-documented development process ensured no steps would be omitted, we could guarantee the quality of the finished product. The process included extensive requirements analysis, data modeling, data collection, data mart construction, prototyping, testing, and other carefully documented steps. Paradigm rolled out a solution so beneficial to the customer's work environment that the customer requested a number of other data marts to meet their information needs. We followed up by delivering a personal benefits data mart, accessible through an intranet, that replaced the customer's manual method, which had inherent security risks as well as other problems. This follow-on project was accomplished in 1 1/2 months.

Disaster Recovery - Mainframe Support

Challenge: Establish secure telecommunications from the customer's headquarters and mirror the server and all headquarters services at an undisclosed location to support continuity of operations in the case of a national disaster.

Results: The Paradigm team devised a mode of operation and established the telecommunications lines for full control of the remote site. Within the context of two sites, we control what is done at site A from site B, without human hands-on intervention. The Paradigm Team transfers data daily and ensures that if one server is shut down, the remote server will pick up and continue all activity in a seamless manner. Paradigm saved the customer money and resources by establishing secure telecommunications from headquarters without the need for personnel to be positioned at both sites as had been the case previously.

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

Our historical contract mix is summarized in the table below.

     Contract Type                              2004          2003          2002
     -------------                              ----          ----          ----

Fixed Price (FFP)                                52%           57%           54%
Time and Materials (T&M)                         29%           31%           45%
Cost-Plus (CP)                                   19%           12%            1%

Listed below are our top programs by 2004 revenue, including single award and multiple award contracts. We are a prime contractor on each of these programs.

                     Top Programs /Contracts by 2004 Revenue
                                 ($ in millions)

                                                                                            Estimated
                                                                                            Remaining
                                                                                             Contract
                                                                Period of         2004      Value as of     Contract
Programs                         Customer                       Performance     Revenue      12/31/04        Type
--------                         --------                       -----------     -------      --------        ----
Long Term Maintenance of         Department of Treasury - IRS
Computing Center                                                 6/01 - 9/05    $ 18.2           $ 9.9        FFP

Alcohol, Tobacco & Firearms      Department of Justice           2/02 - 2/07      10.6            18.6        CP

Community Planning &             Housing and Urban
Development                      Development                     3/03 - 3/07       7.0            19.7        FFP

United States Secret Service     Department of Homeland
                                 Security                        9/99 - 9/05       5.0             4.5        T&M

Description of Major Programs / Contracts:

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

iCenter

The Innovation Center of Excellence (iCenter) is a corporate initiative focused on providing reliable, practical, and innovative technical solutions to Paradigm and its clients. The iCenter is a leading-edge technology facility located at Paradigm Headquarters. It maintains an independent computing infrastructure specifically designed to accommodate research and development activities for current and future client needs, with emphasis on rapid prototyping and product demonstrations.

The iCenter has identified Areas of Excellence in which to develop its core competencies based on their strategic importance to Paradigm and its clients. Our iCenter engineers keep current with technology trends and best practices through advanced training, professional certifications, and cross-training.

Technical Areas Of Interest Include:

o Remote Systems Management

o Network Architecture

o Network Operations and Management

o Project Management

o Training and Seminars

o Software Development Methodologies

o Software Quality Assurance and Metrics

o Help Desk Technology and Best Practices

o Wireless Technologies

o Information Security

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

Business Continuity and Information Technology Security Professionals

o Full-time Certified Business Continuity Professionals (CBCPs).

o Certified Network and Security Consultants/Engineers (CISSP, Security+, etc.).

Paradigm Solutions International currently utilizes outside consultants and strategic partners to provide our Business Continuity services. We believe combining our partner's qualifications and service delivery expertise with our OpsPlanner software capabilities allows us to offer a complete solution to our clients. The utilization of outside resources ensures the Company makes a profit on service delivery, while effectively allowing the company to predict expenses and eliminate unproductive consultant labor. When our service delivery backlog is sufficient, Paradigm Solutions International will explore hiring full-time internal consultants. We may also explore potential acquisitions of BCP service providers, who already have an established clientele and backlog.

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

ITEM 2. PROPERTIES

Our principal offices are located at two locations: Our headquarters location at 2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852. This principal office consists of 14,318 sq. feet with a monthly lease cost of $33,409 and is leased until May 31, 2011. Our other primary office, which is in support of our HUD customer, is located at: 15th and H Streets, N.W. Washington, D.C. 20005. This principal office consists of 16,364 sq. feet with a monthly lease cost of $35,210 and is leased until June 30, 2007.

ITEM 3. LEGAL PROCEEDINGS

Paradigm is involved in litigation, both potential and actual, arising from a contractual agreement between Paradigm and Norvergence, Inc. ("Norvergence"). Paradigm entered into an agreement with Norvergence for the provision of telecommunication equipment and services in June, 2003. Under the agreement, Norvergence promised to supply all of Paradigm's telecommunication needs for a period of 60 months for the sum of $2,152 per month. Soon after executing the agreement with Paradigm, Norvergence sold a portion of the rights to those payments to a third party, CIT Technology Financial Services, Inc. ("CIT"). In July, 2004, Norvergence was forced into bankruptcy by its creditors and, soon thereafter, Paradigm's telecommunication services provided under the Norvergence agreement were terminated. Paradigm has taken the position that Norvergence utilized fraud and deception to obtain the agreement from Paradigm and has ceased paying either Norvergence or CIT.

Paradigm has filed an unsecured claim in the Norvergence bankruptcy in the amount of $314,573 plus interest and attorney's fees. The claim is based upon claims under the N.J.S.A. 56:8-1 et. seq. (which provides for treble damages), common law fraud and breach of contract. At this juncture of the bankruptcy proceeding, it seems unlikely that Paradigm will recover a significant portion of its claim or any interest or attorney's fees. Paradigm also has potential exposure to a lawsuit from CIT. Paradigm has calculated that it may be liable to CIT for the sum of $59,300 plus interest and attorney's under the agreement assigned to CIT by Norvergence. CIT has not yet sued Paradigm, but has threatened to do so. Paradigm intends to vigorously contest any suit against it by CIT. This potential liability was accrued for in 2004.

On May 27, 2005, the company received a settlement letter from the CIT Group concerning this matter which is a fully executed release from this liability in the amount of $3,948. On June 24, 2005, the company finalized this settlement with CIT in the amount of $3,948.

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

Cheyenne Resources, Inc. was incorporated under the laws of the State of Wyoming on November 17, 1970. According to the securities filings made by Cheyenne Resources' prior management, Cheyenne Resources, prior to the reverse merger with Paradigm Solutions Merger Sub, operated principally in one industry segment, the exploration for and sale of oil and gas.

Cheyenne Resources held oil, gas, interests, producing, and selling oil and gas and other mineral substances. Cheyenne Resources did not engage in refining or retail marketing operations; rather its activities had been restricted to acquiring and disposing of mineral properties, and to producing and selling oil and gas from its wells.

Prior Principal activities of Cheyenne Resources involved buying leases, filing on federal and state open land leases as well as acquiring and trading of oil, gas, and other mineral properties, primarily in the Rocky mountain area and Oklahoma.

Cheyenne Resources oil and gas activities included the acquisition of whole or partial interests in oil and gas leases and the farming out or resale of all or part of its interests in these leases. In connection with farmouts and resales, Cheyenne Resources attempted to retain an overriding royalty or a working or carried interest.

In 1999, Cheyenne Resources entered into a memorandum of understanding to obtain a 25% interest in Cayenne Records, Inc., which has a 75% interest in NL Records of Nashville, Tennessee. This transaction was rescinded in 2000 due to inability of seller to produce records and data. No value was recorded in the financial statements. Cheyenne Resources issued 11,473,711 shares of common stock for this interest.

In 1999, Cheyenne Resources entered into an Agreement with Tiger Exploration to acquire the Dixie Gas Field and interests in the Stephens and Lick Creeks Fields for 12,000,000 shares of common stock. Title and production data could not be verified or produced, and so no value of assets could be carried.

In June 2000, Cheyenne Resources rescinded its memorandum of understanding with Cayenne Records, Inc. In June 2000, Cheyenne Resources also rescinded its memorandums of understanding to acquire Dixie gas Field and Interest in Stephens and Lick Creek Fields. No value was recorded in this financial statement for these acquisitions. Of the 23,473,711 shares issued for the above referenced transactions, all but 2,623,838 shares were returned.

In January 2004, Skye Blue Ventures, an entity beneficially owned by Mr. Dennis Iler, purchased a controlling interest in Paradigm Holdings, formerly Cheyenne Resources, Inc. Skye Blue Ventures purchased 2,350,000 shares of common stock of Cheyenne Resources, Inc. from the former directors of Cheyenne Resources, Inc. for $75,000 and purchased 23,000,000 shares of common stock directly from Cheyenne Resources, inc. for $50,000. Cheyenne Resources issued 21,300,000 shares out of the 23,000,000 as it only had 21,300,000 available under its then-current authorized common stock. Mr. Iler, former President and a Director of Cheyenne Resources, Inc. and the then-beneficial owner of Skye Blue Ventures, brought Cheyenne Resources current in its securities filings, settled its outstanding debt, and assisted in having the company listed on the Over-the-Counter Bulletin Board. In August 2004, J. Paul Consulting, Shortline Equity Investments and Ultimate Investments purchased Skye Blue Ventures' ownership interest in Cheyenne Resources, Inc. and subscribed for an aggregate of 10,000,000 shares of common stock of Cheyenne Resources, Inc. for $200,000.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of our Financial Statements, which are included elsewhere in this Prospectus. You should read the following data together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Prospectus as well as with our Financial Statements, and the notes therewith. Effective November 5, 2004, we revoked our S-Corporation status and became a C Corporation. After the revocation of the S election, we will be responsible for income taxes generated as a result of reporting taxable income. The financial statements as of December 31, 2004, 2003, 2002, 2001 and 2000 include both our audited financial statements and pro-forma adjustments to provide for an income tax provision (benefit) and a deferred income tax liability for each year presented as if we had been a C Corporation during these periods of operation. We assumed an effective tax rate of 38.6% which reflects Federal taxes at 34% and state taxes, net of the Federal benefit. There are no significant permanent differences in any of the periods presented.

                                                               Year ended December 31,

(in thousands, except per share data)                       2004        2003        2002
                                                        (Restated)  (Restated)   (Restated)
                                                         ---------   ---------   ---------
Statements of operations data:
Contract revenues ......................................  $ 61,756    $ 51,206    $ 37,673
Costs of revenues ......................................    54,545      45,810      32,420
                                                         ---------   ---------   ---------
Gross margin ...........................................     7,211       5,396       5,253
Selling, General & Administrative.......................     8,994       4,951       2,890
                                                         ---------   ---------   ---------
Income (loss) from operations ..........................    (1,783)        445       2,363
Total other (expense) income ...........................       (49)         21          32
                                                         ---------   ---------   ---------
Net income (loss) before income taxes ..................    (1,833)        467       2,395
Provision for income taxes .............................     1,934          35           8
                                                         ---------   ---------   ---------
Net income (loss) ......................................    (3,767)        432       2,388
Basic and diluted net income (loss) per common share      $  (0.21)   $   0.03    $   0.14
Basic and diluted weighted average common share used
to compute net income (loss) per share .................    17,897      17,500      17,500

OTHER DATA:
Cash flow from (used in) operating
activities .............................................  $   (117)   $ (1,623)   $    (74)
Cash flow used in investing activities .................      (292)       (995)        (89)
Cash flow from (used in) financing activities ..........       570       2,006         742
Capital expenditures ...................................      (292)     (1,043)       (108)

Balance sheet data (as of December 31):
Current assets .........................................  $ 16,604    $ 17,291    $ 10,547
Current liabilities ....................................    13,832      12,141       5,053
Total Stockholders' equity .............................     2,356       6,127       5,695

PRO FORMA FINANCIAL DATA:

The unaudited pro forma information for the periods set forth below is based on the operations of Paradigm Solutions Corporation and is prepared as if the Corporation had been a C Corporation at the beginning of each period assuming a tax provision of 38.6%.

                                                           2004         2003         2002
STATEMENT OF OPERATION DATA:                            (Pro forma)  (Pro forma)  (Pro forma)
(in thousands, except per share data)
Contract revenue                                            61,756       51,206       37,673
Net income (loss) before income taxes                       (1,833)         467        2,395
Income tax provision (benefit)                                (707)         180          925
Net income (loss)                                           (1,125)         287        1,471
Basic and diluted net income (loss) per common share       $ (0.06)     $  0.02      $  0.08
Weighted average common shares outstanding                  17,897       17,500       17,500

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

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. At the end of December 31, 2004, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 99% of our revenues. During that same period, our five largest clients, all agencies of the federal government, generated approximately 93% of our revenues. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

Paradigm Solutions Corporation utilized the Small Business Administration (SBA) 8(a) Business Development Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. The term "graduate" is used to refer to a Participant's exit from the 8(a) BD Program at the expiration of the Participant's term, thus the business is no longer considered 8(a). This program, allowed the business to build a base of business with various federal civilian agencies. The backlog of federal business under this program will continue until the contracts end, after which we will pursue several avenues to maintain the business we believe is important to our strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime. SBA 8(a) contracts which provide 32%, 43% and 25% of our current SBA 8(a) revenues will come up for renewal in 2005, 2006 and 2007, respectively.

Due to our graduation from the Small Business Administration 8(a) Business Development Program, we are no longer classified as a small disadvantaged business by the federal government. Accordingly, we will no longer have access to contract vehicles set aside for 8(a) businesses. As of October 2004, Paradigm Solutions Corporation began competing solely in the open marketplace for federal business. We have a history of winning contracts in "full and open" competitions, including contracts at the Department of Housing and Urban Development, Department of Treasury and the Department of Commerce. Paradigm Solutions will continue to aggressively pursue opportunities in the federal and commercial marketplace. We believe we can mitigate the impact of transitioning from the 8(a) program through the acquisition of new contract vehicles and the expansion of work with current customers.

Our most significant expense is direct costs, which consist primarily of direct labor, subcontractors, materials, equipment, travel and an allocation of indirect costs including fringe. The number of subcontract and consulting employees assigned to a project will vary according to the size, complexity, duration and demands of the project.

Selling, general and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, marketing and business development resources, employee training, occupancy costs, R&D expenses, depreciation and amortization, travel, and all other corporate costs.

Other income and expense consists primarily of interest income earned on our cash, interest payable on our revolving credit facility, cash equivalents and marketable securities.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to contingent liabilities, revenue recognition, and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, costs of revenues and property and equipment.

REVENUE RECOGNITION

Services are performed under contracts that may be categorized into three primary types: time and materials, cost-plus reimbursement and firm fixed price. Revenue for time and materials contracts is recognized as labor is incurred at fixed hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Time and materials contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts. Revenue is recognized under cost-plus contracts on the basis of direct and operating costs and expenses incurred plus a negotiated profit calculated as a percentage of costs or as performance-based award fee. Cost-plus type contracts provide relatively less risk than other contract types because we are reimbursed for all direct costs and certain operating costs and expenses, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain cost plus type contracts, which are referred to as cost-plus award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience, communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer or our average historical award fee rate for the company. The Company has two basic categories of fixed price contract: fixed unit price and fixed price-level of effort. Revenues on fixed unit price contracts, where specific units of output under service agreements are delivered, are recognized as units are delivered based on the specific price per unit. Revenue on fixed price maintenance contracts is recognized on a pro-rata basis over the length of the service period. Revenue for the fixed price level of effort contacts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor.

Contract revenue recognition inherently involves estimation. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of our progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise our estimated total revenue or costs. Typically, these revisions relate to contractual changes. To the extent that a revised estimate affects contract revenue or profit previously recognized, we record the cumulative effect of the revision in the period in which it becomes known. In addition, the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes known. We may be exposed to variations in profitability if we encounter variances from estimated fees earned under cost plus-award fee contracts and estimated costs under fixed price contracts. Software revenue recognition is in accordance with AICPA Statement of Position 97-2. Since the Company has not established VSOE, recognition of revenue from the sale of licenses is over the term of the contract.

COSTS OF REVENUES

Our costs are categorized as direct or selling, general & administrative expenses. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, subcontractor costs, consultant fees, travel expenses, materials and an allocation of indirect costs. Indirect costs consist primarily of fringe benefits (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), intermediate management and certain other non-direct costs which are necessary to provide direct labor. Indirect costs, to the extent that they are allowable, are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense and certain general and administrative expenses. A key element to be successful in our business is our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. Costs of revenues are considered to be a critical accounting policy because of the direct relationship to revenue recognized.

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

Consolidated Statement of Operations Years Ended December 31, 2004, 2003 and
2002

                (Dollars in thousands except for the percentages)

                                                     Twelve Months Ended December 31,

                                      FY04          FY03          FY02          FY04          FY03          FY02
                                    -------       -------       -------       -------       -------       -------
Revenue                             $61,756       $51,206       $37,673         100.0%        100.0%        100.0%
Cost of Revenue                      54,545        45,810        32,420          88.3          89.5          86.0
Gross Margin                          7,211         5,396         5,253          11.7          10.5          14.0
Selling, general & administrative     8,994         4,951         2,890          14.6           9.6           7.7
Income (loss) from Operations        (1,783)          445         2,363          (2.9)          0.9           6.3
Total other (expense) income            (49)           21            32          (0.0)          0.0           0.1
Proforma Income tax (benefit)
 provision                             (707)          180           925          (1.1)          0.3           2.5
Proforma Net Income (loss)           (1,125)          287         1,471          (1.8)          0.6           3.9

The table below sets forth, for the periods indicated, the service mix in revenue with related percentages of total revenue and the year-to-year change in dollars and percent.

                                                                                             Year-to-Year Change
                                                                                     -----------------------------------
                                            Year - % of Total                        FY 04 to FY 03       FY03 to FY20
                         -------------------------------------------------------     ---------------     ---------------
                          2004       %        2003       %        2002       %          %        %          $        %
                         ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
Federal Service
Contracts                39,428     63.8%    36,082     70.5%    26,657     70.8%     3,346      9.3%     9,425     35.4%

Federal Repair &
Maintenance Contracts    22,269     36.1%    15,115     29.5%    11,016     29.2%     7,154     47.3%     4,099     37.2%

Commercial Service
Contracts                    59      0.1%         9      0.0%        --      0.0%        50    555.6%         9
                         ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
Total Revenue            61,756    100.0%    51,206    100.0%    37,673    100.0%    10,550     20.6%    13,533     35.9%
                         ======    =====     ======    =====     ======    =====     ======    =====     ======    =====

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenue. Revenue increased 20.6% to $61.8 million for 2004 from $51.2 million for 2003. The $3.3 million increase in federal services revenue was driven by a full year of revenue on a four year Department of Housing and Urban Development contract awarded in March of 2003. The $3.6 million increase attributable to this project was partially off-set by a decrease in task-order work with another civilian agency client. The 47.3% increase in federal repair and maintenance contracts was a result of organic growth with our Department of Treasury customer, which included a full year of revenue on a five year printer maintenance contract with the IRS that was awarded in July of 2003. The entire growth of commercial revenue came from business continuity services in the area of risk assessment and business impact analysis with two new commercial customers, Greenhill and Aventis.

Cost of Revenue. Cost of revenue increased 19.1% to $54.5 million for 2004 from $45.8 million for 2003. The increase was due primarily to an increase in hardware and software delivered to our Department of Treasury customer, which was $5.5 million of the $8.7 million increase. In addition, our increase in federal project personnel to 255 as of December 31, 2004, as compared to 237 as of December 31, 2003 resulted in an additional $1.7 million in expense. The company also continued its investment in the launch of the commercial continuity business, which resulted in $1.5 million in expense versus $0.6 million for the same period in 2003. The remaining $0.6 million increase was a result of other direct costs associated with our increased revenues.

Gross Margin. Gross margin increased 33.6% to $7.2 million for 2004 from $5.4 million in 2003. This $1.8 million in growth is associated with the $10.6 million growth in revenue. Overall gross margin as a percentage of revenues increased to 11.7% in 2004 from 10.5% in 2003. Service contract gross margin increased by 81.8% to 14.8% in 2004 from 9.5% in 2003 due to increased employee utilization and operational cost efficiencies as our contracts awarded in 2003 graduated from the start-up phase. Repair and maintenance contract gross margin decreased by 49.5% to 5.1% in 2004 from 13.1% in 2003 as a result of incremental costs on the IRS LTMCC contract.

Selling, General & Administrative. Selling, general & administrative (SG&A) expenses increased 80.2% to $9.0 million from $5.0 million for the same period in 2003. As a percentage of revenue, SG&A expenses increased to 14.6% for the twelve months ended December 31, 2004 from 9.6% for the same period in 2003. The increase was attributable to additional compensation related expenses from increased staffing of $1.2 million, research and development costs associated with the design and launch of our OpsPlanner product of $1.0 million, additional B&P expenses of $0.2 million, additional facilities expenses of $0.4 million due to a full year of expense for our Rockville headquarters, expenses of $0.4 to acquire Cheyenne Resources and an additional $0.4 million in 3rd party fees including legal, consulting and audit support .

Net Income. Net income as reported in the pro-forma table in the selected financial data section, decreased to a loss of $1.1 million for 2004 from income of $0.3 million in 2003. This decrease was associated with the incremental selling, general and administrative expenses discussed above, which was offset by the income tax benefit of $0.7 million.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenue. Revenues increased 35.9% to $51.2 million for 2003 from $37.7 million for 2002. The $13.5 million increase in revenue primarily reflects an increase in organic growth with our existing clients which included $3 million with the Department of Treasury and $4 million with the Department of Justice. We define organic growth as the increase in revenues excluding the revenues associated with acquisitions, divestitures and closures of businesses in comparable periods. Two new contract awards also contributed to the increase in revenue in 2003 which included a four year Housing and Urban Development Community Planning and

Development (HUD-CPD) contract awarded in March of 2003 which contributed $6 million and a five year printer maintenance contract with the IRS that was awarded in July of 2003 which contributed $0.5 million.

Cost of Revenue. Cost of revenue increased 41.4% to $45.8 million for 2003 from $32.4 million for 2002. The increase in costs of revenues was due in part to the corresponding growth in revenues resulting from organic growth and the increase in employee headcount. Project personnel headcount grew to 237 as of December 31, 2003, as compared to 174 as of December 31, 2002. As a percentage of revenue, cost of revenue increased to 89.5% for the twelve months ended December 31, 2003 versus 86.0% for the same period in 2002. The increase in costs as a percentage of revenue was primarily attributable to the investment made in the commercial continuity business of $0.6 million, increased facilities expense related to the opening of our new headquarters office in Rockville and our new customer site location in Washington, DC of $0.5 million and start-up related costs related to the new HUD-CPD and IRS Print maintenance contracts of $0.5 million.

Gross Margin. Gross margin increased 2.7% to $5.4 million for 2003 from $5.3 million in 2002. Gross margin as a percentage of revenues decreased to 10.5% in 2003 from 14.0% in 2002. The decrease in gross margin was attributable to the investment in the commercial continuity business, start-up costs related to our new HUD-CPD and IRS Print contracts and increased facility costs as stated above in cost of revenue.

Selling, General & Administrative. Selling, general & administrative (SG&A) expenses increased 71.3% to $5.0 million from $2.9 million for the same period in 2003. As a percentage of revenue, SG&A expenses increased to 9.6% for the twelve months ended December 31, 2003 from 7.7% for the same period in 2002. Our total sales, general and administrative headcount increased to 32 employees as of December 31, 2003 compared to 27 employees as of December 31, 2002. The increase in expenses was attributable to research and development costs related to the OpsPlanner software product of $0.6 million and additional compensation expenses related to the increased staffing and management bonuses.

Net Income. Net income as reported in the pro-forma table in the selected financial data section decreased to $0.3 million for 2003 from $1.5 million for 2002. The decrease was attributable to the investments made in the business plus the incremental selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

In 2004, we funded working capital requirements, our investment in business continuity, and the expense of going public primarily through internally generated operating cash flow and funds borrowed under our existing credit facility.

For the year ended December 31, 2004, the corporation generated an increase in net cash flow of $161 thousand whereas, the prior year ended with a net decrease in cash flow of $613 thousand. The main contributing factors were an overall reduction of accounts receivable, as well as an increase in accounts payable and accrued expenses. The corporation's accounts receivable decreased $3.0 million to $11.5 million for the year ended December 31, 2004, as compared to an increase of $6.0 million for the year ended December 31, 2003. The decrease was primarily a result of internal process enhancements related to collections. Accounts receivable at the end of 2004 represented 64.9% of total assets, compared to 78.9% at the end of 2003. Prepaid expense increased to $4.3 million for year ended December 31, 2004 versus $2.2 million for year ended December 31, 2003. The $2.1 million increase was primarily due to year-end hardware and software maintenance purchases associated with our IRS LTMCC contract. Although the purchase of the maintenance contracts is an annual event, we anticipate prepaid expenses will return to 2003 levels for year ending December 31, 2005 due to a reduction in the term of the required maintenance contracts from 12 months to 6 months. The corporation funded this incremental purchase with operating cash flow and utilization of our existing credit facility. Effective November 5, 2004, PSC revoked its S-Corporation status. At that date, the Corporation had net income which has been recognized for financial reporting purposes, but not for income tax purposes of approximately $6.6 million. This net deferred income will be recognized for income tax purposes equally over four years beginning with the year ending December 31, 2004. The revocation of the S-Corporation status resulted in a deferred income tax liability that was recorded on the date of revocation of approximately $2.6 million. Net income for the year ending December 31, 2004 and retained earnings were reduced by this amount.

For the year ended December 31, 2004, net cash used by operations was $117 thousand, which was attributable to the decrease in accounts receivable off-set by the net loss and increase in prepaid expenses. Cash used by operations was $1.6 million for the year ended December 31, 2003, which was attributable to increases in accounts receivable and prepaid expenses off-set by increases in accounts payable and deferred revenue.

Cash used for investing was $292 thousand during 2004 and $995 thousand in 2003 which was attributable to the purchase of property and equipment to support operations. Equipment acquisition during 2003 was significantly higher than 2004, as a result of capital investments made by the corporation relating to the start-up of the HUD-CPD and IRS printer maintenance contracts, technology refresh of computers, build-out of our internal innovation center at our headquarter location, and the investment associated with a web-based time-keeping system.

Cash provided by financing was $570 thousand for the year ended December 31, 2004, compared to $2.0 million as of December 31, 2003. Both were comprised of transactions under the corporations existing line of credit and banking activity with SunTrust Bank.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are provided in Part IV, Item 15 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The only material change that occurred was in the change in independent accountants as filed on Form 8-K dated March 30, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

As of the year ending December 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, these disclosure controls and procedures were effective. No material changes occurred in our internal controls over financial reporting (as defined in Rule 13a under the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

As a result of the SEC's review of the Company's Form 10-K for the year ended December 31, 2004, it was determined that the Company should 1) break-out certain expenses previously reported as "Indirect Costs" into Cost of Revenue and Selling, General and Administrative expenses and 2) restate revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts. Although there is no impact on total revenue, net income or earnings-per-share, the gross margin for each year reported has changed. After discussions with the SEC, the Company has agreed to restate its financial statements. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-K/A, and in Note 16, "Restatement" in the Notes to the consolidated financial statements contained in Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In management's opinion, given the nature of the restatement, such restatement did not change its conclusion that the Company's controls and procedures are effective.

In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information with respect to the directors and executive officers of the Company.

Name                    Age    Position with the Company
----                    ---    -------------------------
Raymond A. Huger        58     Chief Executive Officer and Chairman of the Board
                               of Directors

Frank J. Jakovac        55     President and Chief Operating Officer

Richard Sawchak         31     Vice-President and Chief Financial Officer

Francis X. Ryan         53     Director

John A. Moore           52     Director

Edwin M. Avery          57     Director

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

Mr. Huger's Prior
Five Year History:       2004 - Present, Chairman & CEO, Paradigm Holdings, Inc.
                         1991 - 2004, President & CEO, Paradigm Solutions Corp.

Frank J. Jakovac, President and Chief Operating Officer - Frank has over 25 years experience leading organizations through every phase of their lifecycle: from start-up to change and revitalization, to turnaround and accelerated growth. His background includes cross-functional expertise and experience in areas including business development, leadership, management, corporate governance, and regulatory issues. Jakovac built a highly successful entrepreneurial venture from start-up to $300 million in only four years and built another privately held venture from start-up to $100 million in assets within five years. In addition, he has participated in successful mergers and restructuring ventures and has nurtured working relationships with Fortune 500 CEOs, growth. His more recent successes include the founding of Adriatic Ventures in 1998 (which commercialized and managed projects ranging from information technology to land development) and his tenure as president and CEO of Avid Sportswear & Golf Corp., where he contributed to the organization's turnaround and divestiture. Jakovac graduated with a Bachelor of Science from Edinboro University and completed the Executive Extended Master Program in Business Administration, University of Pittsburgh.

Mr. Jakovac's Prior
Five Year History:       2004 - Present, Chairman & COO, Paradigm Holdings, Inc.
                         1998 - 2001, President & CEO, Adriatic Ventures, Inc.

Richard P. Sawchak, Vice President and Chief Financial Officer - Mr. Sawchak has extensive experience in financial management, corporate financing and executing and integrating acquisitions in a public company environment. From September 2003 to September 2005, he served as Director of Global Financial Planning & Analysis at GXS, Inc. At GXS, he was responsible for managing a global finance organization focused on improving business performance. From August 2000 to August 2003, he was the Director of Finance and Investor Relations at Multilink Technology Corporation. He was instrumental in the company's successful IPO and eventual sale at a premium. Mr. Sawchak has also held senior management positions at Lucent Technologies, Inc. and graduated in the top of his class from Lucent's financial leadership program. He holds a Master's Degree from Babson College and a Bachelor's Degree in Finance from Boston College, where he graduated Summa Cum Laude.

Mr. Sawchak's Prior         2005 - Present, Vice President & Chief Financial
Five Year History:          Officer, Paradigm Holdings, Inc.
                            2003 - 2005, Director of Global Financial Planning &
                            Analysis, GXS, Inc.
                            2000 - 2003, Director of Finance and Investor
                            Relations, Multilink Technology Corporation

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

     Mr. Ryan's Prior
     Five Year History:        1991 - Present, President, F.X. Ryan & Associates

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

Mark Serway resigned from the Company effective August 15, 2005.

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

Compliance With Section 16(a) Of The Securities Exchange Act

Section 16(a) of the Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on information provided to Paradigm Holdings, we believe that all of the Company's directors, executive officers and persons who own more than 10% of our common stock were in compliance with
Section 16(a) of the Exchange act of 1934 during the last fiscal year, except as follows: Form 3's for Messrs. Huger, Jakovac, Ryan, Serway, Moore and Avery were not timely filed.

Mark Serway resigned from the Company effective August 15, 2005.

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

                           SUMMARY COMPENSATION TABLE

                                                             Annual Compensation                      Long Term Compensation
                                                 ---------------------------------------------------------------------------------
                                                                                       Restricted  Options/    LTIP     All Other
                                                                          Other Annual   Stock     Revenue    payouts    Compen-
Name                  Title                      Year   Salary    Bonus   Compensation  Awarded    SARs (#)    ($)       sation
----------------------------------------------------------------------------------------------------------------------------------
Raymond A. Huger      Chief Executive Officer    2004   384,243  231,679        --
                      and Chairman of            2003   404,641  405,476        --
                      the Board of Directors     2002   352,087  345,093        --

Frank J. Jakovac (1)  President,                 2004   181,365   70,417        --
                      Chief Operating            2003
                      Officer and Director       2002

Mark A. Serway (2)    Senior Vice President,     2004   196,150   39,700        --
                      Chief Financial Officer    2003    43,578    5,600
                      and Director               2002

Harry M. Kaneshiro    Executive Vice President,  2004   403,367  181,995        --
                      Paradigm Solutions Corp.   2003   500,913  309,589        --
                                                 2002   422,764  270,090        --

Samar Ghadry (3)      Senior Vice President,     2004   497,929  104,693        --
                      Paradigm Solutions Corp.   2003   672,933  136,802        --
                                                 2002   571,123  119,037        --


(1) Frank Jakovac was hired on May 11, 2004
(2) Mark Serway was hired on July 28, 2003. Mark Serway resigned from the Company effective August 15, 2005.
(3) Samar Ghadry's employment with Paradigm Solutions Corporation ended effective as of April 1, 2005.

The following table contains information regarding options granted during the year ended December 31, 2004 to Paradigm Holdings' named executive officer.

                             OPTION/SAR GRANTS TABLE

                                                      No. of      % Total Options/SARs
                                                      Securities  Granted to Employees
                                                      Underlying      in year ended
                                                      Options/SARs     December 31         Exercise or
                                                      Granted             2004              Base Price          Expiration
Name                                Title                (#)               (%)            ($ per Share)            Date
--------------------------------------------------------------------------------------------------------------------------
Raymond A. Huger         Chief Executive Officer
                         and Chairman of
                         the Board of Directors           n/a

Frank J. Jakovac         President,                       n/a
                         Chief Operating Officer and
                         Director

Mark A. Serway (1)       Senior Vice President,           n/a
                         Chief Financial Officer
                         and Director

Harry M. Kaneshiro       Executive Vice President         n/a
                         Paradigm Solutions Corp.

Samar Ghardry (2)        Senior Vice President            n/a
                         Paradigm Solutions Corp.

(1) Mark Serway resigned from the Company effective August 15, 2005.
(2) Samar Ghadry's employment with Paradigm Solutions Corporation ended effective as of April 1, 2005.

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

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTIONS/SAR VALUES

                                                                           Number of Securities         Value of Unexercised
                                                                          Underlying Unexercised            In-the-Money
                                               Shares                          Options/SARs                 Options/SARs
                                            Acquired on      Value               at FY-End                   at FY-End
                                              Exercise     Realized                 (#)                         ($)
Name                          Title             (#)           ($)       Exercisable    Unexcersiable  Exercisable Unexercsiable
-----------------------------------------------------------------------------------------------------------------------------
Raymond A. Huger       Chief Executive
                       Officer and Chairman of
                       the Board of Directors

Frank J. Jakovac       President,               n/a
                       Chief Operating
                       Officer and Director

Mark A. Serway (1)     Senior Vice President,   n/a
                       Chief Financial Officer
                       and Director

Harry M. Kaneshiro     Executive
                       Vice President           n/a
                       Paradigm Solutions Corp.

Samar Ghardry (2)      Senior Vice President    n/a
                       Paradigm Solutions Corp.

(3) Mark Serway resigned from the Company effective August 15, 2005.
(4) Samar Ghadry's employment with Paradigm Solutions Corporation ended effective as of April 1, 2005.

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

                                                   Amount and Nature
                   Name and Address                  of Beneficial         Percentage
Title of Class     of Beneficial Owner (1)             Ownership      of Common Stock (2)
--------------     -----------------------             ---------      -------------------
Common Stock       Raymond Huger                      12,775,000              63.87%
Common Stock       Frank Jakovac                               0                  0%
Common Stock       Mark Serway (3)                             0                  0%
Common Stock       Francis Ryan                                0                  0%
Common Stock       John Moore                                  0                  0%
Common Stock       Edwin Avery                                 0                  0%
Common Stock       Harry Kaneshiro                     3,150,000              15.75%
Common Stock       Samar Ghadry                        1,575,000               7.87%
                                                       ---------             ------

                   All Directors and Executive
                     Officers as a Group              17,500,000              87.49%

Common Stock       J.P. Consulting                     1,054,411               5.27%
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

(3) Mark Serway resigned from the Company effective August 15, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional services rendered by Aronson & Company for the fiscal year ended December 31, 2004 and December 31, 2003.

                            YEARS ENDED DECEMBER 31,

                                    2004            2003
                                 ---------       ---------
        Audit fees:              $  43,645       $  17,250
        Audit related fees:         21,468          14,925
        Tax fees:                    9,832           7,270
        All other fees:                 --              --
        Total                    $  74,945       $  39,445

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)

                                TABLE OF CONTENTS

                                                                            Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1
AUDITED FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                          F-2 - F-3
  Consolidated Statements of Operations                                      F-4
  Consolidated Statements of Stockholders' Equity                            F-5
  Consolidated Statements of Cash Flows                                      F-6
  Notes to Consolidated Financial Statements                          F-7 - F-16

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

As discussed in Note 16, the financial statements referred to above have been restated to break-out certain expenses previously reported as "indirect costs" into cost of revenue and selling, general and administrative expenses and to restate revenue and cost of revenue balances related to the federal maintenance contracts and federal service contracts.


/s/ Aronson & Company

Rockville, Maryland
February 11, 2005, except for notes 5 and 16, as to which the dates are July 25, 2005 and September 28, 2005, respectively

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

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                                    2004            2003            2002
                                                         (Restated       (Restated       (Restated
                                                           Note 16)        Note 16)        Note 16)
----------------------------------------------------    ------------    ------------    ------------
Contract Revenue
  Service contracts                                     $ 39,487,603    $ 36,091,375    $ 26,656,972
  Repair and maintenance contracts                        22,268,698      15,114,617      11,016,120
                                                        ------------    ------------    ------------
    Total contract revenue                                61,756,301      51,205,992      37,673,092
                                                        ------------    ------------    ------------

Cost of revenue
  Service contracts                                       33,950,665      32,675,562      23,023,558
  Repair and maintenance contracts                        20,594,289      13,134,103       9,396,121
                                                        ------------    ------------    ------------
    Total cost of revenue                                 54,544,954      45,809,665      32,419,679
                                                        ------------    ------------    ------------

Gross margin                                               7,211,347       5,396,327       5,253,413

   Selling, General & Administrative                       8,994,477       4,950,853       2,889,944
                                                        ------------    ------------    ------------
    Income (loss) from operations                         (1,783,130)        445,474       2,363,469
                                                        ------------    ------------    ------------

Other (expense) income
  Interest income - stockholder                                                1,607           4,039
  Interest income - other                                     12,529          20,085          30,665
  Interest expense                                           (61,920)           (290)         (2,741)
                                                        ------------    ------------    ------------
    Total other (expense) income                             (49,391)         21,402          31,963
                                                        ------------    ------------    ------------

Net income (loss) before income taxes                     (1,832,521)   $    466,876    $  2,395,432
                                                        ------------    ------------    ------------

Provision for income taxes                                 1,934,380          35,125           7,529
                                                        ------------    ------------    ------------

Net income (loss)                                       $ (3,766,901)   $    431,751    $  2,387,903
                                                        ------------    ------------    ------------

Basic and diluted net income (loss) per common share    $      (0.21)   $       0.03    $       0.14
                                                        ------------    ------------    ------------

Basic and diluted weighted average common shares used
  to compute net income (loss) per share                  17,896,709      17,500,000      17,500,000
                                                        ------------    ------------    ------------

Pro-forma provision (benefit) for income taxes (Note 12)    (707,353)        180,214         924,636
                                                        ------------    ------------    ------------

Pro-forma net income (loss)                               (1,125,168)        286,662       1,470,796
                                                        ------------    ------------    ------------

Pro-forma basic and diluted net income (loss)           ($      0.06)   $       0.02    $       0.08
  per common share                                      ------------    ------------    ------------

Pro-forma weighted average common shares outstanding      17,896,709      17,500,000      17,500,000
                                                        ------------    ------------    ------------


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

Effective November 3, 2004, PDHO conducts business through its wholly owned subsidiary Paradigm Solutions Corporation. On December 17, 2004, PDHO formed a wholly owned subsidiary, Paradigm Solutions International, Inc. (PSI). The accompanying consolidated financial statements include the accounts of PDHO, PSC and PSI (collectively, the Corporation). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Software revenue recognition is in accordance with AICPA Statement of Position 97-2. Since the Company has not established VSOE, recognition of revenue from the sale of licenses is over the term of the contract.

Revenue from cost-type contracts is recognized as costs are incurred on the basis of direct costs plus allowable operating costs and expenses and an allocable portion of the fixed fee.

The Company is subject to audits from federal government agencies. The Company has reviewed its contracts and determined there is no material risk of financial adjustments due to government audit. To date, we have not had any adjustments as a result of a government audit of our contracts.

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

COST OF REVENUE

Cost of revenue for service contracts consist primarily of labor, consultant, subcontract, materials, travel expenses and an allocation of indirect costs attributable to the performance of the contract.

Cost of revenue for repair and maintenance contracts consist primarily of labor, consultant, subcontract, materials, travel expenses and an allocation of indirect costs attributable to the performance of the contract.

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

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property and real estate. Under the agreement, the line is due on demand and interest is payable monthly depending on the Corporation's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Corporation may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. The Loan and Security Agreement requires that the Company maintain the following covenants and ratios: (1) minimum tangible net worth of $2,000,000 plus 50% of Company's net income for each fiscal year beginning with fiscal year ending December 31, 2005; (2) debt coverage ratio of not less than 1.500 to 1.000; (3) maximum leverage ratio of 5.50 to 1.00, which will be decreased to 5.25 to 1.00 by December 31, 2005 and 4.00 to 1.00 by December 31, 2006. All working capital, as it relates to these covenants and ratios requirements will be evaluated as of quarter-end.

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

Mark Serway resigned from the Company effective August 15, 2005. Mr. Serway received three months of severance as part of his resignation agreement.

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

CONTRACT STATUS

The Corporation has authorized but uncompleted contracts on which work is in progress at December 31, 2004 approximately, as follows:

                                                                        2004
                                                                  --------------
Total contract prices of initial contract awards, including
exercised options and approved change orders (modifications)      $ 179,025,000
Completed to date                                                  (144,150,000)
--------------------------------------------------------------------------------
  AUTHORIZED BACKLOG                                              $  34,875,000
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

                                         2004            2003
                                    --------------- -------------
Revenue                             $  61,756,301   $  51,216,189
Net income (loss)                      (1,125,168)        286,662
Net income (loss) per share,
  basic and diluted                 $        (.06)  $         .02

The unaudited pro forma information for the periods set forth below is based on the operations of Paradigm Solutions Corporation and is prepared as if the Corporation had been a C Corporation at the beginning of each period. The effective tax rate of 38.6% reflects Federal taxes at 34% and state taxes, net of the Federal benefit. There are no significant permanent differences in any of the periods presented.

                                                  2004            2003           2002
                                             ------------    ------------   ------------
STATEMENT OF OPERATION DATA:                  (Pro forma)     (Pro forma)    (Pro forma)
                                             ------------    ------------   ------------
Contract revenue                             $ 61,756,301    $ 51,205,992   $ 37,673,092
Net income (loss) before income taxes          (1,832,521)        466,876      2,395,432
Income tax provision (benefit)                   (707,353)        180,214        924,636
                                             ------------    ------------   ------------
Net income (loss)                            $ (1,125,168)   $    286,662   $  1,470,796
                                             ============    ============   ============
Basic and diluted net income (loss) per
  common share                               $      (0.06)   $       0.02   $       0.08

Weighted average common shares outstanding     17,896,709      17,500,000     17,500,000

13. SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

The following table presents the quarterly results for the Corporation for the years ended December 31, 2004 and 2003:

                             1st               2nd                3rd                4th
       2004                QUARTER           QUARTER            QUARTER            QUARTER
       ----             ------------       ------------       ------------       ------------
Revenue                 $ 14,111,171       $ 15,271,579       $ 16,592,604       $ 15,780,947
Gross margin               1,584,143          2,039,410          1,995,767          1,592,027
Net income (loss)       $   (153,321)      $   (143,415)      $   (255,237)      $ (3,214,928)

Net income (loss) per   $      (0.01)      $      (0.01)      $      (0.01)      $      (0.18)
share, basic
diluted

                               1st               2nd                3rd                4th
       2003                  QUARTER           QUARTER            QUARTER            QUARTER
       ----               ------------       ------------       ------------       ------------
Revenue                   $ 10,599,899       $ 14,287,100       $ 12,281,706       $ 14,037,287
Gross margin                 1,014,526          1,656,497          1,404,101          1,321,203
Net income (loss)         $    (62,029)      $    752,044       $   (172,830)      $    (85,434)

Net income (loss) per
share, basic and
diluted                   $         --       $       0.04       $      (0.01)      $         --

The Corporation restated the results of the first, second and third quarters of 2004 to properly recognize revenue on the Department of Treasury LTMCC contract. The Company has restated its previously issued financial statements to break-out certain expenses previously reported as indirect costs into cost of revenue and selling, general and administrative expenses.

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

16. RESTATEMENT

The Company has restated its previously issued financial statements to break-out certain expenses previously reported as Indirect Costs into Cost of Revenue and Selling, General and Administrative expenses for the years ended December 31, 2004, 2003, and 2002 and to restate revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts for the year ended December 31, 2004. The effects of the restatement on gross margin were as follows:

                                              2004                  2003               2002
                                          ------------         ------------       ------------
Contract Revenue, as previously
reported                                  $ 61,756,301         $ 51,205,992       $ 37,673,092

  Adjustments to Revenue                            --                   --                 --
                                          ------------         ------------       ------------
Revenue, as restated                      $ 61,756,301         $ 51,205,992       $ 37,673,092

Cost of Revenue, as previously
reported                                  $ 46,673,183         $ 38,750,414       $ 28,241,358

   Adjustment to Cost or Revenue             7,871,771            7,059,251          4,178,321
                                          ------------         ------------       ------------
Cost of Revenue, as restated              $ 54,544,954         $ 45,809,665       $ 32,419,679

Gross Margin, as previously
reported                                  $ 15,083,118         $ 12,455,578       $  9,431,734

   Adjustment to Gross Margin               (7,871,771)          (7,059,251)        (4,178,321)
                                          ------------         ------------       ------------
Restated Gross Margin, as restated        $  7,211,347         $  5,396,327       $  5,253,413

Other Operating Expense, as previously
reported                                  $ 16,866,248         $ 12,010,104       $  7,068,265

   Adjustment to Other Operating            (7,871,771)          (7,059,251)        (4,178,321)
                                          ------------         ------------       ------------
Selling, General & Admin, as restated     $  8,994,477         $  4,950,853       $  2,889,944

Income from Operations, as previously
reported                                  $ (1,783,130)        $    445,474       $  2,363,469

  Adjustments to Income from Operations             --                   --                 --
                                          ------------         ------------       ------------
Income from Operations as restated        $ (1,783,130)        $    445,474       $  2,363,469

The restatements had no effects on total assets, total liabilities, total stockholder's equity, total revenue, net income or earnings-per-share previously reported.

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


                               PARADIGM HOLDINGS, INC.


Date: October 5, 2005          By: /S/    Raymond A. Huger
                                  ----------------------------------------------
                                  Raymond A. Huger
                                  Chairman, Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.




Signature                    Title                                Date
---------                    -----                                ----

/s/ Richard Sawchak        Chief Financial Officer         October 5, 2005
-------------------------
Richard Sawchak

/s/ Frank J. Jakovac       President and COO               October 5, 2005
-------------------------  and Director
Frank J. Jakovac

/s/ Frank Ryan              Director                       October 5, 2005
-------------------------
Frank Ryan

/s/ John A. Moore           Director                       October 5, 2005
-------------------------
John A. Moore

/s/ Edwin Mac Avery         Director                       October 5, 2005
-------------------------
Edwin Mac Avery

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

   10.3 Employment Agreement between the Registrant and Mark Serway, dated November 4, 2004 (1)

   10.4           Amended November 15, 2004 SunTrust Line of Credit Agreement

   10.5           Material Contract - Department of Treasury - IRS LTMCC

   10.6 Material Contract - Department of Justice - Alcohol, Tobacco, Firearms and Explosives

   10.7 Material Contract - Housing and Urban Development - Community Planning and Development

   10.8           Material  Contract  -  Department  of  Homeland  Security - US
                  Secret Service

   10.9 Employment Agreement between the Registrant and Richard Sawchak, dated September 28, 2005 (2)

   14.1           Code of Ethics (1)

   31.1           Section 302 Certification of Chief Executive Officer

   31.2           Section 302 Certification of Chief Financial Officer

   32.1           Section 906 Certification of Chief Executive Officer

   32.2           Section 906 Certification of Chief Financial Officer


(1) Filed as exhibit to the Form SB-2 (No. 333-122777) dated February 11, 2005.
(2) Filed as exhibit to the Form 8-K dated September 28, 2005.