Form 10-Q/A
period 2005-03-31
Paradigm Holdings, Inc
filed 2005-10-07
CIK 313353

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (this "Amendment") is being filed as an amendment to our Quarterly Report on Form 10-A for the quarter ended March 31, 2005. The purpose of the form is to:

      1. Break-out certain expenses previously reported as "Indirect Costs" into Cost of Revenue and Selling, General and Administrative expenses.

      2. Restate revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts.

      3. Reflect the decrease in revenue, gross margin and net income attributable to changing the Company's revenue recognition as it relates to software licenses. In accordance with SOP 97-2, the Company will recognize software license revenue over the contract term until it establishes VSOE.

We have updated the Management's Discussion and Analysis section, financial statements and financial notes as appropriate.

In accordance with the rules of the Securities and Exchange Commission, this Amendment sets forth the complete text of each amended Item of the Quarterly Report on Form 10-Q, as amended.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..................................................4

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)..................................4
             CONSOLIDATED BALANCE SHEETS.......................................4
             CONSOLIDATED STATEMENT OF OPERATIONS..............................6
             CONSOLIDATED STATEMENT OF CASH FLOWS..............................7
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................8

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................13

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......17

     ITEM 4: CONTROLS AND PROCEDURES..........................................17

PART II: OTHER INFORMATION....................................................19

     ITEM 1: LEGAL PROCEEDINGS................................................19

     ITEM 6: EXHIBITS.........................................................19

SIGNATURES....................................................................20

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                   Restated
                                                    3/31/05          12/31/04
                                                  (Unaudited)
--------------------------------------           ------------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $    246,761      $    179,389
  Accounts receivable - contracts                  11,451,321        11,478,901
  Inventory, net                                      697,198           616,020
  Prepaid expenses                                  3,041,177         4,239,770
  Other current assets                                 80,257            89,890
                                                 ------------      ------------
    TOTAL CURRENT ASSETS                           15,516,714        16,603,970
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                              126,384           124,845
  Equipment                                         1,086,486         1,043,725
  Software                                            302,481           221,965
  Leasehold improvements                              121,000           121,000
                                                 ------------      ------------
    TOTAL PROPERTY AND EQUIPMENT                    1,636,351         1,511,535
                                                 ------------      ------------
      Less:  Accumulated depreciation                (590,599)         (504,348)
                                                 ------------      ------------
    NET PROPERTY AND EQUIPMENT                      1,045,752         1,007,187
                                                 ------------      ------------

OTHER ASSETS
  Deposits                                             77,182            77,182
                                                 ------------      ------------
    TOTAL ASSETS                                 $ 16,639,648      $ 17,688,339
                                                 ============      ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                       Restated
                                                        3/31/05       12/31/04
                                                      (Unaudited)
--------------------------------------------------    -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                      $ 1,046,773   $ 1,046,160
  Note payable - line of credit                         3,775,354     3,220,072
  Capital lease payable                                     4,671
  Accounts payable and accrued expenses                 4,259,141     5,476,967
  Accrued salaries and related liabilities              2,224,813     1,812,545
  Deferred income taxes                                   563,609       527,000
  Deferred revenue                                        907,789     1,749,410
                                                      -----------   -----------
    TOTAL CURRENT LIABILITIES                          12,782,150    13,832,154
                                                      -----------   -----------

LONG-TERM LIABILITIES
  Deferred rent                                           146,247       144,435
  Capital lease payable, net of current portion            13,185
  Deferred income taxes, net of current portion         1,184,102     1,356,000
                                                      -----------   -----------
    TOTAL LIABILITIES                                  14,125,684    15,332,589
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000
    shares authorized, 20,003,368 shares
    issued and outstanding                                200,034       200,034
  Retained earnings                                     2,313,930     2,155,716
                                                      -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY                          2,513,964     2,355,750
                                                      -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $16,639,648   $17,688,339
                                                      ===========   ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

Quarters Ended March 31,                                                    2005            2004
                                                                          Restated        Restated
------------------------------------------------------------------      ------------    ------------
Contract Revenue
  Service contracts                                                     $ 10,242,608    $  9,409,130
  Repair and maintenance contracts                                         4,803,579       4,702,041
                                                                        ------------    ------------
    Total contract revenue                                                15,046,187      14,111,171
                                                                        ------------    ------------

Cost of revenue
  Service contracts                                                        8,384,402       8,207,261
  Repair and maintenance contracts                                         4,425,842       4,319,767
                                                                        ------------    ------------
    Total cost of revenue                                                 12,810,244      12,527,028
                                                                        ------------    ------------

Gross margin                                                               2,235,943       1,584,143

Selling, general and administrative                                        1,941,579       1,722,710
                                                                        ------------    ------------
    Income (loss) from operations                                            294,364        (138,567)
                                                                        ------------    ------------

Other (expense) income
  Interest income                                                              4,272           4,633
  Other income                                                                   168              80
  Interest expense                                                           (39,801)        (15,831)
                                                                        ------------    ------------
    Total other (expense) income                                             (35,361)        (11,118)
                                                                        ------------    ------------

Net income (loss) before income taxes                                   $    259,003    $   (149,685)
                                                                        ------------    ------------

Provision for income taxes                                                   100,788           3,636
                                                                        ------------    ------------

Net income (loss)                                                       $    158,215    $   (153,321)
                                                                        ------------    ------------

Basic and diluted net income (loss) per common share                    $       0.01    $      (0.01)
                                                                        ------------    ------------

Basic and diluted weighted average common shares used
  to compute net income (loss) per share                                  20,003,368      17,500,000
                                                                        ------------    ------------

Pro-forma income tax provision (benefit)                                     100,788        (55,078)
                                                                        ------------    ------------

Pro-forma net income (loss)                                             $    158,215    $   (94,607)
                                                                        ------------    ------------

Pro-forma basic and diluted net income (loss) per
  common share                                                          $       0.01    $      (0.01)
                                                                        ------------    ------------

Pro-forma basic and diluted weighted average common
 shares used to compute net income (loss) per share                       20,003,368      17,500,000
                                                                        ------------    ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Quarters Ended March 31,                                                 2005            2004
                                                                       Restated
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $    158,215    $   (153,321)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
  Depreciation                                                            86,251          87,418
      (INCREASE) DECREASE IN
      Accounts receivable - contracts                                     27,580       4,877,771
      Inventory, net                                                     (81,178)       (139,853)
      Prepaid expenses                                                 1,198,593         608,662
      Other current assets                                                 9,633          (2,987)
      Deposits
    (DECREASE) INCREASE IN
      Accounts payable and accrued expenses                           (1,217,826)     (1,379,046)
      Accrued salaries and related liabilities                           412,267         149,030
      Deferred income taxes                                             (135,289)
      Deferred revenue                                                  (841,621)     (2,296,973)
      Deferred rent                                                        1,812
                                                                    ------------    ------------
    NET CASH(USED)PROVIDED BY OPERATING ACTIVITIES                      (381,563)      1,750,701
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (106,025)        (98,369)
                                                                    ------------    ------------
    NET CASH USED BY INVESTING ACTIVITIES                               (106,025)        (98,369)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                             614
  Payments on capital lease                                                 (936)
  Proceeds from line of credit                                        11,003,964       9,075,337
  Payments on line of credit                                         (10,448,682)    (10,077,488)
                                                                    ------------    ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     554,960      (1,002,151)
                                                                    ------------    ------------

    NET INCREASE IN CASH                                                  67,372         650,181

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           179,389          17,891
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    246,761    $    668,072
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for income taxes                                        $        300    $      3,636
                                                                    ============    ============
  Cash paid for interest                                            $     39,801    $     15,831
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

The Company is a full-service information technology (IT) and business solutions provider offering a wide range of technical support and management services to improve the operational efficiency of government and industry. The Company graduated from the Small Business Administration's 8(a) Business Development program on October 13, 2004. Today, the Company possesses a portfolio of flexible contract vehicle arrangements to expedite delivery of information technology services and solutions to clients across the federal government.

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

MAJOR CUSTOMERS

During the quarters ended March 31, 2005 and 2004, the Company's revenues generated from five major customers, totaled 97% and 90% of total revenue, respectively. The Company's accounts receivable related to these five major customers were 78% and 80% of total accounts receivable at the end of the respective quarters. The Company defines major customers by government agency.

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

                                                          March 31,    March 31,
                                                            2005        2004
STATEMENT OF OPERATION DATA:                            (Pro forma)  (Pro forma)
                                                        ------------------------
(in thousands, except per share data)
Contract revenue                                        $   15,046   $   14,111
Net income (loss) before income taxes                          259         (150)
Income tax provision (benefit)                                 101          (55)
Net income (loss)                                              158          (95)
Basic and diluted net income (loss) per common share    $     0.01   $     (.01)
Weighted average common shares outstanding                  20,003       17,500

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

3. CONTRACT STATUS

The Company has authorized but uncompleted contracts on which work is in progress at March 31, 2005 approximately, as follows:

2005
----
Total contract prices of initial contract awards, including exercised options and approved change

      orders (modifications)                                      $ 170,035,000
      Completed to date                                            (128,044,000)
      --------------------------------------------------------------------------
        AUTHORIZED BACKLOG                                        $  41,991,000
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

The Company terminated its line of credit agreement with SunTrust Bank effective September 1, 2005.

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

5. RESTATEMENT

The Company has restated its previously issued financial statements to:

      1. Break-out certain expenses previously reported as "Indirect Costs" into Cost of Revenue and Selling, General and Administrative expenses for the quarters ended March 31, 2005 and March 31, 2004. There was no impact to total revenue, net income or earnings-per-share for this adjustment.

      2. Restate revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts.

      3. Reflect the decrease in revenue, gross margin and net income attributable to changing the Company's revenue recognition as it relates to software licenses for the quarter ended March 31, 2005 and the three months ended March 31, 2005. In accordance with SOP 97-2, the Company will recognize software license revenue over the contract term until it establishes VSOE.

                                                                        Three Months Ended
                                                                     March 31,        March 31,
                                                                       2005             2004
                                                                   ------------     ------------
Total contract revenue, as previously reported                     $ 15,134,437     $ 14,111,171
Adjustment to Total Contract Revenue due to change
   in S/W Revenue Recognition                                           (88,250)              --
                                                                   ------------     ------------
Total contract revenue, as restated                                $ 15,046,187     $ 14,111,171

Gross margin, as previously reported                               $  4,177,068     $  3,456,670
Adjustment to Gross Margin due to
   break-out of Indirect Expense                                     (1,852,875)      (1,872,527)
Adjustment to Gross Margin due to
   change in S/W Revenue Recognition                                    (88,250)              --
                                                                   ------------     ------------
Gross margin, as restated                                          $  2,235,943     $  1,584,143

Net income (loss) before income taxes, as previously reported      $    347,253     $   (149,685)

Adjustment to Net Income (Loss) before Income Taxes due to
   change in S/W Revenue Recognition                                    (88,250)              --
                                                                   ------------     ------------
Net income (loss) before income taxes, as restated                 $    259,003     $   (149,685)

Net income, as previously reported                                 $    212,123     $   (153,321)

Adjustment to Net Income due to
   change in S/W Revenue Recognition                                    (53,908)              --
                                                                   ------------     ------------
Net income, as restated                                            $    158,215     $   (153,321)

                                                             Prior        Adjustment       Restated
                                                            3/31/05       Due to S/W        3/31/05
                                                          (Unaudited)    Recognition      (Unadited)
--------------------------------------                   ------------    ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $    246,761                    $    246,761
  Accounts receivable - contracts                          11,451,321                      11,451,321
  Inventory, net                                              697,198                         697,198
  Prepaid expenses                                          3,010,374          30,803       3,041,177
  Other current assets                                         80,257                          80,257
                                                         ------------    ------------    ------------
    TOTAL CURRENT ASSETS                                   15,485,911          30,803      15,516,714
                                                         ------------    ------------    ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                                      126,384                         126,384
  Equipment                                                 1,086,486                       1,086,486
  Software                                                    302,481                         302,481
  Leasehold improvements                                      121,000                         121,000
                                                         ------------    ------------    ------------
    TOTAL PROPERTY AND EQUIPMENT                            1,636,351               0       1,636,351
                                                         ------------    ------------    ------------
      Less:  Accumulated depreciation                        (590,599)                       (590,599)
                                                         ------------    ------------    ------------
    NET PROPERTY AND EQUIPMENT                              1,045,752               0       1,045,752
                                                         ------------    ------------    ------------
OTHER ASSETS
  Deposits                                                     77,182                          77,182
                                                         ------------    ------------    ------------
    TOTAL ASSETS                                         $ 16,608,845    $     30,803    $ 16,639,648
                                                         ============    ============    ============

                                                             Prior        Adjustment       Restated
                                                            3/31/05       Due to S/W        3/31/05
                                                          (Unaudited)     Recognition     (Unadited)
---------------------------------------                  ------------    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                           $ 1,046,773                    $ 1,046,773
  Note payable - line of credit                              3,775,354                      3,775,354
  Capital lease payable                                          4,671                          4,671
  Accounts payable and accrued expenses                      4,259,141                      4,259,141
  Accrued salaries and related liabilities                   2,224,813                      2,224,813
  Deferred income taxes                                        564,750        (1,141)         563,609
  Deferred revenue                                             819,539        88,250          907,789
                                                           -----------   -----------      -----------
    TOTAL CURRENT LIABILITIES                               12,695,041        87,109       12,782,150
                                                           -----------   -----------      -----------

LONG-TERM LIABILITIES
  Deferred rent                                                146,247                        146,247
  Capital lease payable, net of current portion                 13,185                         13,185
  Deferred income taxes, net of current portion              1,186,500        (2,398)       1,184,102
                                                           -----------   -----------      -----------
    TOTAL LIABILITIES                                       14,040,973        84,711       14,125,684
                                                           -----------   -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000
    shares authorized, 20,003,368 shares
    issued and outstanding                                     200,034                       200,034
  Retained earnings                                          2,313,930       (53,908)      2,313,930
                                                           -----------   -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                               2,567,872       (53,908)      2,513,964
                                                           -----------   -----------     -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $16,608,845   $    30,803     $16,639,648
                                                           ===========   ===========     ===========

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

The following table sets forth certain items from our consolidated statements of operations for the periods indicated.

                                         Three Months
                                        Ended March 31,          Change
                                       -----------------    -----------------
(Dollars in thousands)                  2005       2004     Dollars   Percent
                                       ------     ------    -------   -------
Revenue                                15,046     14,111        935      6.6%
Cost of Revenue                        12,810     12,527        283      2.3%
Gross Margin                            2,236      1,584        652     41.1%
Selling, general and administrative     1,942      1,723        219     12.7%
Income (loss) from Operations             294       (138)       432    313.0%
Total other (expense) income              (35)       (11)       (24)   218.2%
Income tax (benefit)provision             101        (55)*      156    283.6%
Net Income (loss)                         158        (95)*      253    266.3%

* pro forma

      The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

                                                      Three Months
                                                     Ended March 31,
                                           ----------------------------------
(Dollars in Thousands)                       2005       %      2004         %
                                           ------   -----     ------   ------
Federal Service Contracts                  10,055    66.8%     9,404    66.7%
Federal Repair & Maintenance Contracts      4,804    31.9%     4,702    33.3%
Commercial Service Contracts                  187     1.3%         5     0.0%

Total Revenue                              15,046   100.0%    14,111   100.0%

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

          Comparison of the Three Months Ended March 31, 2005 and 2004

Revenue. For the three months ended March 31, 2005, our revenues increased 6.6% to $15.0 million from $14.1 million for the same period in 2004. This increase in revenue primarily reflects an increase in organic growth from our Housing and Urban Development client. In addition, $0.2 million of new revenue can be associated with sale of the commercial OpsPlanner software and services.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontracts and an allocation of indirect costs. Generally, changes in cost of revenue are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended March 31, 2005, cost of revenue increased 2.3% to $12.8 million from $12.5 for the same period in 2004. This increase was attributable primarily to the increase in revenue. As a percentage of revenue, cost of revenue was 85.1% for the three months ended March 31, 2005 as compared to 88.8% for the three months ended March 31, 2004. Cost as a percentage of revenue decreased due to lower operating expenses on our fixed price federal service contracts and an increase in our commercial software and services revenue, which has higher gross margins than our federal business.

Gross Margin. For the three months ended March 31, 2005, gross margin increased 41.2% to $2.2 million from $1.6 million for the same period in 2004. Gross margin as a percentage of revenues increased to 14.9% for the three months ended March 31, 2005 from 11.2% for the three months ended March 31, 2004. This overall increase in gross margin was a result of lower operating expenses on our fixed price federal service contracts and an increase in our commercial software and services revenue, which has higher gross margins than our federal business.

Selling, General & Administrative. For the three months ended March 31, 2005, indirect expenses increased 12.7% to $1.9 million from $1.7 million for the same period in 2004. These expenses grew at a rate slightly greater than the growth rate in revenue mainly due to increases in the costs of fringe benefits, primarily in the areas of payroll taxes and health insurance.

Net Income. For the three months ended March 31, 2005, net income increased to $0.2 million from pro forma ($0.1) million for the same period in 2004. This increase was a due to the increases in gross margin as discussed above, which was partially off-set by higher selling, general and administrative expenses.

                         Liquidity and Capital Resources

Our primary liquidity needs are the financing of working capital and capital expenditures. We have historically relied primarily on cash flow from operations and borrowing under our credit facility to provide for our cash needs.

Net cash used by operations was $0.4 million for the three months ended March 31, 2005 was attributable to a decrease in prepaid expenses offset by decreases in accounts payable, deferred income taxes and deferred revenue. Net cash provided by operations of $1.8 million for the three months ended March 31, 2004 was attributable to a decrease in accounts receivable offset by a decreases in accounts payable and deferred revenue.

Net cash used by investing activities was $0.1 million for the three months ended March 31, 2005 and for the same period in 2004. This use of cash relates to the capital equipment in support of operations.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2005 which is related to proceeds for the line of credit to fund operations. Net cash used by financing activities of $1.0 million for the three months ended March 31, 2004 is related to the reduction of the line of credit.

The Company had a line of credit arrangement with SunTrust Bank which expired on June 30, 2005. Subsequently, on June 22, 2005 we received an extension of the line of credit arrangement through September 30, 2005. Under the terms of the latest agreement, the Corporation had to maintain: (1) minimum tangible net worth of $2,650,000 beginning on and as of June 30, 2005; (2) debt coverage ratio of not more than 5.0 to 1.0 beginning on and as of June 30, 2005; (3) minimum quarterly net income of $1.00 for the quarters ending June 30 and September 30, 2005. The Corporation was in compliance with the line of credit agreement covenants as of June 30, 2005.

The Company terminated its line of credit agreement with SunTrust Bank effective September 1, 2005.

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit will be used to borrow funds for working capital and general corporate purposes. The Company will terminate its existing revolving line of credit facility with SunTrust once this agreement is activated.

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

We intend to, and expect over the next twelve months to be able to, fund our operating cash, capital expenditure and debt service requirements through cash flow from operations and borrowings under our revolving credit facility. Over the longer term, our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside our control.

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

ITEM 4: CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the quarter ended March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

As a result of the SEC's review of the Company's Form 10-Q for the quarter ended March 31, 2005, it was determined that the Company should 1) break-out certain expenses previously reported as "Indirect Costs" into Cost of Revenue and Selling, General and Administrative expenses, 2) restate revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts and 3) reflect the decrease in revenue, gross margin and net income attributable to changing the Company's revenue recognition as it relates to software licenses. In accordance with SOP 97-2, the Company will recognize software license revenue over the contract term until it establishes VSOE. After discussions with the SEC, the Company has agreed to restate its financial statements. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A, and in Note 5, "Restatement" in the Notes to the consolidated financial statements contained in Amendment No.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. In management's opinion, given the nature of the restatement, such restatement did not change its conclusion that the Company's controls and procedures are effective.

In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PARADIGM HOLDINGS, INC.
(Registrant)


          By: /S/ RAYMOND A. HUGER              By: /S/ RICHARD SAWCHAK
              ---------------------------           -----------------
              Raymond A. Huger                      Richard Sawchak
              Chief Executive Officer               Chief Financial Officer