Form 10-Q/A
period 2005-06-30
Paradigm Holdings, Inc
filed 2005-10-07
CIK 313353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|  No |X|

Shares of common stock outstanding on August 1, 2005 were 20,003,368.

Explanatory Note

This Quarterly Report on Form 10-Q/A (this "Amendment") is being filed as an amendment to our Quarterly Report on Form 10-A for the quarter ended June 30, 2005. The purpose of the form is to:

1. Break-out certain expenses previously reported as "Indirect Costs" into Cost of Revenue and Selling, General and Administrative expenses. The adjustment has no impact on total revenue, net income or earnings-per-share.

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

We have updated the Management's Discussion and Analysis section, financial statements and financial notes as appropriate

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

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................13

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......18

     ITEM 4: CONTROLS AND PROCEDURES..........................................18

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

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS


                                                   Restated
                                                    6/30/05          12/31/04
                                                  (Unaudited)
--------------------------------------------     ------------      ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $    130,782      $    179,389
  Accounts receivable - contracts                  12,901,802        11,478,901
  Inventory, net                                      614,618           616,020
  Prepaid expenses                                  1,336,543         4,239,770
  Other current assets                                 94,351            89,890
                                                 ------------      ------------
    TOTAL CURRENT ASSETS                           15,078,096        16,603,970
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                              126,384           124,845
  Equipment                                         1,093,098         1,043,725
  Software                                            311,738           221,965
  Leasehold improvements                              121,000           121,000
                                                 ------------      ------------
    TOTAL PROPERTY AND EQUIPMENT                    1,652,220         1,511,535
      Less:  Accumulated depreciation                (680,515)         (504,348)
                                                 ------------      ------------
    NET PROPERTY AND EQUIPMENT                        971,705         1,007,187
                                                 ------------      ------------

OTHER ASSETS

  Deposits                                             97,406            77,182
                                                 ------------      ------------
    TOTAL ASSETS                                 $ 16,147,207      $ 17,688,339
                                                 ============      ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                         Restated
                                                          6/30/05       12/31/04
                                                        (Unaudited)
----------------------------------------------------   ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                       $  1,233,618   $  1,046,160
  Note payable - line of credit                           3,994,583      3,220,072
  Capital lease payable                                       7,887
  Accounts payable and accrued expenses                   3,350,749      5,476,967
  Accrued salaries and related liabilities                2,160,139      1,812,545
  Deferred income taxes                                     484,422        527,000
  Deferred revenue                                          909,565      1,749,410
                                                       ------------   ------------
    TOTAL CURRENT LIABILITIES                            12,140,963     13,832,154
                                                       ------------   ------------

LONG-TERM LIABILITIES
  Deferred rent                                             148,059        144,435
  Capital lease payable, net of current portion              19,231
  Deferred income taxes, net of current portion           1,027,087      1,356,000
                                                       ------------   ------------
    TOTAL LIABILITIES                                    13,335,340     15,332,589
                                                       ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000
    shares authorized, 20,003,368 shares
    issued and outstanding                                  200,034        200,034
  Retained earnings                                       2,611,833      2,155,716
                                                       ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                            2,811,867      2,355,750
                                                       ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 16,147,207   $ 17,688,339
                                                       ============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     ---------------------------   ---------------------------
                                                           Three Months Ended            Six Months Ended
                                                         June 30,       June 30,       June 30,       June 30,
                                                             2005           2004           2005           2004
                                                         Restated       Restated       Restated       Restated
---------------------------------------------------  ------------   ------------   ------------   ------------
Contract Revenue
  Service contracts                                  $ 10,924,349   $ 10,183,092   $ 21,166,957   $ 19,592,222
  Repair and maintenance contracts                      4,705,286      5,088,487      9,508,865      9,790,528
                                                     ------------   ------------   ------------   ------------
    Total contract revenue                             15,629,635     15,271,579     30,675,822     29,382,750
                                                     ------------   ------------   ------------   ------------
Cost of revenue
  Service contracts                                     8,801,237      8,872,143     17,185,639     17,079,405
  Repair and maintenance contracts                      4,402,511      4,360,026      8,828,353      8,679,792
                                                     ------------   ------------   ------------   ------------
    Total cost of revenue                              13,203,748     13,232,169     26,013,992     25,759,197
                                                     ------------   ------------   ------------   ------------

Gross margin                                            2,425,887      2,039,410      4,661,830      3,623,553


Selling, general and administrative                     1,938,481      2,167,329      3,880,060      3,890,039
                                                     ------------   ------------   ------------   ------------
Income (loss) from operations                             487,406       (127,919)       781,770       (266,486)
                                                     ------------   ------------   ------------   ------------
Other (expense) income
  Interest income                                           2,040          1,338          6,312          5,971
  Other income                                                171            264            339            344
  Interest expense                                        (61,764)       (16,252)      (101,565)       (32,083)
                                                     ------------   ------------   ------------   ------------
    Total other (expense) income                          (59,553)       (14,650)       (94,914)       (25,768)
                                                     ------------   ------------   ------------   ------------

Net income (loss) before income taxes                $    427,853   $   (142,569)  $    686,856   $   (292,254)
                                                     ------------   ------------   ------------   ------------

Provision for income taxes                                129,950            846        230,738          4,482
                                                     ------------   ------------   ------------   ------------

Net income (loss)                                    $    297,903   $   (143,415)  $    456,118   $   (296,736)
                                                     ------------   ------------   ------------   ------------

Basic and diluted net income (loss) per
  common share                                       $       0.01   $      (0.01)  $       0.02   $      (0.02)
                                                     ------------   ------------   ------------   ------------

Basic and diluted weighted average common shares
  used to compute net income (loss) per share          20,003,368     17,500,000     20,003,368     17,500,000
                                                     ------------   ------------   ------------   ------------

Pro-forma income tax provision (benefit)                  129,950        (55,032)       230,738       (110,110)
                                                     ------------   ------------   ------------   ------------

Pro-forma net income (loss)                          $    297,903   $    (87,537)  $    456,118   $   (182,144)
                                                     ------------   ------------   ------------   ------------

Pro-forma basic and diluted net income (loss) per
  common share                                       $       0.01   $      (0.01)  $       0.02   $      (0.01)
                                                     ------------   ------------   ------------   ------------

Pro-forma basic and diluted weighted average common
 shares used to compute net income (loss) per share    20,003,368     17,500,000     20,003,368     17,500,000
                                                     ------------   ------------   ------------   ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                                    2005           2004
                                                                Restated
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $    456,118   $   (296,736)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
  Depreciation                                                   176,167        139,009
    (INCREASE) DECREASE IN
      Accounts receivable - contracts                         (1,422,901)     2,967,323
      Inventory, net                                               1,402         (2,491)
      Prepaid expenses                                         2,903,226       (600,650)
      Other current assets                                        (4,461)         4,346
      Deposits                                                   (20,224)
    (DECREASE) INCREASE IN
      Accounts payable and accrued expenses                   (2,126,218)    (1,319,412)
      Accrued salaries and related liabilities                   347,594        813,200
      Deferred income taxes                                     (371,491)
      Deferred revenue                                          (839,845)       275,013
      Deferred rent                                                3,624
                                                            ------------   ------------
    NET CASH(USED)PROVIDED BY OPERATING ACTIVITIES              (897,009)     1,979,603
                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            (111,160)      (166,034)
                                                            ------------   ------------
    NET CASH USED BY INVESTING ACTIVITIES                       (111,160)      (166,034)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                 187,458       (351,932)
  Payments on capital lease                                       (2,407)
  Proceeds from line of credit                                21,529,947     18,381,254
  Payments on line of credit                                 (20,755,436)   (19,694,823)
                                                            ------------   ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             959,562     (1,665,501)
                                                            ------------   ------------

    NET (DECREASE) INCREASE IN CASH                              (48,607)       148,067

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   179,389         17,891
                                                            ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    130,782   $    165,958
                                                            ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for income taxes                                $      6,378   $      4,482
                                                            ============   ============
  Cash paid for interest                                    $    101,565   $     32,083
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

                                                                      Three Months Ended               Six Months Ended
                                                                 June 30,        June 30,         June 30,         June 30,
STATEMENT OF OPERATION DATA:                                         2005            2004             2005             2004
(in thousands, except per share data)                          ----------      ----------       ----------       ----------
Net income (loss) before income taxes                                 428            (143)             687             (292)
Income tax provision (benefit)                                        130             (55)             231             (110)
Net income (loss)                                                     298             (88)             456             (182)
Basic and diluted net income (loss) per common share           $     0.01      $    (0.01)      $     0.02       $    (0.01)
Weighted average common shares outstanding                         20,003          17,500           20,003           17,500

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

5. RESTATEMENT

The Company has restated its previously issued financial statements to:

1. Break-out certain expenses previously reported as "Indirect Costs" into Cost of Revenue and Selling, General and Administrative expenses for the quarters and six months ended June 30, 2005 and 2004. There was no impact to total revenue, net income or earnings-per-share for this adjustment.

2. Restate revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts.

3. Reflect the decrease in revenue, gross margin and net income attributable to changing the Company's revenue recognition as it relates to software licenses for the quarter ended June 30, 2005 and the six months ended June 30, 2005. In accordance with SOP 97-2, the Company will recognize software license revenue over the contract term until it establishes VSOE.

                                                         Three Months Ended                 Six Months Ended
                                                      June 30,         June 30,         June 30,         June 30,
                                                          2005             2004             2005             2005
                                                  ------------     ------------     ------------     ------------
Total contract revenue, as previously reported    $ 15,638,885     $ 15,271,579     $ 30,773,322     $ 29,382,750

Adjustment to Total Contract Revenue due to
   change in S/W Revenue Recognition                    (9,250)              --          (97,500)              --
                                                  ------------     ------------     ------------     ------------
Total contract revenue, as restated               $ 15,629,635     $ 15,271,579     $ 30,675,822     $ 29,382,750

Gross margin, as previously reported              $  4,268,910     $  4,027,971     $  8,445,978     $  7,484,641

Adjustment to Gross Margin due to
   break-out of Indirect Expense                    (1,833,772)      (1,988,561)      (3,686,648)      (3,861,088)
Adjustment to Gross Margin due to
   change in S/W Revenue Recognition                    (9,250)              --          (97,500)              --
                                                  ------------     ------------     ------------     ------------
Gross margin, as restated                         $  2,425,888     $  2,039,410     $  4,661,830     $  3,623,553

Net income (loss) before income taxes,
   as previously reported                         $    437,103     $   (142,569)    $    784,356     $   (292,254)

Adjustment to Net Income (Loss) before
   Income Taxes due to
   change in S/W Revenue Recognition                    (9,250)              --          (97,500)              --
                                                  ------------     ------------     ------------     ------------
Net income (Loss) before Income Taxes,
   as restated                                    $    427,853     $   (142,569)    $    686,856     $   (292,254)

Net income, as previously reported                $    302,064     $   (143,415)    $    514,187     $   (296,736)

Adjustment to Net Income due to
   change in S/W Revenue Recognition                    (4,161)              --          (58,069)              --
                                                  ------------     ------------     ------------     ------------
Net income, as restated                           $    297,903     $   (143,415)    $    456,118     $   (296,736)

                                                        Prior        Adjustment      Restated
                                                       6/30/05       Due to S/W      6/30/05
                                                     (Unaudited)    Recognition    (Unadited)
--------------------------------------------------  ------------   -------------  ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $    130,782                 $     130,782
  Accounts receivable - contracts                     12,901,802                    12,901,802
  Inventory, net                                         614,618                       614,618
  Prepaid expenses                                     1,297,112          39,431     1,336,543
  Other current assets                                    94,351                        94,351
                                                    ------------   -------------  ------------
    TOTAL CURRENT ASSETS                              15,038,665          39,431    15,078,096
                                                    ------------   -------------  ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                                 126,384                       126,384
  Equipment                                            1,093,098                     1,093,098
  Software                                               311,738                       311,738
  Leasehold improvements                                 121,000                       121,000
                                                    ------------   -------------  ------------
    TOTAL PROPERTY AND EQUIPMENT                       1,652,220               0     1,652,220
                                                    ------------   -------------  ------------
      Less:  Accumulated depreciation                   (680,515)                     (680,515)
                                                    ------------   -------------  ------------
    NET PROPERTY AND EQUIPMENT                           971,705               0       971,705
                                                    ------------   -------------  ------------
OTHER ASSETS
  Deposits                                                97,406                        97,406
                                                    ------------   -------------  ------------
    TOTAL ASSETS                                    $ 16,107,776   $      39,431  $ 16,147,207
                                                    ============   =============  ============

                                                        Prior        Adjustment      Restated
                                                       6/30/05       Due to S/W      6/30/05
                                                     (Unaudited)    Recognition    (Unadited)
--------------------------------------------------  ------------   -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                    $  1,233,618                  $  1,233,618
  Note payable - line of credit                        3,994,583                     3,994,583
  Capital lease payable                                    7,887                         7,887
  Accounts payable and accrued expenses                3,350,749                     3,350,749
  Accrued salaries and related liabilities             2,160,139                     2,160,139
  Deferred income taxes                                  484,422                       484,422
  Deferred revenue                                       812,065          97,500       909,565
                                                    ------------   -------------  ------------
    TOTAL CURRENT LIABILITIES                         12,043,463          97,500    12,140,963
                                                    ------------   -------------  ------------

LONG-TERM LIABILITIES
  Deferred rent                                          148,059                       148,059
  Capital lease payable, net of current portion           19,231                        19,231
  Deferred income taxes, net of current portion        1,027,087                     1,027,087
                                                    ------------   -------------  ------------
    TOTAL LIABILITIES                                 13,237,840          97,500    13,335,340
                                                    ------------   -------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000
    shares authorized, 20,003,368 shares
    issued and outstanding                               200,034                       200,034
  Retained earnings                                    2,669,902         (58,069)    2,611,833
                                                    ------------   -------------  ------------
    TOTAL STOCKHOLDERS' EQUITY                         2,869,936         (58,069)    2,811,867
                                                    ------------   -------------  ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 16,107,776   $      39,431  $ 16,147,207
                                                    ============   =============  ============

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

We derive substantially all of our revenues from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts. For the six months ended June 30, 2005, our business was comprised of 58% fixed price, 27% time and material, and 15% cost-reimbursable contracts.

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

The following table sets forth certain items from our consolidated statements of operations for the periods indicated.

                                            Three Months Ended June 30,                Six Months Ended June 30,
(Dollars in thousands)                 2005       2004     2005      2004         2005       2004     2005      2004
                                   --------   --------    -----     -----     --------   --------    -----     -----
Revenue                            $ 15,630   $ 15,272    100.0%    100.0%    $ 30,676   $ 29,383    100.0%    100.0%

Cost of Revenue                      13,204     13,233     84.5      86.6       26,014     25,759     84.8      87.7
                                   --------   --------    -----     -----     --------   --------    -----     -----
Gross Margin                          2,426      2,039     15.5      13.4        4,662      3,624     15.2      12.3

Selling, General & Administrative     1,938      2,167     12.4      14.2        3,880      3,890     12.6      13.2
                                   --------   --------    -----     -----     --------   --------    -----     -----
Income (loss) from Operations           487       (128)     3.1      (0.8)         782       (266)     2.6      (0.9)

Other (expense) income                  (60)       (15)    (0.4)     (0.1)         (95)       (26)    (0.3)     (0.1)

Income tax (benefit) provision          130        (55)*    0.8      (0.4)         231       (110)*    0.8      (0.4)
                                   --------   --------    -----     -----     --------   --------    -----     -----
Net Income (loss)                  $    298    $   (88)*    1.9%     (0.6%)   $    456   $   (182)*    1.5%     (0.6%)

* proforma

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

                                 ------------------------------------   -------------------------------------
                                          Three Months Ended                   Six Months Ended June 30,
(Dollars in thousands)              2005     2004     2005       2004      2005     2004      2005       2004
                                 -------  -------  -------    -------   -------  -------   -------    -------

Federal Service Contracts        $10,718  $10,179     68.6%      66.7%  $20,773  $19,582      67.7%      66.7%

Federal Repair & Maintenance
Contracts                          4,705    5,088     30.1       33.3     9,509    9,791      31.0       33.3

Commercial Contracts                 207        5      1.3        0.0       394       10       1.3        0.0
                                 -------  -------  -------    -------   -------  -------   -------    -------
Total Revenue                    $15,630  $15,272    100.0%     100.0%  $30,676  $29,383     100.0%     100.0%

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

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenue. For the three months ended June 30, 2005, our revenues increased 2.3% to $15.6 million from $15.3 million for the same period in 2004. This increase is primarily due to additional task order work from our Housing and Urban Development client of $0.6 million, new revenue from the sale of our OpsPlanner software and services of $0.2 million, which was partially off-set by a decrease of ($0.4) million in our maintenance and repair business with our Internal Revenue Service client.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontracts and an allocation of indirect costs. Generally, changes in cost of revenue are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended June 30, 2005, cost of revenue remained flat at $13.2 million versus the same period in 2004. As a percentage of revenue, cost of revenue was 84.5% for the three months ended June 30, 2005 as compared to 86.6% for the three months ended June 30, 2004. This decrease in cost as a percentage of revenue was primarily due to lower operating expenses on our fixed price federal service contracts, which was partially off-set by incremental hardware expenses on our Federal Repair and Maintenance contracts.

Gross Margin. For the three months ended June 30, 2005, gross margin increased 19.0% to $2.4 million from $2.0 million for the same period in 2004. Gross margin as a percentage of revenues increased to 15.2% for the three months ended June 30, 2005 from 13.4% for the three months ended June 30, 2004. This overall increase in gross margin was a result of lower operating expenses on our fixed price Federal Service contracts and an increase in our federal service contract business, which has higher margins than our federal repair and maintenance contracts, as a percentage of our total revenue.

Selling, General & Administrative Expenses. For the three months ended June 30, 2005, selling, general and administrative expenses decreased by 10.6% to $1.9 million from $2.2 million for the same period in 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 12.4% from 14.2% for the same period in 2004. The decrease in expense is primarily attributable to a decrease in compensation related expenses.

Net Income. For the three months ended June 30, 2005, net income increased to $0.3 million from pro-forma ($0.1) million for the same period in 2004. This increase was a due to the increases in gross margin and decreased cost of revenue as discussed above.

Comparison of the Six Months Ended June 30, 2005 and 2004

Revenue. For the six months ended June 30, 2005, our revenues increased 4.4% to $30.7 million from $29.4 million for the same period in 2004. This increase is due to additional task order work from our Housing and Urban Development client of $1.2 million, new revenue from sales of our OpsPlanner software and services of $0.4 million, which was partially off-set by a decrease of ($0.4M) in our maintenance and repair business with our Internal Revenue Service client.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontracts and an allocation of indirect costs. Generally, changes in cost of revenue are correlated to changes in revenue as resources are consumed in the production of that revenue. For the six months ended June 30, 2005, cost of revenue increased 1.0% to $26.0 million from $25.8 million for the same period in 2004. As a percentage of revenue, cost of revenue was 84.8% for the six months ended June 30, 2005 as compared to 87.7% for the six months ended June 30, 2004. Cost as a percentage of revenue decreased due to lower operating expenses on our fixed price federal service contracts and an increase in our commercial software and services revenue, which has higher gross margins than our federal business. The decreases in cost as a percentage of revenue attributable to our federal service contracts and commercial business were partially off-set by incremental hardware expense on our federal service and repair and maintenance business.

Gross Margin. For the six months ended June 30, 2005, gross margin increased 28.6% to $4.7 million from $3.6 million for the same period in 2004. Gross margin as a percentage of revenues increased to 15.2% for the six months ended June 30, 2005 from 12.3% for the six months ended June 30, 2004. This overall increase in gross margin was a result of lower operating expenses on our fixed price federal service contracts and an increase in our commercial software and services revenue, which has higher gross margins than our federal business.

Selling, General & Administrative Expenses. For the six months ended June 30, 2005, selling, general and administrative expenses remained flat at $3.9 million versus the same period in 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 12.6% for the six months ended June 30, 2005 versus 13.2% for the same period in 2004.

Net Income. For the six months ended June 30, 2005, net income increased to $0.5 million from pro-forma ($0.2) million for the same period in 2004. This increase was due to the increase in gross margin, as discussed above

Liquidity and Capital Resources

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

Net cash used by operations of $0.9 million for the six months ended June 30, 2005 was attributable to a decrease in prepaid expenses primarily associated with the IRS LTMCC contract offset by decreases in accounts payable, deferred revenue and an increase in accounts receivable. The decrease in deferred revenue for the six months ended June 30, 2005 and fiscal year ended December 31, 2004 is primarily related to the Company's IRS LTMC and Aventis contracts. The deferred revenue for IRS LTMCC is associated with the amortization of software maintenance revenue related to system upgrades, involving additional software licenses or new software products, and annual software maintenance contracts purchased in October 2004. Software maintenance contracts are purchased annually by our client during the three months ending December 31 and amortized over the contract period. The timing and amount of deferred revenue will be dependent on the customer's install base and the timing of additional software purchases related to system upgrades outside of the normal purchasing cycle. At this time, we do not anticipate additional upgrades for the fiscal year ended December 31, 2005. It is the Company's practice to invoice the full contract value at project inception for our commercial contracts. Aventis, our largest commercial contract, was invoiced during the fiscal year ended December 31, 2004. Deferred revenue has decreased due to the fulfillment of services during the six months ended June 30, 2005. Deferred revenue related to commercial contracts should increase in future quarters due to the anticipated growth of our commercial business. The decrease in accounts payable is due to system upgrade and software maintenance related invoices associated with our IRS LTMCC contract, which were accrued during the period ending December 31, 2004 but paid during the six months ended June 30, 2005. The increase in accounts receivable is primarily attributable to the timing of invoices for task orders related to our Housing and Urban Development client. Net cash provided by operations of $2.0 million for the six months ended June 30, 2004 was attributable to a decrease in accounts receivable offset by a decreases in accounts payable and accrued expenses.

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

The Company terminated its line of credit agreement with SunTrust Bank effective September 1,2005.

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

ITEM 4: CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the quarter ended June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the quarter ended June 30, 2005. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

As a result of the SEC's review of the Company's Form 10-Q for the quarter ended June 30, 2005, it was determined that the Company should 1) break-out certain expenses previously reported as "Indirect Costs" into Cost of Revenue and Selling, General and Administrative expenses, 2) restate revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts and 3) reflect the decrease in revenue, gross margin and net income attributable to changing the Company's revenue recognition as it relates to software licenses. In accordance with SOP 97-2, the Company will recognize software license revenue over the contract term until it establishes VSOE. After discussions with the SEC, the Company has agreed to restate its financial statements. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A, and in Note 5, "Restatement" in the Notes to the consolidated financial statements contained in Amendment No.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. In management's opinion, given the nature of the restatement, such restatement did not change its conclusion that the Company's controls and procedures are effective.

In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PARADIGM HOLDINGS, INC.
(Registrant)





By:      /S/ RAYMOND A. HUGER                  By:     /S/ RICHARD SAWCHAK
         ---------------------------                   -----------------------
         Raymond A. Huger                              Richard Sawchak
         Chief Executive Officer                       Chief Financial Officer