Form 10-Q
period 2005-09-30
Paradigm Holdings, Inc
filed 2005-11-14
CIK 313353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Yes [ ] No [X]

Shares of common stock outstanding on October 1, 2005 were 20,003,368.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..................................................3

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)..................................3
             CONSOLIDATED BALANCE SHEETS.......................................3
             CONSOLIDATED STATEMENT OF OPERATIONS..............................5
             CONSOLIDATED STATEMENT OF CASH FLOWS..............................7
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................8

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................14

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......22

     ITEM 4: CONTROLS AND PROCEDURES..........................................22

PART II: OTHER INFORMATION....................................................23

     ITEM 1: LEGAL PROCEEDINGS................................................23

     ITEM 6: EXHIBITS.........................................................24

SIGNATURES....................................................................26

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                  9/30/05            12/31/04
                                                (Unaudited)
--------------------------------------          ------------       ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $  1,131,176       $    179,389
  Accounts receivable - contracts                 13,318,851         11,478,901
  Inventory, net                                          --            616,020
  Prepaid expenses                                   153,251          4,239,770
  Other current assets                               529,287             89,890
                                                ------------       ------------
    TOTAL CURRENT ASSETS                          15,132,565         16,603,970
                                                ------------       ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                             153,546            124,845
  Equipment                                          844,841          1,043,725
  Software                                           542,932            221,965
  Leasehold improvements                             121,000            121,000
                                                ------------       ------------
    TOTAL PROPERTY AND EQUIPMENT                   1,662,319          1,511,535
      Less:  Accumulated depreciation               (693,339)          (504,348)
                                                ------------       ------------
    NET PROPERTY AND EQUIPMENT                       968,980          1,007,187
                                                ------------       ------------

OTHER ASSETS

  Deposits                                            83,382             77,182
                                                ------------       ------------
    TOTAL ASSETS                                $ 16,184,927       $ 17,688,339
                                                ============       ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                       9/30/05        12/31/04
                                                     (Unaudited)
--------------------------------------              ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                    $  1,477,238    $  1,046,160
  Note payable - line of credit                        3,182,712       3,220,072
  Capital lease payable                                   11,476              --
  Accounts payable and accrued expenses                4,432,705       5,476,967
  Accrued salaries and related liabilities             2,022,913       1,812,545
  Deferred income taxes                                  515,167         527,000
  Deferred revenue                                       466,318       1,749,410
                                                    ------------    ------------
    TOTAL CURRENT LIABILITIES                         12,108,529      13,832,154
                                                    ------------    ------------

LONG-TERM LIABILITIES
  Deferred rent                                          149,871         144,435
  Capital lease payable, net of current portion           24,293              --
  Deferred income taxes, net of current portion          842,979       1,356,000
                                                    ------------    ------------
    TOTAL LIABILITIES                                 13,125,672      15,332,589
                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000
    shares authorized, 20,003,368 shares
    issued and outstanding                               200,034         200,034
  Retained earnings                                    2,859,221       2,155,716
                                                    ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                         3,059,255       2,355,750
                                                    ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 16,184,927    $ 17,688,339
                                                    ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    -------------------------   -------------------------
                                                       Three Months Ended           Nine Months Ended
                                                                     RESTATED                    RESTATED
                                                       Sept 30,      Sept 30,      Sept 30,      Sept 30,
                                                           2005          2004          2005          2004
-------------------------------------------------   -----------   -----------   -----------   -----------
Contract Revenue
  Service contracts                                 $10,524,664   $10,149,144   $31,691,621   $29,741,366
  Repair and maintenance contracts                    5,018,669     6,443,460    14,527,534    16,233,988
                                                    -----------   -----------   -----------   -----------
    Total contract revenue                           15,543,333    16,592,604    46,219,155    45,975,354
                                                    -----------   -----------   -----------   -----------
Cost of revenue
  Service contracts                                   8,417,929     8,396,336    25,603,568    25,475,741
  Repair and maintenance contracts                    4,699,727     6,200,501    13,528,080    14,880,293
                                                    -----------   -----------   -----------   -----------
    Total cost of revenue                            13,117,656    14,596,837    39,131,648    40,356,034
                                                    -----------   -----------   -----------   -----------

Gross margin                                          2,425,677     1,995,767     7,087,507     5,619,320

Selling, general and administrative                   1,996,307     2,216,522     5,876,367     6,106,561
                                                    -----------   -----------   -----------   -----------
Income (loss) from operations                           429,370      (220,755)    1,211,140      (487,241)
                                                    -----------   -----------   -----------   -----------
Other (expense) income
  Interest income                                         2,703         4,670         9,015        10,642
  Other income                                              162           185           501           529
  Interest expense                                      (53,396)      (13,969)     (154,961)      (46,052)
                                                    -----------   -----------   -----------   -----------
    Total other (expense) income                        (50,531)      ( 9,114)     (145,445)      (34,881)
                                                    -----------   -----------   -----------   -----------

Net income (loss) before income taxes               $   378,839   $  (229,869)  $ 1,065,695   $  (522,123)
                                                    -----------   -----------   -----------   -----------

Provision for income taxes                              131,452        25,368       362,190        29,850
                                                    -----------   -----------   -----------   -----------

Net income (loss)                                   $   247,387   $  (255,237)  $   703,505   $  (551,973)
                                                    -----------   -----------   -----------   -----------

Basic and diluted net income (loss) per
  common share                                      $      0.01   $     (0.01)  $      0.04   $     (0.03)
                                                    -----------   -----------   -----------   -----------

Basic and diluted weighted average common shares
  used  to compute net income (loss) per share       20,003,368    17,500,000    20,003,368    17,500,000
                                                    -----------   -----------   -----------   -----------

Pro-forma income tax provision (benefit)                131,452       (73,000)      362,190      (183,110)
                                                    -----------   -----------   -----------   -----------

Pro-forma net income (loss)                         $   247,387   $  (156,869)  $   703,505   $  (339,013)
                                                    -----------   -----------   -----------   -----------

Pro-forma basic and diluted net income (loss) per
  common share                                      $      0.01   $     (0.01)  $      0.04   $     (0.02)
                                                    -----------   -----------   -----------   -----------

Pro-forma basic and diluted weighted average common
 shares used to compute net income (loss) per share  20,003,368    17,500,000    20,003,368    17,500,000
                                                    -----------   -----------   -----------   -----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             RESTATED
Nine Months Ended September 30,                                  2005            2004
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $    703,505    $   (551,973)

   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation                                               275,053         219,158
   Loss on sale and disposal of assets                         40,722              --
   Deferred income taxes                                     (524,854)             --

  (INCREASE) DECREASE IN
      Accounts receivable - contracts                      (1,839,949)      4,284,897
      Inventory, net                                          (32,914)        (42,617)
      Prepaid expenses                                      4,086,518       1,576,900
      Other current assets                                     10,603          (7,736)
      Deposits                                                 (6,200)             --
   (DECREASE) INCREASE IN
      Accounts payable and accrued expenses                (1,044,262)     (2,189,221)
      Accrued salaries and related liabilities                210,367       1,090,521
      Deferred revenue                                     (1,283,092)        215,559
      Deferred rent                                             5,436          14,711
                                                         ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                  600,933       4,610,199
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (337,808)       (276,369)
  Proceeds from sale of assets                                300,000              --
                                                         ------------    ------------
    NET CASH USED BY INVESTING ACTIVITIES                     (37,808)       (276,369)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                              431,078        (695,980)
  Payments on capital lease                                    (5,056)
  Proceeds from line of credit                             32,289,074
  Payments on line of credit                              (32,326,434)     (3,000,000)
                                                         ------------    ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          388,662     (3,695,980)
                                                         ------------    ------------

    NET INCREASE IN CASH AND CASH EQUIVALENTS                 951,787         637,850

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                179,389          17,891
                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  1,131,176    $    655,741
                                                         ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Assets sold in exchange for a note receivable          $    750,000
                                                         ============    ============
  Cash paid for income taxes                             $    212,205    $     29,850
                                                         ============    ============
  Cash paid for interest                                 $    154,961    $     46,053
                                                         ============    ============
  Equipment purchased under capital lease                $     40,825    $
                                                         ============    ============

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2005 and December 31, 2004, its results of operations for the quarter and nine months ended September 30, 2005 and September 30, 2004, and its cash flows for the nine months ended September 30, 2005 and September 30, 2004.

SUBSEQUENT EVENTS

On October 14, 2005, Paradigm Holdings, Inc., a Wyoming corporation ("Paradigm Holdings"), Paradigm Solutions International, Inc., a Maryland corporation and wholly-owned subsidiary of Paradigm Holdings ("PSI"), Blair Management Services, Inc. t/d/b/a Blair Technology Group, a Pennsylvania corporation ("Blair") and the shareholders of Blair (collectively, the "Shareholders") consummated a merger transaction pursuant to the terms of that certain Merger Agreement (the "Merger Agreement"), whereby Blair was merged with and into PSI. PSI is the surviving corporation and will continue its corporate existence under the laws of the State of Maryland as a wholly-owned subsidiary of Paradigm Holdings. Pursuant to the Merger Agreement, the Shareholders exchanged all of the issued and outstanding capital stock of Blair in exchange for (i) One Million Dollars (US $1,000,000) and (ii) five hundred thousand shares of common stock, par value $0.001 per share, of Paradigm Holdings (the "Shares"). Pursuant to the Merger Agreement and an Escrow Agreement entered into by the parties, sixty thousand (60,000) of the Shares will be held in escrow for a period of one (1) year from the date of closing subject to the terms and conditions of the Merger Agreement. In addition, under the terms of the Merger Agreement, Paradigm Holdings will issue to the Shareholders up to an additional 350,000 shares of common stock of Paradigm Holdings pursuant to an earn-out provision.

At the closing of the merger, PSI entered into employment agreements with Messrs. Kristofco, Duffy and Fochler.

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

MAJOR CUSTOMERS

During the nine months ended September 30, 2005 and 2004, the Company's revenues generated from five major customers, totaled 98% and 99% of total revenue, respectively. The Company's accounts receivable related to these five major customers were 98% and 99% of total accounts receivable at the end of the respective periods. The Company defines major customer as a government agency or individual commercial customer.

INVENTORY

Inventory consists of replacement printer parts and is stated at the lower of cost or market using the FIFO method. As of September 30, 2005, the Company had no inventory remaining.

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

                                                             Three Months Ended                     Nine Months Ended
STATEMENT OF OPERATION DATA:                                               Restated                               Restated
(in thousands, except per share data)                Sept 30, 2005       Sept 30, 2004        Sept 30, 2005    Sept 30, 2004
                                                     -------------       -------------        -------------    -------------
Net income (loss) before income taxes                      379               (230)              1,066                  (522)
Income tax provision                                       132                (73)                362                  (183)
(benefit)

Net income                                                 247               (157)                704                  (339)
(loss)

Basic and diluted net income (loss) per common       $    0.01          $   (0.01)          $    0.04             $   (0.02)
share

Weighted average common shares outstanding              20,003              17,500             20,003                17,500

2. COMPENSATION AND EMPLOYMENT AGREEMENTS

On September 28, 2005, Mr. Sawchak and Paradigm Holdings entered into an Employment Agreement with an effective date of September 19, 2005. The agreement has a term of two years and is renewable for additional terms of one (1) year unless either party provides the other with notice at least ninety (90) days prior to the date the employment term would otherwise renew. Paradigm Holdings can terminate the agreement by providing at least thirty (30) days' advance written notice to Mr. Sawchak. In the event that Paradigm Holdings terminates the agreement, other than in connection with a change of control of Paradigm Holdings and other than for cause, Paradigm Holdings is obligated to continue to pay Mr. Sawchak's base salary and benefits for a period that is the greater of:
(i) the remainder of the initial employment term or (ii) twelve (12) months from the date of termination. In addition, in the event Paradigm Holdings terminates the agreement, other than in connection with a change of control or for cause, any and all options granted to Mr. Sawchak will become automatically and immediately vested and exercisable. Under the agreement, Mr. Sawchak receives $200,000 in annual salary and is entitled to participate in any health insurance, accident insurance, hospitalization insurance, life insurance, pension, or any other similar plan or benefit provided by Paradigm Holdings to its executives or employees generally, including any stock option plan.

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

3. CONTRACT STATUS

The Company has authorized but uncompleted contracts on which work is in progress at September 30, 2005 approximately, as follows:

Total contract prices of initial contract awards, including
exercised options and approved change orders (modifications)      $ 184,193,000
Completed to date                                                  (157,814,000)
-------------------------------------------------------------------------------
AUTHORIZED BACKLOG                                                $  26,379,000
                                                                  =============

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $75,409,000.

4. NOTE PAYABLE - LINE OF CREDIT

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit will be used to borrow revolving loans for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property and real estate. Under the agreement, the line is due on demand and interest is payable monthly depending on the Corporation's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Corporation may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. The Loan and Security Agreement requires that the Company maintain the following covenants and ratios: (1) minimum tangible net worth of $2,000,000 plus 50% of Company's net income for each fiscal year beginning with fiscal year ending December 31, 2005; (2) debt coverage ratio of not less than 1.500 to 1.000; (3) maximum leverage ratio of 5.50 to 1.00, which will be decreased to 5.25 to 1.00 by December 31, 2005 and 4.00 to 1.00 by December 31, 2006. All working capital, as it relates to these covenants and ratio requirements will be evaluated as of quarter-end. The Company was in compliance with all covenant requirements as of September 30, 2005.

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

5. RESTATEMENTS

The Company has restated certain financial statements to resolve the following items:

      o Break-out expenses previously reported as "Other Operating Costs and Expenses" into Cost of Revenue and Selling, General and Administrative expenses. Although there is no impact on total revenue, net income or earnings-per-share, the gross margin for each year reported has changed.

      o For the nine months ended September 30, 2004, the Company restated Revenue and Cost of Revenue balances for our federal maintenance contracts and federal service contracts. The adjustment had no impact on total revenue, net income or earnings-per-share.

      o The Company restated the results of the first, second and third quarters of 2004, as reported in the Company's SB-2 filing on February 11, 2005, to recognize revenue in the proper periods on the Department of Treasury LTMCC contract.

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

We derive substantially all of our revenues from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts. For the nine months ended September 30, 2005, our business was comprised of 58% fixed price, 27% time and material, and 15% cost-reimbursable contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. During the nine months ended September 30, 2005, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 99% of our revenues. During that same period, our five largest clients generated approximately 98% of our revenues. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

Paradigm Solutions Corporation utilized the Small Business Administration (SBA) 8(a) Business Development Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. The term "graduate" is used to refer to a Participant's exit from the 8(a) BD Program at the expiration of the Participant's term, thus the business is no longer considered 8(a). This program, allowed the business to build a base of business with various federal civilian agencies. The backlog of federal business under this program will continue until the contracts end, after which we will pursue several avenues to maintain the business we believe is important to our strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontractor role when the business comes up for re-compete and teaming with a SBA business who would be the prime. SBA 8(a) contracts which provide 8%, 64% and 28% of our current SBA 8(a) revenues will come up for renewal in 2005, 2006 and 2007, respectively.

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

The following table sets forth certain items from our consolidated statements of operations for the periods indicated.

                                          Three Months Ended September 30,                    Nine Months Ended September 30,
(Dollars in                                   Restated                 Restated                 Restated                   Restated
thousands)                           2005        2004         2005        2004         2005        2004          2005         2004
                                  -------     -------       ------     -------      -------     -------        ------      -------

Revenue                           $15,543     $16,593        100.0%      100.0%     $46,219     $45,975         100.0%       100.0%

Cost of                            13,118      14,597         84.4        88.0       39,132      40,356          84.7         87.8
Revenue                           -------     -------       ------      ------      -------     -------        ------       ------

Gross                               2,425       1,996         15.6        12.0        7,087       5,619          15.3         12.2
Margin

Selling, General & Administrative   1,996       2,217         12.8        13.3        5,876       6,106          12.7         13.3
                                  -------     -------       ------      ------      -------     -------        ------       ------

Income (loss) from                    429        (221)         2.8        (1.3)       1,211        (487)          2.6         (1.1)
Operations

Other (expense)                       (51)         (9)        (0.3)       (0.0)        (145)        (35)         (0.3)        (0.0)
income

Income tax (benefit)provision         131         (73)*        0.9        (0.4)         362        (183)*         0.8         (0.4)
                                  -------     -------       ------      ------      -------     -------        ------       ------

Net Income (loss)                    $247       ($157)*        1.6%       (0.9%)       $704       ($339)*         1.5%        (0.7%)

* proforma

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

                                         Three Months Ended September 30,                  Nine Months Ended September 30,
(Dollars in thousands)                        Restated                Restated                  Restated                  Restated
                                     2005        2004        2005        2004         2005         2004         2005         2004
                                  -------     -------      ------      ------      -------      -------       ------       ------

Federal Service Contracts         $10,366     $10,149        66.7%       61.2%     $31,140      $29,731         67.4%        64.7%

Federal Repair & Maintenance        5,019       6,444        32.3        38.8       14,528       16,234         31.4         35.3
Contracts

Commercial Contracts                  158           0         1.0         0.0          551           10          1.2          0.0
                                  -------     -------      ------      ------      -------      -------       ------       ------

Total                             $15,543     $16,593       100.0%      100.0%     $46,219      $45,975        100.0%       100.0%
Revenue

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

Comparison of the Three Months Ended September 30, 2005 and 2004

Revenue. For the three months ended September 30, 2005, our revenues decreased 9.4% to $15.5 million from $16.6 million for the same period in 2004. The decrease in revenue was due to hardware and software purchases related to a system upgrade during the three months ended September 30, 2004 by our federal repair and maintenance customer. We did not experience, nor do we expect, additional system upgrade activity during the fiscal year ended December 31, 2005 for our federal repair and maintenance customer. The decrease in federal repair and maintenance revenue was partially off-set by slightly higher revenue from our federal service contracts business of $0.2 million and commercial business revenue of $0.2 million.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontracts and an allocation of indirect costs. Generally, changes in cost of revenue are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended September 30, 2005, cost of revenue decreased 10.0% to $13.1 million from $14.6 million for the same period in 2004. As a percentage of revenue, cost of revenue was 84.4% for the three months ended September 30, 2005 as compared to 88.0% for the three months ended September 30, 2004. The decrease in cost of revenue was primarily attributable to the decrease in federal repair and maintenance revenue related to system upgrades performed in 2004.

Gross Margin. For the three months ended September 30, 2005, gross margin increased 21.5% to $2.4 million from $2.0 million for the same period in 2004. Gross margin as a percentage of revenues increased to 15.6% for the three months ended September 30, 2005 from 12.0% for the three months ended September 30, 2004. Gross margin, as it relates to our federal service contract business, increased 20.2% to $2.1 million from $1.8 million for the same period in 2004. The increase was primarily due to lower operating expenses on our fixed price federal service contracts and a slight increase in overall federal service revenue. Gross margin, as it relates to our federal maintenance contracts, increased 31.3% to $0.3 million from $0.2 million for the same period in 2004. The increase in gross margin is primarily attributable to lower expenses as we have outsourced a portion of our maintenance efforts to a third party vendor effective July 1, 2005.

Selling, General & Administrative Expenses. For the three months ended September 30, 2005, selling, general and administrative expenses decreased by 10.0% to $2.0 million from $2.2 million for the same period in 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 12.8% from 13.3% for the same period in 2004. The decrease is primarily attributable to $0.2 million in expenses incurred during the three months ended September 30, 2004 related to the acquisition of Cheyenne Resources.

Net Income. For the three months ended September 30, 2005, net income increased to $0.2 million from pro-forma ($0.2) million for the same period in 2004. This increase was due to the increases in gross margin and decreased selling, general and administrative expenses as discussed above.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Revenue. For the nine months ended September 30, 2005, our revenues increased 0.5% to $46.2 million from $46.0 million for the same period in 2004. This increase is due to additional task order work from our Housing and Urban Development client of $1.5 million, new revenue from sales of our OpsPlanner software and services of $0.6 million, which was partially off-set by a decrease of $1.7 million in our maintenance and repair business with our Internal Revenue Service client.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontracts and an allocation of indirect costs. Generally, changes in cost of revenue are correlated to changes in revenue as resources are consumed in the production of that revenue. For the nine months ended September 30, 2005, cost of revenue decreased 3.0% to $39.1 million from $40.4 million for the same period in 2004. As a percentage of revenue, cost of revenue was 84.7% for the nine months ended September 30, 2005 as compared to 87.8% for the nine months ended September 30, 2004. Cost as a percentage of revenue decreased due to lower operating expenses on our fixed price federal service contracts and an increase in our commercial software and services revenue, which has higher gross margins than our federal business. The decreases in cost as a percentage of revenue attributable to our federal service contracts and commercial business were partially off-set by incremental hardware expense on our federal service and repair and maintenance business.

Gross Margin. For the nine months ended September 30, 2005, gross margin increased 26.1% to $7.1 million from $5.6 million for the same period in 2004. Gross margin as a percentage of revenues increased to 15.3% for the nine months ended September 30, 2005 from 12.2% for the nine months ended September 30, 2004. Gross Margin, as it relates to our federal service contracts, increased 42.7% to $6.1 million from $4.3 million for the same period in 2004. This increase is due to lower operating expenses on our fixed price federal service contracts and an increase in our total federal services revenue. Gross Margin, as it relates to our federal maintenance contracts, decreased 26.2% to $1.0 million from $1.4 million for the same period in 2004. The decrease in gross margin is due to incremental hardware expense during the quarters ended March 31 and June 30, 2005 and the overall decrease in federal maintenance contract revenue.

Selling, General & Administrative Expenses. For the nine months ended September 30, 2005, selling, general and administrative expenses decreased 3.8% to $5.9 million from $6.1 million for the same period in 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 12.7% for the nine months ended September 30, 2005 from 13.3% for the same period in 2004. The decrease is primarily attributable to $0.2 million in expenses incurred during the three months ended September 30, 2004 related to the acquisition of Cheyenne Resources.

Net Income. For the nine months ended September 30, 2005, net income increased to $0.7 million from pro-forma ($0.3) million for the same period in 2004. This increase was due to the increase in gross margin and decrease in selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

Our primary liquidity needs are financing the cost of operations, capital expenditures and servicing our debt. Our sources of liquidity are our existing cash, cash generated from operations, and cash available from borrowings under our revolving credit facility. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our revolving credit facility. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our existing business, are adequate to meet our future liquidity needs for the next twelve months.

For the nine months ended September 30, 2005 the Company generated $1.0 million in cash and cash equivalents versus $0.6 million for the same period in 2004.

For the nine months ended September 30, 2005, net cash provided by operations was $0.6 million compared to $4.6 million for the same period in 2004. The lesser amount of net cash from operations of $4.0 million was primarily due to the increase in accounts receivable mainly related to our Department of Treasury client, partially offset by a reduction in prepaid expenses mainly related to our IRS LTMCC customer contract and lesser decreases in deferred revenues and accounts payable as compared to the same period in 2004.

Accounts receivable increased by $1.8 million for the nine months ended September 30, 2005 versus a decrease of $4.3 million for the same period in 2004. The increase in 2005 is primarily attributable to the timing of invoice payments related to our Department of Treasury and Homeland Security client. The Company believes accounts receivables balances for both customers will return to normal levels during the three months ended December 31, 2005. The decrease in accounts receivable for 2004 was attributable to increased concentration on the collection of receivables during the three months ended September 30, 2004. Prepaid expenses, which are primarily associated with our IRS LTMCC contract, decreased by $4.1 million versus a decrease of $1.6 million in 2004 as the Company fulfilled the obligations of the contract.

Deferred revenue for the nine months ended September 30, 2005 decreased by $1.3 million compared to an increase of $0.2 million for the same period in 2004. The decrease is primarily related to the Company's IRS LTMCC and Aventis contracts. The deferred revenue for IRS LTMCC is associated with the amortization of software maintenance revenue related to system upgrades, involving additional software licenses or new software products, and annual software maintenance contracts purchased in October 2003 and 2004. Software maintenance contracts are purchased annually by our client during the three months ending December 31 and amortized over the contract period. The timing and amount of deferred revenue will be dependent on the customer's installed base and the timing of additional software purchases related to system upgrades outside of the normal purchasing cycle. At this time, we do not anticipate additional upgrades for the fiscal year ended December 31, 2005. It is the Company's practice to invoice the full contract value at project inception for our commercial contracts. Aventis, our largest commercial contract, was invoiced during the three months ended September 30, 2004. Deferred revenue has decreased due to the fulfillment of services during the nine months ended September 30, 2005.

Accounts payable decreased by $1.0 million for the nine months ended September 30, 2005 versus a decrease of $2.2 million for the same period in 2004. The decrease is due to system upgrade and software maintenance related invoices associated with our IRS LTMCC contract, which were accrued during the three months ending December 31 but paid during the nine months ended September 30 of 2004 and 2005.

Net cash used by investing activities was $0.0 million for the nine months ended September 30, 2005 versus $0.3 million for the same period in 2004. The use of cash relates to the purchase of capital equipment in support of operations. The Company received proceeds from the sale of assets of $0.3 million during the nine months ended September 30, 2005.

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2005, which relates to proceeds from the line of credit to fund operations. Net cash used of $3.7 million for the same period in 2004 was related to payments on the Company's line of credit

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit will be used to borrow funds for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property and real estate. Under the agreement, the line is due on demand and interest is payable monthly depending on the Corporation's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Corporation may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. The Loan and Security Agreement requires that the Company maintain the following covenants and ratios: (1) minimum tangible net worth of $2,000,000 plus 50% of Company's net income for each fiscal year beginning with fiscal year ending December 31, 2005; (2) debt coverage ratio of not less than 1.500 to 1.000; (3) maximum leverage ratio of 5.50 to 1.00, which will be decreased to 5.25 to 1.00 by December 31, 2005 and 4.00 to 1.00 by December 31, 2006. All working capital, as it relates to these covenants and ratios requirements will be evaluated as of quarter-end. The Company was in compliance with all covenant requirements as of September 30, 2005.

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

Subsequent Events

On October 14, 2005, Paradigm Holdings, Inc., a Wyoming corporation ("Paradigm Holdings"), Paradigm Solutions International, Inc., a Maryland corporation and wholly-owned subsidiary of Paradigm Holdings ("PSI"), Blair Management Services, Inc. t/d/b/a Blair Technology Group, a Pennsylvania corporation ("Blair") and the shareholders of Blair (collectively, the "Shareholders") consummated a merger transaction pursuant to the terms of that certain Merger Agreement (the "Merger Agreement"), whereby Blair was merged with and into PSI. PSI is the surviving corporation and will continue its corporate existence under the laws of the State of Maryland as a wholly-owned subsidiary of Paradigm Holdings. Pursuant to the Merger Agreement, the Shareholders exchanged all of the issued and outstanding capital stock of Blair in exchange for (i) One Million Dollars (US $1,000,000) and (ii) five hundred thousand shares of common stock, par value $0.001 per share, of Paradigm Holdings (the "Shares"). Pursuant to the Merger Agreement and an Escrow Agreement entered into by the parties, sixty thousand (60,000) of the Shares will be held in escrow for a period of one (1) year from the date of closing subject to the terms and conditions of the Merger Agreement. In addition, under the terms of the Merger Agreement, Paradigm Holdings will issue to the Shareholders up to an additional 350,000 shares of common stock of Paradigm Holdings pursuant to an earn-out provision.

At the closing of the merger, PSI entered into employment agreements with Messrs. Kristofco, Duffy and Fochler.

For the year ended December 31, 2004, Blair generated $4.5 million in revenue and $0.4 million in net income (unaudited).

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

ITEM 4: CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the quarter ended September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. Except as discussed below, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the quarter ended September 30, 2005. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

During the quarter ended September 30, 2005, the Company employed an insufficient complement of personnel with an appropriate level of experience and training in the area of external financial reporting commensurate with the Company's financial reporting requirements. On September 19, 2005, the Company hired a new Vice President and Chief Financial Officer.

In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's quarter ended September 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit No. Description                                                 Location
----------  -------------------------------------------------------     ---------------------------------------------
10.1        Merger Agreement, dated October 12, 2005, by and            Incorporated by reference to Exhibit 99.1 to
            among Paradigm Holdings, Paradigm Solutions                 Registrant's current report on Form 8-K filed
            International, Inc. ("PSI"), Blair Management Services,     with the Commission on October 20, 2005.
            Inc. t/d/b/a Blair Technology Group ("Blair") and the
            Shareholders of Blair

10.2        Escrow Agreement, dated October 12, 2005, by and            Incorporated by reference to Exhibit 99.2 to
            among Paradigm Holdings, PSI, the Shareholders of           Registrant's current report on Form 8-K filed
            Blair and Kirkpatrick & Lockhart Nicholson Graham LLP       with the Commission on October 20, 2005.

10.3        Employment Agreement, dated October 12, 2005, by and        Incorporated by reference to Exhibit 99.3 to
            between PSI and Tom Kristofco.                              Registrant's current report on Form 8-K filed
                                                                        with the Commission on October 20, 2005.

10.4        Employment Agreement, dated October 12, 2005, by and        Incorporated by reference to Exhibit 99.4 to
            between PSI and Robert Duffy.                               Registrant's current report on Form 8-K filed
                                                                        with the Commission on October 20, 2005.

10.4        Employment Agreement, dated October 12, 2005, by and        Incorporated by reference to Exhibit 99.5 to
            between PSI and Steve Fochler.                              Registrant's current report on Form 8-K filed
                                                                        with the Commission on October 20, 2005.

31.1        Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a),  Provided herewith as adopted pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

31.2        Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a),  Provided herewith as adopted pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

32.1        Certification of CEO pursuant to 18 U.S.C. Section 1350,    Provided herewith
            as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

32.2        Certification of CFO pursuant to 18 U.S.C. Section 1350,    Provided herewith
            as adopted pursuant to Section 906 of the Sarbanes-Oxley

(b) Reports on Form 8-K

Report Date             Item No.        Description
August 8, 2005          Item 1.01       On August 8, 2005, Paradigm Holdings filed a current report on Form 8-K to disclose a two year Loan and Security Agreement with Chevy Chase
                                        Bank that provides for a revolving line of credit facility of up to $9 million.

August 15, 2005         Item 5.02       On August 15, 2005 Paradigm Holdings filed a current report on Form 8-K to disclose that Mark Serway resigned as Senior Vice President, Chief
                                        Financial Officer and a member of Board of Directors.

September 9, 2005       Item 5.02       On September 9, 2005, Paradigm Holdings filed a current report on Form 8-K to disclose the appointment of Richard P. Sawchak as Vice President and
                                        Chief Financial Officer, effective September 19, 2005.

September 28, 2005      Item 1.01       On September 28, 2005, Paradigm Holdings filed a current report on Form 8-K to disclose Richard Sawchak and the Company had entered into an employment agreement with an effective date of September 19, 2005.

October 20, 2005        Item 1.01       On October 20, 2005 Paradigm Holdings filed a current report on Form 8-K to disclose the consummation of a merger transaction, whereby Blair
                                        Management Services t/d/b/a Blair Technology Group was merged into
                                        Paradigm Solutions International, a wholly owned subsidiary of Paradigm
                                        Holdings Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC.
(Registrant)

By: /S/ RAYMOND A. HUGER                By: /S/ RICHARD SAWCHAK
    ---------------------------             -------------------------
    Raymond A. Huger                        Richard Sawchak
    Chief Executive Officer                 Chief Financial Officer