Form 10-K/A
period 2004-12-31
Paradigm Holdings, Inc
filed 2006-01-17
CIK 313353

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

Documents incorporated by Reference:

                                Part III - None.

                                Explanatory Note

This Annual Report on Form 10-K/A (this "Amendment") is being filed as Amendment #2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The purpose of this form is to amend and restate Item 4. Controls and Procedures. An evaluation was carried out during December 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and new Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and new Chief Financial Officer concluded that these disclosure controls and procedures were not effective for the quarter ended December 31, 2004 as a result of a material weakness in internal controls as of December 31, 2004.

The purpose of our previous amendment was to:

1. break-out certain expenses previously reported as "Indirect Costs" into Cost of Revenue and Selling, General and Administrative expenses; and
2. restate revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts.

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

All of our revenues would be substantially threatened if our relationships with agencies of the federal government were harmed

Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues could decline substantially. We could be forced to curtail or cease our business operations. During the twelve months ending December 31 2004, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 99% of our revenues of which, 55% of revenue was U.S. Small Business Administration (SBA) 8(a) business. During that same period, our five largest clients, all agencies of the federal government, generated approximately 99% of our revenues. We believe that federal government contracts are likely to continue to account for a significant portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

We may encounter risk in maintaining our current U.S. Small Business Administration (SBA) 8(a) revenue in the future

As of October 2004, Paradigm Solutions Corporation began competing solely in the open marketplace for federal business. Due to our graduation from the Small Business Administration 8(a) Business Development Program, we are no longer classified as a small disadvantaged business by the federal government. Accordingly, we will no longer have access to contract vehicles set aside for 8(a) businesses. The backlog of federal business under this program will continue until the contracts end, after which we will pursue several avenues to maintain the business we believe is important to our strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime contractor. SBA 8(a) contracts generated 55% of our revenue for the year ended December 31, 2004. As of September 30, 2005, SBA 8(a) contracts which provide 8%, 64% and 28% of our current SBA 8(a) revenues will come up for renewal in 2005, 2006 and 2007, respectively. Failure to migrate the 8(a) backlog business to other government contract vehicles or take a subcontractor role when the business comes up for re-compete could significantly impact our future revenue.

The calculation of our backlog is subject to numerous uncertainties and we may not receive the full amounts of revenue estimated under the contracts included in our backlog, which could reduce our revenue in future periods.

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

Failing to maintain strong relationships with prime contractors could result in a decline in our revenues

We derived approximately 5% of our revenues during the twelve months ended December 31, 2004 through our subcontractor relationships with prime contractors, which, in turn, hold the prime contract with end-clients. We project over the next few years the percentage of subcontractor revenue will increase significantly. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose this source of revenues, which, if not replaced, could force us to curtail our business operations.

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

If we experience difficulties collecting receivables it could cause our actual results to differ materially from those anticipated

As of December 31, 2004, 65% of our total assets are in the form of accounts receivable, thus, we depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget.

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

If we cannot obtain the necessary security clearances, we may not be able to perform classified work for the government and we could be forced to curtail or cease operations

Government contracts require us, and some of our employees, to maintain security clearances. If we lose or are unable to obtain security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, if we cannot obtain the required security clearances for our employees working on a particular engagement, we may not derive the revenue anticipated from the engagement, which, if not replaced with revenue from other engagements, could force us to curtail or cease our business operations.

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

We have identified a material weakness in internal control over our financial reporting, primarily related to the lack of technical accounting and reporting expertise. Our inability to provide such expertise may result in inadequate or deficient financial reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting of our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company's assets that could have a material effect on our financial statements.

We conducted an evaluation of the design and effectiveness of internal control over financial reporting. Based on this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2004. We identified an internal control deficiency that represented a material weakness in internal control over the financial statement close process. The control deficiency related to our limited resources and internal level of technical accounting and reporting expertise. This material weakness affects our ability to prepare and properly review interim and annual financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the SEC. A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis. The foregoing material weakness resulted in restatements to our financial statements and related disclosures. As we have not completed the testing of all aspects of our internal control over financial reporting, it is possible that additional deficiencies could be determined to be individually or in the aggregate a material weakness, which could lead to inaccurate financial statements and further restatements of those financial statements.

In order to address and correct the deficiency identified above, our corrective actions included: (i) Hired a Chief Financial Officer with the requisite experience on September 19, 2005; (ii) Hired a corporate controller with the requisite experience and CPA designation on November 16, 2005; (iii) Hired an assistant controller with the requisite experience and CPA designation to assist and work directly with our corporate controller on October 15, 2005; and (iv) Created an additional position to assist with the financial reporting process and hired an individual for this position on May 16, 2005. Our ability to retain skilled finance professionals may impact our ability to remediate our material weakness by December 31, 2005.

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

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    BUSINESS ...........................................................1

ITEM 2.    PROPERTIES ........................................................13

ITEM 3.    LEGAL PROCEEDINGS..................................................13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS..........................................................14

ITEM 6.    SELECTED FINANCIAL DATA............................................16

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................17

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........23

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................23

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.............................................23

ITEM 9A.   CONTROLS AND PROCEDURES............................................23

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY....................25

ITEM 11.   EXECUTIVE COMPENSATION.............................................28

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....29

ITEM 13.   CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS....................30

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................30

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...........................32

           Signatures

                                     PART I

ITEM 1. BUSINESS

Company Overview

Paradigm Holdings Inc. ("PDHO") (website: - www.paradigmsolutions.com) provides information technology and business continuity solutions to government and commercial customers. Headquartered in Rockville, Maryland, the company was founded on the philosophy of high standards of performance, honesty, integrity, customer satisfaction and employee morale. With an established core foundation of experienced executives, the Company rapidly grew from six employees in 1996 to the current level of more than 300 personnel. Revenues grew from $51 million in 2003 to over $61 million by the end of 2004. During this period of growth, Paradigm remained centered on information technology services and solutions.

Paradigm Holdings Inc. consists of two subsidiary companies: Paradigm Solutions Corporation (PSC), which was incorporated in 1996 to deliver information technology Infrastructure Support Services and Software Engineering Support Services and Business Continuity Planning Servcices to Federal Agencies, and Paradigm Solutions International (PSI), which was incorporated in 2004 to deliver Business Continuity Planning and Emergency Management Services and software to commercial clients.

Paradigm Solutions Corporation provides support for mission-critical systems in key federal agencies such as the Departments of Justice, Treasury and Homeland Security.

Paradigm Holdings formed the PSI subsidiary company to produce a fully-integrated solution for protecting businesses from "all hazard" interruptions. A customized methodology was developed to provide clients with a comprehensive picture of the risks to their operations, facilities and people. The software tool, OpsPlanner(TM) is one of the first tool sets to encompass continuity planning, emergency management and automated notification in one easy-to-use platform. From inception, this platform was developed as an integrated application--unlike the prevailing competitors which developed continuity planning, emergency management and automated notification as separate software modules. This technology, when implemented with Paradigm's methods, offers a superior solution in the continuity of operations planning and risk management area. The release of this Software tool was made in January of 2005 and no significant revenue was recognized in 2004.

Paradigm has achieved significant accomplishments including the launch of the Continuous Paradigm Process and Product Improvement (CP(3)I), the continued evolution of Paradigm's ISO 9001:2000 Quality Management Office, the establishment of strategic Mentor Protege relationships, and success in building a backlog of business over the last year. Additionally, Paradigm has won over 45% of its pursued competitive procurements, greatly exceeding the industry standard win rate of 30% to 40%. The Company not only won new business with the Department of Treasury in 2004, but it also won numerous recompetes of existing contracts including three with the Office of the Comptroller of the Currency, four with the National Technical Information Service, and one with the Department of Housing and Urban Development. Paradigm won several GWAC (Government Wide Acquisition Contracts) vehicles including the Department of Justice ITSS III and State of Maryland MCS. The Company also successfully penetrated the DOD arena, gaining access to multiple GWACs such as DISA Encore, Army MADD-1, Army CONUS Support Base Services (CSBS), and MATOC Naval Research Systems Integration.

Paradigm has also achieved success providing information technology services to many government and commercial clients, including the Departments of Homeland Security, Treasury, Justice, Commerce, Housing and Urban Development, the Small Business Administration, IBM, Lockheed Martin, EDS, and the World Bank. Through a careful analysis of its current marketing practices, Paradigm has determined that its strategic marketing knowledge and concepts are sound and will continue to produce desirable results in both the federal and commercial sectors. The Company will maximize revenue through continued growth in its core client base and through selected acquisitions that strengthen and expand its ability to help government and commercial clients achieve effective disaster recovery and business continuity.

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

Cheyenne Resources held oil and gas interests and was involved with producing and selling oil, gas and other mineral substances. Cheyenne Resources did not engage in refining or retail marketing operations; rather its activities had been restricted to acquiring and disposing of mineral properties, and to producing and selling oil and gas from its wells.

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

In 1999, Cheyenne Resources entered into a memorandum of understanding to obtain a 25% interest in Cayenne Records, Inc., which has a 75% interest in NL Records of Nashville, Tennessee. This transaction was rescinded in 2000 due to the inability of the seller to produce records and data. No value was recorded in the financial statements. Cheyenne Resources issued 11,473,711 shares of common stock for this interest.

In 1999, Cheyenne Resources entered into an Agreement with Tiger Exploration to acquire the Dixie Gas Field and interests in the Stephens and Lick Creeks Fields for 12,000,000 shares of common stock. Title and production data could not be verified or produced, and so no value of assets could be carried.

In June 2000, Cheyenne Resources rescinded its memorandum of understanding with Cayenne Records, Inc. In June 2000, Cheyenne Resources also rescinded its memorandums of understanding to acquire Dixie gas Field and interests in Stephens and Lick Creek Fields. No value was recorded in this financial statement for these acquisitions. Of the 23,473,711 shares issued for the above referenced transactions, all but 2,623,838 shares were returned.

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

At the October 14, 2005 share price of $3.00, the transaction has a total purchase price of $3,550,000 assuming all earn-out provisions are achieved.

Blair Technology Group was founded in 1992. The Company has provided business continuity and information technology security solutions to over 300 commercial customers in a variety of industries including finance, healthcare and energy.

The acquisition of Blair Technology Group allows Paradigm Holdings to combine the OpsPlanner software suite with Blair's extensive credentials in the business continuity arena. Paradigm Holdings can now offer our customers a comprehensive business continuity solution. The acquisition also allows Paradigm Holdings to expand its presence in the commercial marketplace. For the year ended December 31, 2004, Blair generated $4.6 million in revenue and $0.4 million in net income.

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

Infrastructure support services include all aspects of project planning, facilities build-out, implementation, and operations. Our services encompass the following critical areas:

----------------------------------------------------------------------------------------------------
            Service / Solution                             Description
----------------------------------------------------------------------------------------------------
Infrastructure Design and Implementation     For network, mainframe and telecommunications
                                             environments
----------------------------------------------------------------------------------------------------
Service Center Solutions                     Including 24/7 nationwide network support for mission
                                             critical systems
----------------------------------------------------------------------------------------------------
Data Center Operations                       Multiple 24/7 mainframe operations support for mission
                                             critical systems
----------------------------------------------------------------------------------------------------
Network Operations Center Support            Provide corrective and adaptive hardware support for
                                             large Information Technology equipment including
                                             printers and other peripheral systems.
----------------------------------------------------------------------------------------------------
Network Security and Management              Including 24/7 nationwide network support for mission
                                             critical systems in an windows environment
----------------------------------------------------------------------------------------------------
Desktop Support and Administration           Managing and administration of network and application
                                             security
----------------------------------------------------------------------------------------------------
Telecommunications                           Tier I and II support for desktop and laptop computing
                                             systems
----------------------------------------------------------------------------------------------------
Depot Maintenance                            Communications support including switch installation
                                             and implementation, phone support, cabling and routers.
----------------------------------------------------------------------------------------------------
Disaster Recovery Support                    Receipt, repair and distribution of Personal Computers
----------------------------------------------------------------------------------------------------
Information Security Solutions               Leverage our Security Assessment towards building an
                                             effective Information Security Program
----------------------------------------------------------------------------------------------------
Database Administration                      Maintenance, administration, and engineering of
                                             Infrastructure support databases
----------------------------------------------------------------------------------------------------

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

Software engineering support services consist of new development, maintenance and support, as well as migration of legacy systems to modern platforms. Our services encompass the following critical areas:

---------------------------------------------------------------------------------------------------------------
                Service / Solution                                        Description
---------------------------------------------------------------------------------------------------------------
Requirements Engineering                       Provide full spectrum of Requirements Analysis utilizing best commercial practices including COTS products. Basis for all re-engineering and maintenance software activities.
---------------------------------------------------------------------------------------------------------------
Configuration Management                       Provide CM support for customer base and internal software engineering activities to ensure version control for SW and documentation
---------------------------------------------------------------------------------------------------------------
Software Quality Assurance                     Provide complete spectrum of Testing on software development solutions including, unit test, end to end test, regressions testing. Utilize host of COTS products to accomplish internal and external mandated testing requirements.
---------------------------------------------------------------------------------------------------------------
Independent Verification and Validation        Provide IV&V for customer for companies developing new products to be integrated into customer production site.
---------------------------------------------------------------------------------------------------------------
Application Development for Web, Client/       Full Software Development Life Cycle (SDLC) for all aspects of
Server, and Mainframe Platforms                application support. Technologies include, but not limited to:
                                               Visual Basic, J2EE, Powerbuilder, .NET, HTML, Java Script.
---------------------------------------------------------------------------------------------------------------
Legacy Systems Migration and Data Conversion   Converting legacy systems to meet customer based Enterprise
                                               Architecture requirements. Some conversions include IBM CICS
                                               COBOL to J2EE, Powerbuilder to J2EE.
---------------------------------------------------------------------------------------------------------------
Database Design and Development                Design and engineering of databases for applications
development.
---------------------------------------------------------------------------------------------------------------
Data Warehousing and Data Mining               Implementation of data warehouses for multiple clientele
---------------------------------------------------------------------------------------------------------------
Application Security                           Engineering of security is wrapped into corrective, adaptive and perfective application development efforts.
---------------------------------------------------------------------------------------------------------------

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

                     Top Programs /Contracts by 2004 Revenue
                                 ($ in millions)

                                                                                            Estimated
                                                                                            Remaining
                                                                                             Contract
                                                                Period of        2004       Value as of    Contract
Programs                         Customer                       Performance     Revenue      12/31/04        Type
--------                         --------                       -----------     -------      --------        ----
Long Term Maintenance of         Department of Treasury - IRS
Computing Center                                                6/01 - 4/06      $ 18.2         $ 9.9        FFP

Alcohol, Tobacco & Firearms      Department of Justice          2/02 - 2/07        10.6          18.6        CP

Community Planning &             Housing and Urban
Development                      Development                    3/03 - 3/07         7.0          19.7        FFP

United States Secret Service     Department of Homeland
                                 Security                       9/99 - 3/06         5.0           4.5        T&M

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

o Implementation of Level 2 CMMI processes to increase contract award opportunities

iCenter

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

o     Training and Seminars

o     Software Development Methodologies

o     Software Quality Assurance and Metrics

o     Help Desk Technology and Best Practices

o     Wireless Technologies

o     Information Security

Paradigm Solutions International (PSI)

Paradigm Solutions International is our newly formed subsidiary of Paradigm Holdings, Inc., incorporated in December of 2004, engaged in the development and delivery of continuity and information technology security/risk management services. The focus is on improving the ways commercial businesses prepare to respond to and recover from "all hazard" interruptions to their operations. PSI's innovations in business continuity development, planning, and information technology security will position it as a leader in the fragmented Business Continuity and Continuity of Operations industry.

OpsPlanner(TM) software, which was released in 2005, was developed to be the first completely integrated logical system for the preparation for, management of, and continuous improvement of an organization's ability to withstand and recover from "all hazards" to their operations. The purpose of Business Continuity Planning (BCP) is to enable organizations to prepare for emergencies and disruptions such as natural disasters from hurricanes and floods as well as blackouts, fires, terrorist attacks and cyber attacks. Crisis

Management is a related discipline that deals with real-time management of emergencies and recovery from damage. These business practices have received a great deal of attention following the 911 terrorist attacks on the U.S. In fact, the 911 Commission has explicitly stressed the need for BCP as a key aspect of private sector preparedness.

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

o The recent blackouts in several cities have almost certainly acted as the most significant catalysts outside financial services, the public sector and those areas immediately affected by the events of September 11, 2001.

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

Business Continuity and Information Technology Security Professionals

o     Full-time Certified Business Continuity Professionals (CBCPs).

o Certified Network and Security Consultants/Engineers (CISSP, Security+, etc.).

Paradigm Solutions International has acquired Blair Management Services to provide our Business Continuity services. The acquisition enables Paradigm Solutions International to combine Blair Management Services Business Continuity credentials and service delivery expertise with our OpsPlanner software capabilities. The combined entity will offer a complete Business Continuity solution to our customers.

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

o Selectively add sales and professional delivery resources, deployed in a broader geographic area.

o     Achieve rapid growth through organic growth and strategic acquisitions.

o     Remain deep and narrow in service offerings.

o     Place Paradigm Solutions International offices in key US Cities.

o Continue to focus its efforts for marketing, sales and service delivery within the following geographic areas:

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

None.
                                       13

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "PDHO" since September 14, 2004, following our name change and a 1 for 85 reverse stock split. The shares of Cheyenne Resources traded on the OTC BB under the symbol "CHYN" from January 2002 to July 2004. The following table contains the reported high and low bid prices for the common stock as reported on the OTC BB for the periods indicated.

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

Cheyenne Resources held oil and gas interests and was involved with producing and selling oil, gas and other mineral substances. Cheyenne Resources did not engage in refining or retail marketing operations; rather its activities had been restricted to acquiring and disposing of mineral properties, and to producing and selling oil and gas from its wells.

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

In 1999, Cheyenne Resources entered into a memorandum of understanding to obtain a 25% interest in Cayenne Records, Inc., which has a 75% interest in NL Records of Nashville, Tennessee. This transaction was rescinded in 2000 due to the inability of the seller to produce records and data. No value was recorded in the financial statements. Cheyenne Resources issued 11,473,711 shares of common stock for this interest.

In 1999, Cheyenne Resources entered into an Agreement with Tiger Exploration to acquire the Dixie Gas Field and interests in the Stephens and Lick Creeks Fields for 12,000,000 shares of common stock. Title and production data could not be verified or produced, and so no value of assets could be carried.

In June 2000, Cheyenne Resources rescinded its memorandum of understanding with Cayenne Records, Inc. In June 2000, Cheyenne Resources also rescinded its memorandums of understanding to acquire Dixie gas Field and interests in Stephens and Lick Creek Fields. No value was recorded in this financial statement for these acquisitions. Of the 23,473,711 shares issued for the above referenced transactions, all but 2,623,838 shares were returned.

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

At the October 14, 2005 share price of $3.00, the transaction has a total purchase price of $3,550,000 assuming all earn-out provisions are achieved.


Blair Technology Group was founded in 1992. The Company has provided business continuity and information technology security solutions to over 300 commercial customers in a variety of industries including finance, healthcare and energy.


The acquisition of Blair Technology Group allows Paradigm Holdings to combine the OpsPlanner software suite with Blair's extensive credentials in the business continuity arena. Paradigm Holdings can now offer our customers a comprehensive business continuity solution. The acquisition also allows Paradigm Holdings to expand its presence in the commercial marketplace. For the year ended December 31, 2004, Blair generated $4.6 million in revenue and $0.4 million in net income.

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

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. At the end of December 31, 2004, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 99% of our revenues. During that same period, our five largest clients, all agencies of the federal government, generated approximately 99% of our revenues. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

Paradigm Solutions Corporation utilized the Small Business Administration (SBA) 8(a) Business Development Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. The term "graduate" is used to refer to a Participant's exit from the 8(a) BD Program at the expiration of the Participant's term, thus the business is no longer considered 8(a). This program, allowed the business to build a base of business with various federal civilian agencies. The backlog of federal business under this program will continue until the contracts end, after which we will pursue several avenues to maintain the business we believe is important to our strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime. As of September 30, 2005, SBA 8(a) contracts which provide 8%, 64% and 28% of our current SBA 8(a) revenues will come up for renewal in 2005, 2006 and 2007, respectively.

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

Other income and expense consists primarily of interest income earned on our cash and cash equivalents and interest payable on our revolving credit facility.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to contingent liabilities, revenue recognition, and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, costs of revenues, and property and equipment.

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

Consolidated Statement of Operations Years Ended December 31, 2004, 2003 and
2002

                (Dollars in thousands except for the percentages)


                                                          Twelve Months Ended December 31,

                                      FY04          FY03          FY02          FY04          FY03          FY02
                                    -------       -------       -------       -------       -------       -------
Revenue                             $61,756       $51,206       $37,673         100.0%        100.0%        100.0%
Cost of Revenue                      54,545        45,810        32,420          88.3          89.5          86.0
Gross Margin                          7,211         5,396         5,253          11.7          10.5          14.0
Selling, general & administrative     8,994         4,951         2,890          14.6           9.6           7.7
Income (loss) from Operations        (1,783)          445         2,363          (2.9)          0.9           6.3
Total other (expense) income            (49)           21            32          (0.0)          0.0           0.1
Proforma Income tax (benefit)
 provision                             (707)          180           925          (1.1)          0.3           2.5
Proforma Net Income (loss)          ($1,125)         $287        $1,471          (1.8%)         0.6%          3.9%


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

Selling, General & Administrative. Selling, general & administrative (SG&A) expenses increased 80.2% to $9.0 million from $5.0 million for the same period in 2003. As a percentage of revenue, SG&A expenses increased to 14.6% for the twelve months ended December 31, 2004 from 9.6% for the same period in 2003. The increase was attributable to additional compensation related expenses from increased staffing of $1.2 million, research and development costs associated with the design and launch of our OpsPlanner product of $1.0 million, additional bid and proposal expenses of $0.2 million, additional facilities expenses of $0.4 million due to a full year of expense for our Rockville headquarters, expenses of $0.4 to acquire Cheyenne Resources and an additional $0.4 million in 3rd party fees including legal, consulting and audit support .

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

Cash provided by financing was $570 thousand for the year ended December 31, 2004, compared to $2.0 million as of December 31, 2003. Both were comprised of transactions under the corporation's line of credit and banking activity with SunTrust Bank.

The Company had a line of credit arrangement with SunTrust Bank which expired on June 30, 2005. Under the agreement the line is due on demand and interest is payable monthly depending on the Corporation's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 1.95% to 3.50%. The weighted average interest rates incurred for the years ended December 31, 2004 and 2003 were 3.69% and 3.51%, respectively. The line of credit was secured by substantially all of the assets of the Corporation. Under the terms of the agreement, the Corporation may borrow up to the lesser of $5,000,000 or 85% of eligible Government receivables plus 75% of eligible commercial receivables. The maximum amount available under the line of credit at December 31, 2004 and 2003 was $5,000,000 and $3,000,000, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

As of the year ended December 31, 2004, an evaluation was carried out under the supervision and with the participation of our management at that time, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, these disclosure controls and procedures were effective.

The board of directors of the Company, including the Chief Executive Officer and President, identified the need to replace the Chief Financial Officer (CFO) during May 2005 and began the search for a new CFO. Concurrent with the SEC review of our pending Registration Statement on Form S-1, an evaluation was carried out during December 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and new Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and new Chief Financial Officer concluded that these disclosure controls and procedures were not effective for the quarter ended December 31, 2004 as a result of a material weakness in internal controls as of December 31, 2004 as discussed below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company's assets that could have a material effect on the financial statements.

As defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's reassessment in December 2005 concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004. As a result of the assessment, we identified the following material weakness:

      o identified insufficient resources of technical accounting and reporting expertise. This weakness relates to the oversight and review of financial transactions, which affects our ability to prepare and properly review financial statements and accompanying footnote disclosures in accordance with United States generally accepted accounting principles and the rules and regulations of the SEC.

As a result of the material weakness discussed above, the following occurred:

      o restated revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts for the year ended December 31, 2004 in our Form S-1, Amendment #6;
      o restated our previously filed Form 10-K to conform to the changes made within our Form S-1 filing. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-K/A, and in Note 16, "Restatement" in the Notes to the consolidated financial statements contained in Amendment No.2 to our Annual Report on Form 10-K for the year ended December 31, 2004;
      o restated our previously filed Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005,to conform to the changes made in our Form S-1 filing. The restatement is further discussed in "Explanatory Note" in the forepart of our Forms 10-Q/A, and in Note 5, "Restatement" in the Notes to the consolidated financial statements contained in Amendment No.2 to our Quarterly Reports on Form 10-Q for the quarters ended March 31 , 2005 and June 30, 2005; and
      o restated our Form S-1 Amendment #6 and Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, to reflect the decrease in revenue, gross margin and net income attributable to changing the Company's revenue recognition as it relates to software licenses. In accordance with SOP 97-2, the Company will recognize software license revenue over the contract term until it establishes VSOE.

Remediation Plan

In addition to controls and procedures consistent with prior practices, we have developed and are implementing remediation plans. In order to remediate the aforementioned material weakness, we have:

      o Hired a Chief Financial Officer with the requisite experience on September 19, 2005;
      o Hired a corporate controller with the requisite experience and CPA designation on November 16, 2005;
      o Hired an assistant controller with the requisite experience and CPA designation to assist and work directly with our corporate controller on October 15, 2005;
      o Created an additional position to assist with the financial reporting process and hired an individual for this position on May 16, 2005;

We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the identified material weakness. Management of the Company will continue to evaluate the effectiveness of our disclosure controls and procedures and anticipates the material weakness discussed above will be remediated by December 31, 2005. Because of the inherent limitations in all control systems, controls can provide only reasonable, not absolute, assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2004, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information with respect to the directors and executive officers of the Company.


Name                    Age    Position with the Company
----                    ---    -------------------------
Raymond A. Huger        59     Chief Executive Officer and Chairman of the Board
                               of Directors

Frank J. Jakovac        56     President and Chief Operating Officer

Richard Sawchak         31     Vice-President and Chief Financial Officer

Francis X. Ryan         53     Director

John A. Moore           52     Director

Edwin M. Avery          57     Director


Raymond A. Huger, Chief Executive Officer Chairman of the Board - Mr. Huger has more than 30 years of experience in business management, information technology, and sales/marketing and technical support services. He established Paradigm Solutions in 1991 following a very successful 25-year career with IBM, beginning as a Field Engineer and holding a variety of challenging technical support, sales/marketing and executive management positions. Prior to his early retirement from IBM, he was a Regional Manager, responsible for the successful operations of several IBM Branch offices that generated over $500 million dollars in annual revenue. His experience and understanding of technology allowed him to develop solid business value propositions for Paradigm Solutions and its Paradigm Solutions International Division. Mr. Huger has a Bachelor's Degree (BA) from Bernard Baruch College and a Master's Degree (MBA) from Fordham University.


Mr. Huger's Prior
Five Year History:       2004 - Present, Chairman & CEO, Paradigm Holdings, Inc.
                         1991 - 2004, President & CEO, Paradigm Solutions Corp.


Frank J. Jakovac, President and Chief Operating Officer - Mr. Jakovac has over 25 years experience leading organizations through every phase of their lifecycle: from start-up to change and revitalization, to turnaround and accelerated growth. His background includes cross-functional expertise and experience in areas including business development, leadership, management, corporate governance, and regulatory issues. Mr. Jakovac built a highly successful entrepreneurial venture from start-up to $300 million in only four years and built another privately held venture from start-up to $100 million in assets within five years. In addition, he has participated in successful mergers and restructuring ventures and has nurtured working relationships with Fortune 500 CEOs, growth. His more recent successes include the founding of Adriatic Ventures in 1998 (which commercialized and managed projects ranging from information technology to land development) and his tenure as president and CEO of Avid Sportswear & Golf Corp. Mr. Jakovac graduated with a Bachelor of Science from Edinboro University and completed the Executive Extended Master Program in Business Administration, University of Pittsburgh.


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


Mr. Sawchak's Prior
Five Year History:       2005 - Present, Vice President & Chief Financial
                         Officer, Paradigm Holdings, Inc.
                         2003 - 2005, Director of Global Financial Planning &
                         Analysis, GXS, Inc.
                         2000 - 2003, Director of Finance and Investor
                         Relations, Multilink Technology Corporation


Francis X. Ryan, Board Member - Mr. Ryan has over twenty years experience in managing public companies at the Executive level. Currently he is President of
F. X. Ryan & Assoc. Management Consulting firm specializing in turnarounds, workouts, crisis management, strategic planning, and working capital management. He has extensive experience in business process redesign. Prior to joining the Paradigm Holdings Inc. board, Mr. Ryan was the Central Command Special Operations Officer for Operation Enduring Freedom. Mr. Ryan has also been assigned to SOCCENT and served in Afghanistan. Mr. Ryan is a highly regarded expert speaker in the fields of Corporate Governance and Sarbanes-Oxley regulations. Mr. Ryan has held positions as Chief Operating Officer and Executive Vice President, and Chief Financial Officer for manufacturers and high technology companies. Mr. Ryan currently serves as a board member for the following organizations: St. Agnes Hospital, Baltimore, MD; Good Shepherd Center, Baltimore, MD, and Fawn Industries. Mr. Ryan received his M. B. A. Finance, from the University of Maryland, and holds a B.S. in Economics from Mt. St. Mary's College, where he graduated summa cum laude. Mr. Ryan also holds a C.
P. A. from the State of Pennsylvania.

Mr. Ryan's Prior
Five Year History:      1991 - Present, President, F.X. Ryan & Associates


John A. Moore, Board Member - Mr. Moore has more than 30 years experience in public company management for information technology firms. He is the former Executive Vice President and CFO of ManTech International and was directly involved in taking ManTech public in 2002 as well as facilitating a secondary offering. Mr. Moore has extensive experience in strategic planning, corporate compliance, proposal preparation and pricing and SEC reporting. He has a deep knowledge of federal government contracting and financial management. Mr. Moore has served on the Boards of Directors for ManTech International (MANT) and GSE Systems Inc. (GVP). Mr. Moore is a current member of the Board of Advisors for the University of Maryland's Smith School. Mr. Moore has an MBA from the University of Maryland and a B.S. in accounting from LaSalle University.

Mr. Moore's Prior
Five Year History:      1994 - 2003, EVP & CFO, ManTech
                        International Corporation


Edwin Mac Avery, Board Member - Mr. Avery has 30 years of diverse experience in leading organizations through every lifecycle phase: form start-up to change and revitalization, to turnaround and accelerated growth. His background includes expertise in business development, finance, capital management and regulatory issues. As the Managing Partner of Avery and Company, a client services firm specializing in project design, management, funding and mergers and acquisitions in the energy and technology sectors, he directed minerals leasing of over 50,000 acres of land in seven western states. Mr. Avery initiated or participated in oil and gas operations in six states with over 50 wells drilled. He also represented US energy companies, from small area operators to majors, in over $40 million of divestitures, and mergers and acquisitions activities. Mr. Avery has served as a corporate member on the Boards of Directors of the following corporations: TangibleData Inc., Duplication Technology Inc., Horizon Petroleum Corporation, Pioneer Resources, Inc. and Lincoln Investment Corporation.

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

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                                    2004            2003            2002
                                                         (Restated       (Restated       (Restated
                                                          Note 16)        Note 16)        Note 16)
----------------------------------------------------    ------------    ------------    ------------
Contract Revenue
  Service contracts                                     $ 39,487,603    $ 36,091,375    $ 26,656,972
  Repair and maintenance contracts                        22,268,698      15,114,617      11,016,120
                                                        ------------    ------------    ------------
    Total contract revenue                                61,756,301      51,205,992      37,673,092
                                                        ------------    ------------    ------------

Cost of revenue
  Service contracts                                       33,950,665      32,675,562      23,023,558
  Repair and maintenance contracts                        20,594,289      13,134,103       9,396,121
                                                        ------------    ------------    ------------
    Total cost of revenue                                 54,544,954      45,809,665      32,419,679
                                                        ------------    ------------    ------------

Gross margin                                               7,211,347       5,396,327       5,253,413

   Selling, General & Administrative                       8,994,477       4,950,853       2,889,944
                                                        ------------    ------------    ------------
    Income (loss) from operations                         (1,783,130)        445,474       2,363,469
                                                        ------------    ------------    ------------

Other (expense) income
  Interest income - stockholder                                                1,607           4,039
  Interest income - other                                     12,529          20,085          30,665
  Interest expense                                           (61,920)           (290)         (2,741)
                                                        ------------    ------------    ------------
    Total other (expense) income                             (49,391)         21,402          31,963
                                                        ------------    ------------    ------------

Net income (loss) before income taxes                     (1,832,521)   $    466,876    $  2,395,432
                                                        ------------    ------------    ------------

Provision for income taxes                                 1,934,380          35,125           7,529
                                                        ------------    ------------    ------------

Net income (loss)                                       $ (3,766,901)   $    431,751    $  2,387,903
                                                        ------------    ------------    ------------

Basic and diluted net income (loss) per common share    $      (0.21)   $       0.03    $       0.14
                                                        ------------    ------------    ------------

Basic and diluted weighted average common shares used
  to compute net income (loss) per share                  17,896,709      17,500,000      17,500,000
                                                        ------------    ------------    ------------

Pro-forma provision (benefit) for income taxes (Note 12)    (707,353)        180,214         924,636
                                                        ------------    ------------    ------------

Pro-forma net income (loss)                               (1,125,168)        286,662       1,470,796
                                                        ------------    ------------    ------------

Pro-forma basic and diluted net income (loss)           $      (0.06)   $       0.02    $       0.08
  per common share                                      ------------    ------------    ------------

Pro-forma weighted average common shares outstanding      17,896,709      17,500,000      17,500,000
                                                        ------------    ------------    ------------

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

                              PARADIGM HOLDINGS, INC.




Date: January 17, 2006        By: /s/ Raymond A. Huger
                                  ----------------------------------------------
                                  Raymond A. Huger
                                  Chairman, Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Signature                        Title                                Date
---------                        -----                                ----

/s/ Richard Sawchak              Chief Financial Officer       January 17, 2006
-------------------------
Richard Sawchak

/s/ Frank J. Jakovac             President and COO             January 17, 2006
-------------------------        and Director
Frank J. Jakovac

/s/ Francis Ryan                  Director                     January 17, 2006
-------------------------
Francis Ryan

/s/ John A. Moore                 Director                     January 17, 2006
-------------------------
John A. Moore

/s/ Edwin Mac Avery               Director                     January 17, 2006
-------------------------
Edwin Mac Avery

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