Form 10-Q/A
period 2005-03-31
Paradigm Holdings, Inc
filed 2006-01-17
CIK 313353

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (this "Amendment") is being filed as Amendment #2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

The purpose of the current form is to amend and restate Item 4. Controls and Procedures. An evaluation was carried out during December 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and new Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and new Chief Financial Officer concluded that these disclosure controls and procedures were not effective for the quarter ended March 31, 2005 as a result of a material weakness in internal controls as of March 31, 2005.

The purpose of our previous amendment was to:

1. break-out certain expenses previously reported as "Indirect Costs" into Cost of Revenue and Selling, General and Administrative expenses;

2. restate revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts; and

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

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................14

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......19

     ITEM 4: CONTROLS AND PROCEDURES..........................................19

PART II: OTHER INFORMATION....................................................21

     ITEM 1: LEGAL PROCEEDINGS................................................21

     ITEM 6: EXHIBITS.........................................................21

SIGNATURES....................................................................22

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

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

Quarters Ended March 31,                                     2005             2004
                                                           Restated         Restated
-----------------------------------------------------    ------------     ------------
Contract Revenue
  Service contracts                                      $ 10,242,608     $  9,409,130
  Repair and maintenance contracts                          4,803,579        4,702,041
                                                         ------------     ------------
    Total contract revenue                                 15,046,187       14,111,171
                                                         ------------     ------------

Cost of revenue
  Service contracts                                         8,384,402        8,207,261
  Repair and maintenance contracts                          4,425,842        4,319,767
                                                         ------------     ------------
    Total cost of revenue                                  12,810,244       12,527,028
                                                         ------------     ------------

Gross margin                                                2,235,943        1,584,143

Selling, general and administrative                         1,941,579        1,722,710
                                                         ------------     ------------
    Income (loss) from operations                             294,364         (138,567)
                                                         ------------     ------------

Other (expense) income
  Interest income                                               4,272            4,633
  Other income                                                    168               80
  Interest expense                                            (39,801)         (15,831)
                                                         ------------     ------------
    Total other (expense) income                              (35,361)         (11,118)
                                                         ------------     ------------

Net income (loss) before income taxes                    $    259,003     $   (149,685)
                                                         ------------     ------------

Provision for income taxes                                    100,788            3,636
                                                         ------------     ------------

Net income (loss)                                        $    158,215     $   (153,321)
                                                         ------------     ------------

Basic and diluted net income (loss) per common share     $       0.01     $      (0.01)
                                                         ------------     ------------

Basic and diluted weighted average common shares used
  to compute net income (loss) per share                   20,003,368       17,500,000
                                                         ------------     ------------

Pro-forma income tax provision (benefit)                      100,788          (55,078)
                                                         ------------     ------------

Pro-forma net income (loss)                              $    158,215     $    (94,607)
                                                         ------------     ------------

Pro-forma basic and diluted net income (loss) per
  common share                                           $       0.01     $      (0.01)
                                                         ------------     ------------

Pro-forma basic and diluted weighted average common
 shares used to compute net income (loss) per share        20,003,368       17,500,000
                                                         ------------     ------------

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

3. CONTRACT STATUS

The Company has authorized but uncompleted contracts on which work is in progress at March 31, 2005 approximately, as follows:

      Total contract prices of initial contract awards, including
      exercised options and approved change orders (modifications)      $ 170,035,000
      Completed to date                                                  (128,044,000)
      -------------------------------------------------------------------------------
              AUTHORIZED BACKLOG                                        $  41,991,000
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

                                                             Prior          Adjustment       Restated
                                                            3/31/05         Due to S/W        3/31/05
                                                          (Unaudited)       Recognition     (Unaudited)
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
                                                         ============      ============    ============

                                                             Prior          Adjustment       Restated
                                                            3/31/05         Due to S/W        3/31/05
                                                          (Unaudited)       Recognition     (Unadited)
---------------------------------------                  ------------      ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                         $  1,046,773                      $  1,046,773
  Note payable - line of credit                             3,775,354                         3,775,354
  Capital lease payable                                         4,671                             4,671
  Accounts payable and accrued expenses                     4,259,141                         4,259,141
  Accrued salaries and related liabilities                  2,224,813                         2,224,813
  Deferred income taxes                                       564,750            (1,141)        563,609
  Deferred revenue                                            819,539            88,250         907,789
                                                         ------------      ------------    ------------
    TOTAL CURRENT LIABILITIES                              12,695,041            87,109      12,782,150
                                                         ------------      ------------    ------------

LONG-TERM LIABILITIES
  Deferred rent                                               146,247                           146,247
  Capital lease payable, net of current portion                13,185                            13,185
  Deferred income taxes, net of current portion             1,186,500            (2,398)      1,184,102
                                                         ------------      ------------    ------------
    TOTAL LIABILITIES                                      14,040,973            84,711      14,125,684
                                                         ------------      ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000
    shares authorized, 20,003,368 shares
    issued and outstanding                                    200,034                           200,034
  Retained earnings                                         2,313,930           (53,908)      2,313,930
                                                         ------------      ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                              2,567,872           (53,908)      2,513,964
                                                         ------------      ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 16,608,845      $     30,803    $ 16,639,648
                                                         ============      ============    ============

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

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. During the three months ended March 31, 2005, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 99% of our revenues. During that same period, our five largest clients, all agencies of the federal government, generated approximately 97% of our revenues. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

The following table sets forth certain items from our consolidated statements of operations for the periods indicated.

                                                     Three Months
                                                    Ended March 31,                   Change
                                               ------------------------      ------------------------
      (Dollars in thousands)                      2005           2004         Dollars        Percent
                                               ---------      ---------      ---------      ---------
      Revenue                                     15,046         14,111            935            6.6%
      Cost of Revenue                             12,810         12,527            283            2.3%
      Gross Margin                                 2,236          1,584            652           41.1%
      Selling, general and administrative          1,942          1,723            219           12.7%
      Income (loss) from Operations                  294           (138)           432          313.0%
      Total other (expense) income                   (35)           (11)           (24)         218.2%
      Income tax (benefit)provision                  101            (55)*          156          283.6%
      Net Income (loss)                              158            (95)*          253          266.3%

            * pro forma

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

                                                                     Three Months
                                                                   Ended March 31,
                                                  -------------------------------------------------
      (Dollars in Thousands)                           2005            %          2004            %
                                                  ---------    ---------     ---------    ---------
      Federal Service Contracts                   $  10,055         66.8%    $   9,404         66.7%
      Federal Repair & Maintenance Contracts          4,804         31.9%        4,702         33.3%
      Commercial Service Contracts                      187          1.3%            5          0.0%

      Total Revenue                               $  15,046        100.0%    $  14,111        100.0%

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the quarter ended March 31, 2005, an evaluation was carried out under the supervision and with the participation of our management at that time, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, these disclosure controls and procedures were effective.

The board of directors of the Company, including the Chief Executive Officer and President, identified the need to replace the Chief Financial Officer (CFO) during May 2005 and began the search for a new CFO. Concurrent with the SEC review of our pending Registration Statement on Form S-1, an evaluation was carried out during December 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and new Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and new Chief Financial Officer concluded that these disclosure controls and procedures were not effective for the quarter ended March 31, 2005 as a result of a material weakness in internal controls as of March 31, 2005 as discussed below.

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

As defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's reassessment in December 2005 concluded that we did not maintain effective internal control over financial reporting as of March 31, 2005. As a result of the assessment, we identified the following material weakness:

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

As a result of the material weakness discussed above, the following occurred:

      o restated revenue and cost of revenue balances for our federal maintenance contracts and federal service contracts for the year ended December 31, 2004 in our Form S-1, Amendment #6;
      o restated our previously filed Form 10-K to conform to the changes made within our Form S-1 filing. The restatement is further discussed in "Explanatory Note" in the forepart of the Form 10-K/A, and in Note 16, "Restatement" in the Notes to the consolidated financial statements contained in Amendment No.2 to our Annual Report on Form 10-K for the year ended December 31, 2004;
      o restated our previously filed Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005,to conform to the changes made in our Form S-1 filing. The restatement is further discussed in "Explanatory Note" in the forepart of our Forms 10-Q/A, and in Note 5, "Restatement" in the Notes to the consolidated financial statements contained in Amendment No.2 to our Quarterly Reports on Form 10-Q for the quarters ended March 31 , 2005 and June 30, 2005; and
      o restated our Form S-1 Amendment #6 and Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, to reflect the decrease in revenue, gross margin and net income attributable to changing the Company's revenue recognition as it relates to software licenses. In accordance with SOP 97-2, the Company will recognize software license revenue over the contract term until it establishes VSOE.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2005, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

PARADIGM HOLDINGS, INC.
(Registrant)


By: /S/ RAYMOND A. HUGER              By: /S/ RICHARD SAWCHAK
    ---------------------------           ---------------------------
    Raymond A. Huger                      Richard Sawchak
    Chief Executive Officer               Chief Financial Officer