Form 10-Q/A
period 2005-06-30
Paradigm Holdings, Inc
filed 2006-01-17
CIK 313353

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (this "Amendment") is being filed as Amendment #2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

The purpose of the current form is to amend and restate Item 4. Controls and Procedures. An evaluation was carried out during December 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and new Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and new Chief Financial Officer concluded that these disclosure controls and procedures were not effective for the quarter ended June 30, 2005 as a result of a material weakness in internal controls as of June 30, 2005.

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

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................14

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......20

     ITEM 4: CONTROLS AND PROCEDURES..........................................20

PART II: OTHER INFORMATION....................................................22

     ITEM 1: LEGAL PROCEEDINGS................................................22

     ITEM 6: EXHIBITS.........................................................22

SIGNATURES....................................................................23

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

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                                    Restated
                                                     6/30/05         12/31/04
                                                   (Unaudited)
----------------------------------------------     ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                   $  1,233,618     $  1,046,160
  Note payable - line of credit                       3,994,583        3,220,072
  Capital lease payable                                   7,887
  Accounts payable and accrued expenses               3,350,749        5,476,967
  Accrued salaries and related liabilities            2,160,139        1,812,545
  Deferred income taxes                                 484,422          527,000
  Deferred revenue                                      909,565        1,749,410
                                                   ------------     ------------
    TOTAL CURRENT LIABILITIES                        12,140,963       13,832,154
                                                   ------------     ------------

LONG-TERM LIABILITIES
  Deferred rent                                         148,059          144,435
  Capital lease payable, net of current portion          19,231
  Deferred income taxes, net of current portion       1,027,087        1,356,000
                                                   ------------     ------------
    TOTAL LIABILITIES                                13,335,340       15,332,589
                                                   ------------     ------------
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

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         -------------------------------       -------------------------------
                                                                 Three Months Ended                     Six Months Ended
                                                            June 30,            June 30,           June 30,           June 30,
                                                                2005                2004               2005               2004
                                                            Restated            Restated           Restated           Restated
---------------------------------------------------      ------------       ------------       ------------       ------------
Contract Revenue
  Service contracts                                      $ 10,924,349       $ 10,183,092       $ 21,166,957       $ 19,592,222
  Repair and maintenance contracts                          4,705,286          5,088,487          9,508,865          9,790,528
                                                         ------------       ------------       ------------       ------------
    Total contract revenue                                 15,629,635         15,271,579         30,675,822         29,382,750
                                                         ------------       ------------       ------------       ------------
Cost of revenue
  Service contracts                                         8,801,237          8,872,143         17,185,639         17,079,405
  Repair and maintenance contracts                          4,402,511          4,360,026          8,828,353          8,679,792
                                                         ------------       ------------       ------------       ------------
    Total cost of revenue                                  13,203,748         13,232,169         26,013,992         25,759,197
                                                         ------------       ------------       ------------       ------------

Gross margin                                                2,425,887          2,039,410          4,661,830          3,623,553

Selling, general and administrative                         1,938,481          2,167,329          3,880,060          3,890,039
                                                         ------------       ------------       ------------       ------------
Income (loss) from operations                                 487,406           (127,919)           781,770           (266,486)
                                                         ------------       ------------       ------------       ------------
Other (expense) income
  Interest income                                               2,040              1,338              6,312              5,971
  Other income                                                    171                264                339                344
  Interest expense                                            (61,764)           (16,252)          (101,565)           (32,083)
                                                         ------------       ------------       ------------       ------------
    Total other (expense) income                              (59,553)           (14,650)           (94,914)           (25,768)
                                                         ------------       ------------       ------------       ------------

Net income (loss) before income taxes                    $    427,853       $   (142,569)      $    686,856       $   (292,254)
                                                         ------------       ------------       ------------       ------------

Provision for income taxes                                    129,950                846            230,738              4,482
                                                         ------------       ------------       ------------       ------------

Net income (loss)                                        $    297,903       $   (143,415)      $    456,118       $   (296,736)
                                                         ------------       ------------       ------------       ------------

Basic and diluted net income (loss) per
  common share                                           $       0.01       $      (0.01)      $       0.02       $      (0.02)
                                                         ------------       ------------       ------------       ------------

Basic and diluted weighted average common shares
  used to compute net income (loss) per share              20,003,368         17,500,000         20,003,368         17,500,000
                                                         ------------       ------------       ------------       ------------

Pro-forma income tax provision (benefit)                      129,950            (55,032)           230,738           (110,110)
                                                         ------------       ------------       ------------       ------------

Pro-forma net income (loss)                              $    297,903       $    (87,537)      $    456,118       $   (182,144)
                                                         ------------       ------------       ------------       ------------

Pro-forma basic and diluted net income (loss) per
  common share                                           $       0.01       $      (0.01)      $       0.02       $      (0.01)
                                                         ------------       ------------       ------------       ------------

Pro-forma basic and diluted weighted average common
 shares used to compute net income (loss) per share        20,003,368         17,500,000         20,003,368         17,500,000
                                                         ------------       ------------       ------------       ------------

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

                                                              Three Months Ended           Six Months Ended
                                                           June 30,     June 30,      June 30,     June 30,
STATEMENT OF OPERATION DATA:                                   2005         2004          2005         2004
(in thousands, except per share data)                     ---------    ---------     ---------    ---------
Net income (loss) before income taxes                           428         (143)          687         (292)
Income tax provision (benefit)                                  130          (55)          231         (110)
Net income (loss)                                               298          (88)          456         (182)
Basic and diluted net income (loss) per common share      $    0.01    $   (0.01)    $    0.02    $   (0.01)
Weighted average common shares outstanding                   20,003       17,500        20,003       17,500

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

3. CONTRACT STATUS

The Company has authorized but uncompleted contracts on which work is in progress at June 30, 2005 approximately, as follows:

      Total contract prices of initial contract awards, including
      exercised options and approved change orders (modifications)      $ 176,946,000
      Completed to date                                                  (143,535,000)
      -------------------------------------------------------------------------------
      AUTHORIZED BACKLOG                                                $  33,411,000
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

                                                            Three Months Ended                     Six Months Ended
                                                        June 30,           June 30,           June 30,           June 30,
                                                            2005               2004               2005               2005
                                                    ------------       ------------       ------------       ------------
Total contract revenue, as previously reported      $ 15,638,885       $ 15,271,579       $ 30,773,322       $ 29,382,750

Adjustment to Total Contract Revenue due to
   change in S/W Revenue Recognition                      (9,250)                --            (97,500)                --
                                                    ------------       ------------       ------------       ------------
Total contract revenue, as restated                 $ 15,629,635       $ 15,271,579       $ 30,675,822       $ 29,382,750

Gross margin, as previously reported                $  4,268,910       $  4,027,971       $  8,445,978       $  7,484,641

Adjustment to Gross Margin due to
   break-out of Indirect Expense                      (1,833,772)        (1,988,561)        (3,686,648)        (3,861,088)
Adjustment to Gross Margin due to
   change in S/W Revenue Recognition                      (9,250)                --            (97,500)                --
                                                    ------------       ------------       ------------       ------------
Gross margin, as restated                           $  2,425,888       $  2,039,410       $  4,661,830       $  3,623,553

Net income (loss) before income taxes,
   as previously reported                           $    437,103       $   (142,569)      $    784,356       $   (292,254)

Adjustment to Net Income (Loss) before
   Income Taxes due to
   change in S/W Revenue Recognition                      (9,250)                --            (97,500)                --
                                                    ------------       ------------       ------------       ------------
Net income (Loss) before Income Taxes,
   as restated                                      $    427,853       $   (142,569)      $    686,856       $   (292,254)

Net income, as previously reported                  $    302,064       $   (143,415)      $    514,187       $   (296,736)

Adjustment to Net Income due to
   change in S/W Revenue Recognition                      (4,161)                --            (58,069)                --
                                                    ------------       ------------       ------------       ------------
Net income, as restated                             $    297,903       $   (143,415)      $    456,118       $   (296,736)

                                                        Prior          Adjustment         Restated
                                                       6/30/05         Due to S/W         6/30/05
                                                     (Unaudited)      Recognition       (Unaudited)
-----------------------------------------------     ------------     -------------     ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $    130,782                       $    130,782
  Accounts receivable - contracts                     12,901,802                         12,901,802
  Inventory, net                                         614,618                            614,618
  Prepaid expenses                                     1,297,112            39,431        1,336,543
  Other current assets                                    94,351                             94,351
                                                    ------------     -------------     ------------
    TOTAL CURRENT ASSETS                              15,038,665            39,431       15,078,096
                                                   ------------   ---------------  ---------------
PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                                 126,384                            126,384
  Equipment                                            1,093,098                          1,093,098
  Software                                               311,738                            311,738
  Leasehold improvements                                 121,000                            121,000
                                                    ------------     -------------     ------------
    TOTAL PROPERTY AND EQUIPMENT                       1,652,220                 0        1,652,220
                                                    ------------     -------------     ------------
      Less:  Accumulated depreciation                   (680,515)                          (680,515)
                                                    ------------     -------------     ------------
    NET PROPERTY AND EQUIPMENT                           971,705                 0          971,705
                                                    ------------     -------------     ------------
OTHER ASSETS
  Deposits                                                97,406                             97,406
                                                    ------------     -------------     ------------
    TOTAL ASSETS                                    $ 16,107,776     $      39,431     $ 16,147,207
                                                    ============     =============     ============

                                                        Prior          Adjustment         Restated
                                                       6/30/05         Due to S/W         6/30/05
                                                     (Unaudited)      Recognition       (Unadited)
-----------------------------------------------     ------------     -------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                    $  1,233,618                       $  1,233,618
  Note payable - line of credit                        3,994,583                          3,994,583
  Capital lease payable                                    7,887                              7,887
  Accounts payable and accrued expenses                3,350,749                          3,350,749
  Accrued salaries and related liabilities             2,160,139                          2,160,139
  Deferred income taxes                                  484,422                            484,422
  Deferred revenue                                       812,065            97,500          909,565
                                                    ------------     -------------     ------------
    TOTAL CURRENT LIABILITIES                         12,043,463            97,500       12,140,963
                                                    ------------     -------------     ------------

LONG-TERM LIABILITIES
  Deferred rent                                          148,059                            148,059
  Capital lease payable, net of current portion           19,231                             19,231
  Deferred income taxes, net of current portion        1,027,087                          1,027,087
                                                    ------------     -------------     ------------
    TOTAL LIABILITIES                                 13,237,840            97,500       13,335,340
                                                    ------------     -------------     ------------
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

The following table sets forth certain items from our consolidated statements of operations for the periods indicated.

                                               Three Months Ended June 30,                      Six Months Ended June 30,
(Dollars in thousands)                   2005         2004       2005       2004          2005         2004       2005       2004
                                     --------     --------      -----      -----      --------     --------      -----      -----
Revenue                              $ 15,630     $ 15,272      100.0%     100.0%     $ 30,676     $ 29,383      100.0%     100.0%

Cost of Revenue                        13,204       13,233       84.5       86.6        26,014       25,759       84.8       87.7
                                     --------     --------      -----      -----      --------     --------      -----      -----
Gross Margin                            2,426        2,039       15.5       13.4         4,662        3,624       15.2       12.3

Selling, General & Administrative       1,938        2,167       12.4       14.2         3,880        3,890       12.6       13.2
                                     --------     --------      -----      -----      --------     --------      -----      -----
Income (loss) from Operations             487         (128)       3.1       (0.8)          782         (266)       2.6       (0.9)

Other (expense) income                    (60)         (15)      (0.4)      (0.1)          (95)         (26)      (0.3)      (0.1)

Income tax (benefit) provision            130          (55)*      0.8       (0.4)          231         (110)*      0.8       (0.4)
                                     --------     --------      -----      -----      --------     --------      -----      -----
Net Income (loss)                    $    298     $    (88)*      1.9%      (0.6%)    $    456     $   (182)*      1.5%      (0.6%)

* proforma

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

                                -------------------------------------     -------------------------------------
                                          Three Months Ended                   Six Months Ended June 30,
(Dollars in thousands)             2005       2004     2005      2004        2005       2004     2005      2004
                                -------    -------    -----     -----     -------    -------    -----     -----
Federal Service Contracts       $10,718    $10,179     68.6%     66.7%    $20,773    $19,582     67.7%     66.7%

Federal Repair & Maintenance
Contracts                         4,705      5,088     30.1      33.3       9,509      9,791     31.0      33.3

Commercial Contracts                207          5      1.3       0.0         394         10      1.3       0.0
                                -------    -------    -----     -----     -------    -------    -----     -----
Total Revenue                   $15,630    $15,272    100.0%    100.0%    $30,676    $29,383    100.0%    100.0%

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

Net cash used by operations of $0.9 million for the six months ended June 30, 2005 was attributable to a decrease in prepaid expenses primarily associated with the IRS LTMCC contract offset by decreases in accounts payable, deferred revenue and an increase in accounts receivable. The decrease in deferred revenue for the six months ended June 30, 2005 and fiscal year ended December 31, 2004 is primarily related to the Company's IRS LTMC and Aventis contracts. The deferred revenue for IRS LTMCC is associated with the amortization of software maintenance revenue related to system upgrades and annual software maintenance contracts purchased in October 2004. Software maintenance contracts are purchased annually by our client during the three months ending December 31 and amortized over the contract period. The timing and amount of deferred revenue will be dependent on the customer's install base and the timing of additional software purchases related to system upgrades outside of the normal purchasing cycle. At this time, we do not anticipate additional upgrades for the fiscal year ended December 31, 2005. It is the Company's practice to invoice the full contract value at project inception for our commercial contracts. Aventis, our largest commercial contract, was invoiced during the fiscal year ended December 31, 2004. Deferred revenue has decreased due to the fulfillment of services during the six months ended June 30, 2005. Deferred revenue related to commercial contracts should increase in future quarters due to the anticipated growth of our commercial business. The decrease in accounts payable is due to system upgrade and software maintenance related invoices associated with our IRS LTMCC contract, which were accrued during the period ending December 31, 2004 but paid during the six months ended June 30, 2005. The increase in accounts receivable is primarily attributable to the timing of invoices for task orders related to our Housing and Urban Development client. Net cash provided by operations of $2.0 million for the six months ended June 30, 2004 was attributable to a decrease in accounts receivable offset by a decreases in accounts payable and accrued expenses.

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

ITEM 4: CONTROLS AND PROCEDURES

As of the quarter ended June 30, 2005, an evaluation was carried out under the supervision and with the participation of our management at that time, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, these disclosure controls and procedures were effective.

The board of directors of the Company, including the Chief Executive Officer and President, identified the need to replace the Chief Financial Officer (CFO) during May 2005 and began the search for a new CFO. Concurrent with the SEC review of our pending Registration Statement on Form S-1, an evaluation was carried out during December 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and new Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and new Chief Financial Officer concluded that these disclosure controls and procedures were not effective for the quarter ended June 30, 2005 as a result of a material weakness in internal controls as of June 30, 2005 as discussed below.

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

As defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's reassessment in December 2005 concluded that we did not maintain effective internal control over financial reporting as of June 30, 2005. As a result of the assessment, we identified the following material weakness:

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

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2005, the Company began implementing the remediation plan discussed above, which included hiring an additional individual to assist with the financial reporting process in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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