Form 10-Q/A
period 2005-09-30
Paradigm Holdings, Inc
filed 2006-01-17
CIK 313353

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

Yes |_|  No |X|

Shares of common stock outstanding on October 1, 2005 were 20,003,368.

Explanatory Note

This Quarterly Report on Form 10-Q/A (this "Amendment") is being filed as Amendment #1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

The purpose of this form is to amend and restate Item 4. Controls and Procedures. An evaluation was carried out during December 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and new Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and new Chief Financial Officer concluded that these disclosure controls and procedures were not effective for the quarter ended September 30, 2005 as a result of a material weakness in internal controls as of September 30, 2005.

In accordance with the rules of the Securities and Exchange Commission, this Amendment sets forth the complete text of each amended Item of the Quarterly Report on Form 10-Q, as amended.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..................................................4

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)..................................4
             CONSOLIDATED BALANCE SHEETS.......................................4
             CONSOLIDATED STATEMENT OF OPERATIONS..............................6
             CONSOLIDATED STATEMENT OF CASH FLOWS..............................8
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................9

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................14

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......20

     ITEM 4: CONTROLS AND PROCEDURES..........................................20

PART II: OTHER INFORMATION....................................................23

     ITEM 1: LEGAL PROCEEDINGS................................................23

     ITEM 6: EXHIBITS.........................................................23

SIGNATURES....................................................................25

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

Deferred revenue for the nine months ended September 30, 2005 decreased by $1.3 million compared to an increase of $0.2 million for the same period in 2004. The decrease is primarily related to the Company's IRS LTMCC and Aventis contracts. The deferred revenue for IRS LTMCC is associated with the amortization of software maintenance revenue related to system upgrades and annual software maintenance contracts purchased in October 2003 and 2004. Software maintenance contracts are purchased annually by our client during the three months ending December 31 and amortized over the contract period. The timing and amount of deferred revenue will be dependent on the customer's installed base and the timing of additional software purchases related to system upgrades outside of the normal purchasing cycle. At this time, we do not anticipate additional upgrades for the fiscal year ended December 31, 2005. It is the Company's practice to invoice the full contract value at project inception for our commercial contracts. Aventis, our largest commercial contract, was invoiced during the three months ended September 30, 2004. Deferred revenue has decreased due to the fulfillment of services during the nine months ended September 30, 2005.

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

ITEM 4: CONTROLS AND PROCEDURES

As of the quarter ended September 30, 2005, an evaluation was carried out under the supervision and with the participation of our management at that time, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, these disclosure controls and procedures were effective.

The board of directors of the Company, including the Chief Executive Officer and President, identified the need to replace the Chief Financial Officer (CFO) during May 2005 and began the search for a new CFO. Concurrent with the SEC review of our pending Registration Statement on Form S-1, an evaluation was carried out during December 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective for the quarter ended September 30, 2005 as a result of a material weakness in internal controls as of September 30, 2005 as discussed below.

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

As defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's reassessment in December 2005 concluded that we did not maintain effective internal control over financial reporting as of September 30, 2005. As a result of the assessment, we identified the following material weakness:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the three months ended September 30, 2005, the Company continued the implementation of the remediation plan discussed above which included hiring a new Chief Financial Officer with the requisite experience in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

32.1        Certification of CEO pursuant to 18 U.S.C. Section 1350,    Provided herewith
            as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

32.2        Certification of CFO pursuant to 18 U.S.C. Section 1350,    Provided herewith
            as adopted pursuant to Section 906 of the Sarbanes-Oxley

(b) Reports on Form 8-K

Report Date             Item No.        Description
-----------             --------        -----------
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