Form 10-K
period 2005-12-31
Paradigm Holdings, Inc
filed 2006-03-31
CIK 313353

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates was approximately $11,458,715 based upon the closing price on March 6, 2006.

Number of shares of common stock outstanding as of March 6, 2006 was: 20,503,486 shares.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, the reader should specifically consider various factors, including the following:

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

o     the other factors outlined under "Risk Factors".

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    BUSINESS ...........................................................1

ITEM 1A.   RISK FACTORS.......................................................12

ITEM 1B.   UNRESOLVED STAFF COMMENTS..........................................20

ITEM 2.    PROPERTIES ........................................................20

ITEM 3.    LEGAL PROCEEDINGS..................................................20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................20

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................21

ITEM 6.    SELECTED FINANCIAL DATA............................................23

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................24

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........32

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................32

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.............................................32

ITEM 9A.   CONTROLS AND PROCEDURES............................................33

ITEM 9B.   OTHER INFORMATION..................................................34

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................35

ITEM 11.   EXECUTIVE COMPENSATION.............................................38

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS..................................41

ITEM 13.   CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS....................41

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................42

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...........................43

           Signatures

                                    PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Paradigm Holdings, Inc. ("Paradigm" and/or "Company") (website:
www.paradigmsolutions.com) provides information technology and business continuity solutions to government and commercial customers. Headquartered in Rockville, Maryland, Paradigm was founded on the philosophy of high standards of performance, honesty, integrity, customer satisfaction, and employee morale.

With an established core foundation of experienced executives, Paradigm has rapidly grown from six employees in 1996 to the current level of more than 300 personnel. Revenues have grown from $51 million in 2003 to over $63 million by the end of 2005.

Paradigm comprises two subsidiary companies: 1) Paradigm Solutions Corporation, which was incorporated in 1996 to deliver information technology (IT) services to federal agencies, and 2) Paradigm Solutions International, which was incorporated in 2004 to deliver IT solutions (with a special focus in Business Continuity Planning and Emergency Management) and software to commercial clients.

o PARADIGM SOLUTIONS CORPORATION ("PSC")--PSC is dedicated to providing premier IT expertise to Paradigm's federal clients. PSC's targeted agencies include the U.S. Department of the Treasury, U.S. Department of Homeland Security, U.S. Department of Justice, and the U.S. Department of Defense (including Secretary of Defense, Army, Navy/Marine Corps, Air Force, and Joint Forces Command). In addition, Paradigm serves other agency clients such as the Department of Housing and Urban Development and the Small Business Administration in cases where they offer profitable contract opportunities that significantly augment Paradigm's revenues.

o PARADIGM SOLUTIONS INTERNATIONAL ("PSI")--PSI was established in 2004 to apply Paradigm's expertise quadrants to the commercial arena in a growth-oriented, profitable manner. In October of 2005, PSI acquired Blair Technology Group ("Blair"), a provider of business continuity and information technology security solutions primarily to commercial clients. Based in Altoona, PA, Blair has served over 300 commercial customers in a variety of industries including finance, healthcare and energy. In the commercial arena, Paradigm's targeted clients include pharmaceutical, financial services, manufacturing, distribution, and retail companies where our solutions can add significant value while augmenting the Sustained Operational Success of each client.

Paradigm augments the success of clients' mission-critical initiatives via four expertise quadrants: Enterprise Risk Management, Systems Engineering, Infrastructure Support, and Program Management. Our primary business growth focus is in the law enforcement, homeland security, other civilian agencies, and defense agencies of the federal government, as well as high-growth companies and markets in the private sector; our aim is to support the mission-critical work of these organizations where the opportunity for profitable business is greater.

Paradigm has achieved significant accomplishments over the past year, including the launch of the Continuous Paradigm Process and Product Improvement (CP(3)I), the continued evolution of Paradigm's ISO 9001:2000 Quality Management Office, the adoption of CMMI-compliant methodologies by our federal business division (among others) in 2005, and success in building a significant business backlog.

Paradigm's dedication to its customers is reflected in the numerous customer and industry awards it has received, including:

o     Washington Technology's Top 100 Federal Prime Contractors - 2005

o     Input Federal IT Top 150 - 2005

o     Department of Treasury Small Business Partner of the Year - 2004

o     United States Secret Service Certificate of Appreciation - 2004

o     VAR Business Top 500 National Solutions Provider - 2005, 2004 and 2003

o     Washington Technology Top 25 8(a) Contractors - 2004, 2003 and 2002

o     Government Computer News Industry Information Technology Award - 2003

In addition, Paradigm was named to Black Enterprise Magazine's list of Top 100 Black-Owned Businesses in 2005, 2004, 2003, and 2002.

Paradigm is steadfast in its commitment to best practices in meeting changing requirements and providing cutting-edge innovations to advance our client's mission. We focus on delivering high-quality information technology services on-time and within budget through seamless transitions, program stability, and effective contract implementation and administration.

CORPORATE ORGANIZATION

On November 3, 2004, Paradigm entered into an Agreement and Plan of Reorganization with Paradigm Solutions Merger Corp., a Delaware corporation and wholly-owned subsidiary of Paradigm (the "Merger Sub"), PSC, a Maryland corporation and the shareholders of PSC. Pursuant to the Agreement and Plan of Reorganization, the Merger Sub was merged with and into PSC, the surviving corporation and continues its existence under the laws of the State of Maryland and is a wholly-owned subsidiary of Paradigm. In consideration of the Merger, the PSC shareholders exchanged 13,699 shares of common stock of PSC, which was 100% of the issued and outstanding capital stock of PSC, for 17,500,000 shares of common stock of Paradigm.

Cheyenne Resources, Inc. ("Cheyenne Resources") was incorporated under the laws of the State of Wyoming on November 17, 1970. Cheyenne Resources, prior to the reverse merger with the Merger Sub, operated principally in one industry segment, the exploration for and sale of oil and gas.

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

On October 14, 2005, Paradigm, PSI, Blair Management Services, Inc. t/d/b/a Blair Technology Group, a Pennsylvania corporation ("Blair") and the shareholders of Blair (collectively, the "Shareholders") consummated a merger transaction pursuant to the terms of that certain Merger Agreement (the "Merger Agreement"), whereby Blair was merged with and into PSI. PSI is the surviving corporation and will continue its corporate existence under the laws of the State of Maryland as a wholly-owned subsidiary of Paradigm. Pursuant to the Merger Agreement, the Shareholders exchanged all of the issued and outstanding capital stock of Blair in exchange for (i) One Million Dollars (US $1,000,000),
(ii) five hundred thousand shares of common stock, par value $0.01 per share, of Paradigm (the "Shares") and (iii) $465,553 in cash to satisfy notes payable to shareholders. Pursuant to the Merger Agreement and an Escrow Agreement entered into by the parties, sixty thousand (60,000) of the Shares will be held in escrow for a period of one (1) year from the date of closing subject to the terms and conditions of the Merger Agreement. In addition, under the terms of the Merger Agreement, Paradigm will issue to the Shareholders up to an additional 350,000 shares of common stock of Paradigm pursuant to an earn-out provision.

At the October 14, 2005 share price of $3.00, the transaction has a total purchase price of $3,959,088 assuming all earn-out provisions are achieved. For the year ended December 31, 2004, Blair generated $4.6 million in revenue and $0.4 million in net income.

At the closing of the merger, PSI entered into employment agreements with Messrs. Kristofco, Duffy and Fochler, former management of Blair.

OUR GROWTH STRATEGY

Paradigm has implemented a number of strategies to grow our business in the federal information technology and business continuity markets. These include:

o INCUMBENCY LEVERAGING--Paradigm emphasizes thoroughly analyzing our current customers and then systematically targeting and pursuing new opportunities based on this knowledge. The incumbency analysis/leveraging process involves:

      o Convening focused meetings involving Operations & Business Development staff for all of our key incumbent contracts.
      o Identifying related and non-related divisions, offices, and initiatives where Paradigm can add value.
      o Identifying contracts (current and new) within these offices/initiatives where we can be competitive.
      o Determining the key decision-makers within the office/initiative who will have greatest influence on contract awards.
      o Analyzing the competition (especially the incumbent where there is a current contract) to determine relative strengths, weaknesses, and strategies.
      o     Meeting extensively with current/new clients.
      o Becoming extremely knowledgeable in the goals, strategies, and idiosyncrasies of each client organization.
      o     Targeting and qualifying the highest-priority opportunities.
      o Applying the resources necessary to win high-revenue, high-margin business.

      Leveraging the benefits of our incumbency is an efficient and effective means of growing our company based on where we are currently strongest. In particular, we emphasize strategies to learn of viable opportunities long before the expected RFP date--at least a year ahead whenever possible.

o STRATEGIC MARKET PENETRATION--To augment Paradigm's efforts in building profitable business within new client agencies and arenas, we have implemented a focused process of Strategic Market Penetration (SMP). This process involves the following:

      o Conducting extensive research on the background, mission, and objectives of a new agency/division.
      o Identifying primary contracts (current and projected) where Paradigm is viable.
      o     Identifying key decision-makers who influence contract awards.
      o     Researching incumbent and other competitors.
      o Interviewing decision-makers in depth to understand their mission & requirements.
      o Tracking and pursuing new and re-compete opportunities within the agency/division.

      The process is carried out in a systematic, highly organized manner based on the agencies and opportunities that appear to offer the greatest strategic fit with Paradigm's capabilities and objectives. The paragraphs below describe the SMP approach in more detail.

o STRATEGIC ALLIANCES--Paradigm's strategic alliances with innovative software and hardware vendors. Our company is continually seeking innovative technologies that allow Paradigm to combine its systems integration and support expertise with the innovative technologies to produce a complete solution that can be sold in the federal, commercial, or defense markets.

      Depending on the alliance, Paradigm may partner with a company to provide integration services to support the company's sales, or Paradigm will establish a relationship as a value-added reseller (VAR) so Paradigm can sell the product in conjunction with its consulting services. VAR relationships are advantageous as they provide Paradigm with the opportunity to generate additional income through product sales, as well as create additional customer loyalty since they deal only with Paradigm and not the vendor.

o PRODUCT ENHANCEMENT--Paradigm is dedicated to the continual enhancement of the product capabilities of the OpsPlanner (TM) software suite in delivering the most comprehensive, easy-to-use continuity preparedness tools and risk management services for both federal and commercial customers.

Furthermore, Paradigm's growth strategy emphasizes additional key elements, which include:

      o Recruit, train, and deploy a highly motivated, professional business development team.
      o Selectively add sales and professional delivery resources, deployed in a broader geographic area.
      o Achieve rapid expansion through organic growth and strategic acquisitions.
      o     Remain focused in our service offerings.
      o     Target vertical market prospects in a wider range of geographies.

KEY IT TRENDS: GOVERNMENT & COMMERCIAL

Key trends within the federal and commercial arenas that affect Paradigm's growth and day-to-day success include:

GOVERNMENT REFORM DRIVES GROWTH IN TECHNOLOGY SPENDING--Paradigm believes that political pressures and budgetary constraints are forcing government agencies at all levels to improve their processes and services and to operate more like commercial enterprises. Organizations throughout the federal, state and local governments--like their counterparts in the private sector--are investing heavily in information technology to improve effectiveness, enhance productivity and extend new services in order to deliver increasingly responsive and cost-effective public services.

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

INCREASED OUTSOURCING OF TECHNOLOGY PROGRAMS--Both government and commercial organizations rely heavily on outside contractors to provide skilled resources to accomplish technology programs. This reliance will continue to intensify due to political and budgetary pressures in many government agencies and due to the difficulties facing governments in recruiting and retaining highly skilled technology professionals in a competitive labor market. In concert with its transition to more commercial-like practices, government is increasingly outsourcing technology programs as a means of simplifying the implementation and management of technology, so that government workers can focus on their functional mission.

ASCENDANCY OF ENTERPRISE RISK MANAGEMENT (ERM)--During the last year, several factors have combined to greatly increase awareness of the need for good information technology Risk and Business Continuity Management within the federal government and commercial sectors. These factors include:

      o Increased regulatory requirements (Sarbanes-Oxley, corporate governance).
      o The continued threat of terrorism (including employee sabotage and cyber attacks).
      o Homeland Security Commission 9/11 Report standardization on how to measure preparedness and NFPA 1600.
      o Demands from large enterprises that their supply chain suppliers have business continuity plans in place as a prerequisite for doing business.

Furthermore, the increasing incidence of natural disasters such as hurricanes, floods and tornados augments receptivity of current and prospective clients to ERM offerings.

PRODUCT & SERVICE OFFERINGS

Paradigm provides information technology services through four broad areas (quadrants) that address the needs and particular challenges of the government and commercial marketplace. These quadrants include:

o ENTERPRISE RISK MANAGEMENT--This quadrant involves services and products that help our clients achieve Sustained Operational Success by ensuring the uninterrupted day-to-day execution of network, data, and other IT operational functions. The quadrant encompasses:

      o     Business continuity processes & disaster recovery.
      o     Network/data security (including identity management solutions).
      o     Intrusion detection & computer incident response.
      o     Certification and accreditation support.

      Business continuity is a critical element of Paradigm's offerings because the quadrant: a) encompasses a gamut of mid-to-high margin product and services areas, b) allows for relatively long-term and full-time equivalent (FTE) intensive contracts, and c) enables Paradigm to connect with the operational infrastructure of commercial and federal organizations while building an "entrenched" role and position for our company.

o SYSTEMS ENGINEERING--This quadrant involves the development of mission-critical, often enterprise-wide solutions (via skillsets such as enterprise Java development) that are central to the organization and management of information. The quadrant encompasses:

      o     System and software design, development, engineering, & integration.
      o     Legacy systems modernization.
      o     Systems management and lifecycle maintenance.
      o Vertical market-specific solutions (e.g. data mining, workflow, collaboration, decision support).

      Software/systems engineering is a critical element of Paradigm's offerings because the quadrant: a) involves highly skilled technical expertise that can command higher margins, b) often requires security clearance levels that can yield greater profit, and c) enables Paradigm to connect with the operational infrastructure of commercial and federal organizations while building a key enterprise role and relationship for our company.

o INFRASTRUCTURE SUPPORT--This quadrant involves supporting the day-to-day IT infrastructure requirements of our client agencies, especially in mission-critical divisions or functions within each agency. The quadrant encompasses:

      o     Network (LAN/WAN) design, implementation, & administration.
      o     Storage solutions & data/call center design.
      o     Seat management.
      o Operations & Maintenance (including network operations, data center, help desk/call center, and hardware/software support).

      Infrastructure support is a critical element of Paradigm's offerings because the quadrant: a) involves enterprise-wide involvement with a client's network, which can in itself yield additional areas of opportunity, b) allows for relatively long-term and FTE intensive contracts, and c) enables Paradigm to connect with the operational infrastructure of commercial and federal organizations while building an "entrenched" role and position for our company.

o PROGRAM MANAGEMENT--This quadrant involves providing critical support to the high-level program functions of an agency or division--in areas central to the achievement of an agency's functional as well as its information technology mission. The quadrant encompasses:

      o     Acquisition support & portfolio/project management.
      o Information technology strategic planning, program assessment & life cycle planning.
      o     Enterprise architecture and change management.
      o     Training, training design/development, and training center support.

      Program management is a critical element of Paradigm's offerings because the quadrant: a) "opens up" program areas within a client organization that can be different from the CIO or technology-focused divisions, b) allows for relatively long-term and FTE intensive contracts, and c) enables Paradigm to penetrate deep within the operational infrastructure of commercial and federal organizations while building a key enterprise role and relationship for our company.

The above competencies constitute the IT and management support strengths targeted by Paradigm for emphasis within both the federal and commercial arenas. Our seasoned project managers and experienced technical teams collaborate with our clients to define the scope, deliverables, and milestones for every project we undertake to ensure our clients' satisfaction.

In addition to service-focused expertise, Paradigm offers a proprietary software tool, OpsPlanner (TM), as one of the first tool sets to encompass continuity planning, emergency management, and automated notification in one easy-to-use platform. From inception, this platform was developed as an integrated application--unlike those of our competitors, which offer continuity planning, emergency management and automated notification as separate software modules. The OpsPlanner(TM) offering, when implemented with Paradigm's consulting expertise, provides a superior solution for continuity of operations planning and risk management challenges.

SUCCESS STORIES WITH EXISTING CUSTOMERS

HELP DESK SUPPORT

Challenge: Develop and implement a more efficient, responsive, and better managed computer support system.

Results: As essential personnel, our staff operates the client Help Desk 24/7. Computer support had been conducted originally by customer personnel without a massive call center, tracking system, or call response procedures. Paradigm's program manager reviewed the method in which computer support was being provided and recommended a full-fledged Help Desk operated by highly technical contractor support staff capable of providing onsite 24/7 support to all headquarters and field office personnel. A year after implementation of the new Help Desk call center with support being provided by both customer and Paradigm personnel, the customer recognized Paradigm's success in operating the Help Desk by entrusting the team with more high-level responsibility and reducing the original contractor-to-federal employee ratio for operating the Help Desk. The Help Desk is now fully staffed by Paradigm, and the support has expanded to include mainframes, some accounting and human resource system support, and support for other secret information. Using Front Range System's HEAT, Paradigm records an average of 1,600 help desk specific calls per month. Many of these calls are resolved over the phone through providing step-by-step instruction or through remote access to the user's workstation. Calls that cannot be resolved over the phone are assigned to other support groups for resolution or to outside contractors to resolve user issues. Our use of the Front Range System has been so effective that Front Range describes our process as part of their marketing promotion of best use of the system. Within the first year, Paradigm's control of the Help Desk saved the customer more than $2 million.

DATA WAREHOUSING

Challenge: Develop and implement a data mart to replace the existing, but limited, HR system.

Results: Paradigm maintains a centralized data warehouse that supports a customer base extending to 2,800+ users. Overall, as a result of the procedures and practices that Paradigm employees (staff of 4) have established, the daily operation of the data warehouse has significantly improved data integrity and availability. A specific task entailed developing a data mart to support the HR department, one that needed to outperform existing, but limited, data marts. Because Paradigm's time-tested methodology and carefully documented development process ensured no steps would be omitted, we could guarantee the quality of the finished product. The process included extensive requirements analysis, data modeling, data collection, data mart construction, prototyping, testing, and other carefully documented steps. Paradigm rolled out a solution so beneficial to the customer's work environment that the customer requested a number of other data marts to meet their information needs. We followed up by delivering a personal benefits data mart, accessible through an intranet, that replaced the customer's manual method, which had inherent security risks as well as other problems. This follow-on project was accomplished in 1 1/2 months.

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

EXISTING CONTRACT PROFILES

As of December 31, 2005, we had a portfolio of 19 active contracts with the federal government and over 65 active commercial contracts. Our contract mix for the year ended December 31, 2005 was 56% fixed price contracts, 29% time and materials contracts, and 15% cost-plus contracts.

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

Our historical contract mix is summarized in the table below.

Contract Type                          2005          2004          2003
------------------                     ----          ----          ----

Fixed Price (FFP)                       56%           52%           57%
Time and Materials (T&M)                29%           29%           31%
Cost-Plus (CP)                          15%           19%           12%


Listed below are our top programs by 2005 revenue, including single award and multiple award contracts. We are a prime contractor on each of these programs.

                     TOP PROGRAMS/CONTRACTS BY 2005 REVENUE
                                 ($ in millions)


                                                                                    Estimated
                                                                                    Remaining
                                                                                    Contract
Contract                                                Period of       2005       Value as of
Programs                      Customer                 Performance     Revenue      12/31/05      Type
---------------------------   ----------------------   -----------   -----------   -----------   ------
Long Term Maintenance of      Department of
Computing Center              Treasury - IRS           6/01 - 3/06   $      13.7   $       3.2   FFP

Alcohol, Tobacco & Firearms   Department of Justice    2/02 - 2/07           9.3          11.9   CP

Community Planning &          Housing and Urban
Development                   Development              3/03 - 3/07           8.8          12.8   FFP

United States Secret Service  Department of Homeland
                              Security                 9/99 - 2/06           6.5           0.9   T&M

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

Our total backlog as of December 31, 2005 was approximately $111 million, of which approximately $30 million was funded. However, there can be no assurance that we will receive the amounts we have included in our backlog or that we will ultimately recognize the full amount of our funded backlog as of December 31, 2005. We estimate our funded backlog will be recognized as revenue during fiscal 2006 or thereafter.

We believe that backlog is not necessarily indicative of the future revenue that we will actually receive from contract awards that are included in calculating our backlog. We assess the potential value of contracts for purposes of backlog based upon several subjective factors. These subjective factors include our judgments regarding historical trends (e.g., how much revenue we have received from similar contracts in the past), competition (e.g., how likely are we to successfully keep all parts of the work to be performed under the contract) and budget availability (e.g., how likely is it that the entire contract will receive the necessary funding). If we do not accurately assess each of these factors, or if we do not include all of the variables that affect the revenue that we recognize from our contracts, the potential value of our contracts, and accordingly, our backlog, will not reflect the actual revenue received from contracts and task orders. As a result, there can be no assurance that we will receive amounts included in our backlog or that monies will be appropriated by Congress or otherwise made available to finance contracts and task orders included in our backlog. Many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in backlog. There is always the possibility that the contracts could be adjusted or cancelled. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts.

COMPETITIVE ANALYSIS

Today Paradigm operates in an environment characterized by increased competition and additional barriers to entry. Some of these barriers include:

o Highly specialized areas (e.g., enterprise resource planning) where entrenched competitors have an advantage in terms of industry recognition or proprietary products/services.
o "Economies of scale" offered by the very largest competitors, who at times can provide solutions cost-effectively due to their sheer size.

o Contract bundling scenarios where agencies render only the largest contractors competitive because of the size and scope of the requirement.

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

Paradigm has developed--and will continually refine--a multi-element approach to ensure the Company competes effectively even in the presence of one or all of the above factors. Paradigm's approach includes several integrated elements that we will utilize to compete effectively in the full gamut of scenarios that characterize today's "full and open" arena.

Paradigm's competitive edge is based on the following:

o Increased emphasis on quality through ISO & CMM processes - This allows us to compete more effectively on procurements where quality processes signify a key evaluation criterion.
o Proactive approach to identifying the latest technology and business trends - Paradigm works as a corporate-wide team to research, identify, and discuss technology and trends impacting our industry.
o Large pool of resources to develop leading-edge technology and business solutions - In addition to our highly capable staff, we tap into a vast pool of resources to help customize solutions to meet client needs.
o Outstanding management solutions through best practices and commercial processes - Paradigm's federal and commercial divisions interact routinely to share information on best commercial practices that can be applied to all business opportunities and contracts.
o Highly responsive approach to achieving high customer satisfaction - A key distinguishing factor for Paradigm is the excellent reputation we have attained with our customers over the years.

Paradigm routinely applies these competitive strengths in bidding on new procurements - as well as in performing work on our current contracts.

BUSINESS DEVELOPMENT SUMMARY

Paradigm's business development function is based on a team approach wherein our development, operations, and practice director roles interact closely on a day-to-day basis to build high-margin business in mission-critical areas. New opportunities are identified and qualified by all three functions--this helps to gain maximum leverage from all development dollars as well as to more quickly and effectively penetrate our targeted client organizations.

Paradigm employs a formal methodology for identifying, pursuing, and capturing new business. Our day-to-day business development efforts are based on the following principles:

1. Fully leverage our current client relationships to: (a) grow our current contracts, and (b) identify and win new opportunities within not only the current divisions/departments, but also across the client organization.
2. Manage and communicate critical client and opportunity information effectively across our development and operations groups to help take advantage of all of our knowledge and insight--working fully as a team.
3. Qualify opportunities according to a structured, systematic process that helps ensure that Paradigm devotes its resources to the highest priority leads.
4. Measure and evaluate our achievements against a specific, quantifiable set of short and long-term objectives.

Furthermore, Paradigm employs a systematic approach to opportunity identification, qualification, and capture. Our overarching goal is to continually refine our development efforts, placing much greater emphasis on opportunities that provide sufficient lead time for us to win. The company's lead qualification and bid/no-bid processes support this structured approach, helping to ensure that we devote the vast majority of our resources to the most winnable bids.

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

CULTURE, PEOPLE AND RECRUITING

To ensure effective response to the key trends outlined in the previous section, Paradigm has instituted a corporate culture that promotes excellence in job performance, respect for the ideas and judgment of our colleagues, and recognition of the value of the unique skills and capabilities of our professional staff. We utilize a wide variety of methodologies and techniques to attract and retain highly qualified and ambitious staff, helping to ensure continuity of support and client satisfaction.

Furthermore, Paradigm strives to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique, forward-looking team. Paradigm successfully attracts and retains highly skilled employees because of the quality of our work environment, the professional challenge of our assignments, and the financial and career advancement opportunities we make available to our staff.

We occupy state-of-the-art facilities that are conducive to highly technical and collaborative work, while providing individual privacy. In our Innovation Center, we configure leading-edge equipment and software, and provide our engineers and developers with advanced tools to evaluate and apply new technologies.

As of December 31, 2005, we had 362 personnel (full time, part time, and consultants). Of our total personnel, 312 were Paradigm IT service delivery professionals and consultants, and 50 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions. None of our personnel is represented by a collective bargaining unit. As of December 31, 2004, comparative numbers were 299, 261, and 38, respectively.

WEBSITE ACCESS TO REPORTS

Our filings with the U.S. Securities and Exchange Commission (the "SEC") and other information, including our Ethics Policy, can be found on the Paradigm website (www.paradigmsolutions.com). Information on our website does not constitute part of this report. We make available free of charge, on or through our Internet website, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934.

ITEM 1A. RISK FACTORS

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

We have relied on significant external financing to fund our operations. As of December 31, 2005 and December 31, 2004, we had $943,017 and $179,389,
respectively, in cash and our total current assets were $17,364,839 and $16,603,970, respectively. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. If we do not maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing may result in the need to curtail business operations and investors could lose their entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ALL OF OUR REVENUES WOULD BE SUBSTANTIALLY THREATENED IF OUR RELATIONSHIPS WITH AGENCIES OF THE FEDERAL GOVERNMENT WERE HARMED

Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues could decline substantially. We could be forced to curtail or cease our business operations. During the twelve months ending December 31 2005, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 98% of our revenues of which, 47% of the revenue was U.S. Small Business Administration (SBA) 8(a) business. During that same period, our five largest clients, all agencies within the federal government, generated approximately 81% of our revenues. We believe that federal government contracts are likely to continue to account for a significant portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

WE MAY ENCOUNTER RISK IN MAINTAINING OUR CURRENT U.S. SMALL BUSINESS ADMINISTRATION (SBA) 8(A) REVENUE IN THE FUTURE

As of October 2004, Paradigm Solutions Corporation began competing solely in the open marketplace for federal business. Due to our graduation from the Small Business Administration 8(a) Business Development Program, we are no longer classified as a small disadvantaged business by the federal government. Accordingly, we will no longer have access to contract vehicles set aside for 8(a) businesses. The backlog of federal business under this program will continue until the contracts end, after which we will pursue several avenues to maintain the business we believe is important to our strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime contractor. SBA 8(a) contracts generated 38% of our revenue for the three months ended December 31, 2005. As of December 31, 2005, SBA 8(a) contracts which provide 62% and 38% of our current SBA 8(a) revenues will come up for renewal in 2006 and 2007, respectively. Failure to migrate the 8(a) backlog business to other government contract vehicles or take a subcontractor role when the business comes up for re-compete could significantly impact our future revenue.

WE MAY LOSE MONEY OR GENERATE LESS THAN ANTICIPATED PROFITS IF WE DO NOT ACCURATELY ESTIMATE THE COST OF AN ENGAGEMENT WHICH IS CONDUCTED ON A FIXED-PRICE BASIS

We perform a significant portion of our engagements on a fixed-price basis. We derived 56% of our total revenue in FY2005 and 52% of our total revenue in FY2004 from fixed-price contracts. Fixed price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-material basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially from those anticipated.

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

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract's potential value is based upon factors such as historical trends, competition and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contact. Our estimate of the portion of backlog from which we expect to recognize revenues in fiscal 2006 or any future period is likely to be inaccurate because the receipt and timing of any of these revenues is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenues from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual receipt of revenues on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. Additionally, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. We also derive revenues from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity which is generally very small. If we fail to realize revenue included in our backlog, our revenues and operating results for the then current fiscal year as well as future reporting periods may be materially harmed.

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

We cannot assure that we will be able to identify and execute acquisitions in the future on terms that are favorable to us, or at all. One of our key growth strategies will be to selectively pursue acquisitions. Through acquisitions, we plan to expand our base of federal government and commercial clients, increase the range of solutions we offer to our clients and deepen our penetration of existing clients. Without acquisitions, we may not grow as rapidly as the market expects, which could cause our actual results to differ materially from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

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

FAILING TO MAINTAIN STRONG RELATIONSHIPS WITH PRIME CONTRACTORS COULD RESULT IN A DECLINE IN OUR REVENUES

We derived approximately 6% of our revenues during the twelve months ended December 31, 2005 through our subcontractor relationships with prime contractors, which, in turn, hold the prime contract with end-clients. We project over the next few years the percentage of subcontractor revenue will increase significantly. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose this source of revenues, which, if not replaced, could force us to curtail our business operations.

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

IF WE EXPERIENCE DIFFICULTIES COLLECTING RECEIVABLES IT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED

As of December 31, 2005, 73% of our total assets were in the form of accounts receivable, thus, we depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget.

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

WE MUST RECRUIT AND RETAIN QUALIFIED PROFESSIONALS TO SUCCEED IN OUR LABOR INTENSIVE BUSINESS

Our future success depends in large part on our ability to recruit and retain qualified professionals skilled in complex information technology services and solutions. Such personnel as Java developers and other hard-to-find information technology professionals are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense. Any inability to recruit and retain a sufficient number of these professionals could hinder the growth of our business. The future success of Paradigm will depend on our ability to attract, train, retain and motivate direct sales, customer support and highly skilled management and technical employees. We may not be able to successfully expand our direct sales force, which would limit our ability to expand our customer base. Further, we may not be able to hire highly trained consultants and support engineers which would make it difficult to meet our clients' demands. If we cannot successfully identify and integrate new employees into our business, we will not be able to manage our growth effectively and we could be forced to curtail our business operations. Because a significant component of our growth strategy relates to increasing our revenue from sales of our services and software, our growth strategy will be adversely affected if we are unable to develop and maintain an effective sales force to market our services to our federal and commercial customers. A key component of our growth strategy is the recruitment of additional sales executives. Our effort to build an effective sales force may not be successful and, therefore, we could be forced to curtail our business operations.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM, AND THE LOSS OF ANY MEMBER MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN AND MAINTAIN CLIENTS

We believe that our success depends on the continued employment of our senior management team of Raymond Huger, Chairman & CEO, Frank Jakovac, President & COO and Richard Sawchak, Vice President & CFO. We have key executive life insurance policies for Mr. Huger and Mr. Jakovac for up to $1 million. Their employment is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons would be difficult to replace and our business could be seriously harmed. Furthermore, clients or other companies seeking to develop in-house capabilities may attempt to hire some of our key employees. Employee defections to clients or competitors would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business and force us to curtail or cease our business operations.

AUDITS OF OUR GOVERNMENT CONTRACTS MAY RESULT IN A REDUCTION IN THE REVENUE WE RECEIVE FROM THOSE CONTRACTS OR MAY RESULT IN CIVIL OR CRIMINAL PENALTIES THAT COULD HARM OUR REPUTATION

Federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. An audit could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, if allegations of impropriety were made against us, we could be forced to curtail or cease our business operations.

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

Our current competitors include, and may in the future include, information technology services providers and large government contractors such as QSS Group, Pragmatics, Booz Allen & Hamilton, Computer Sciences Corporation, RSIS, SRA, ATS, Electronic Data Systems, Science Applications International Corporation, and Lockheed Martin.

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

WE HAVE PREVIOUSLY REPORTED A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. ALTHOUGH WE BELIEVE THE WEAKNESS HAS BEEN REMEDIATED, THE LEVEL OF ASSURANCE IS NOT ABSOLUTE.

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

We conducted an evaluation of the design and effectiveness of internal control over financial reporting. Based on this evaluation, we concluded that our internal control over financial reporting was not effective as of September 30, 2005. We identified an internal control deficiency that represented a material weakness in internal control over the financial statement close process. The control deficiency related to our limited resources and internal level of technical accounting and reporting expertise. The material weakness affected our ability to prepare and properly review interim and annual financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the SEC. A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis. The foregoing material weakness resulted in restatements to our financial statements and related disclosures. As we have not completed the testing of all aspects of our internal control over financial reporting, it is possible that additional deficiencies could be determined to be individually or in the aggregate a material weakness, which could lead to inaccurate financial statements and further restatements of those financial statements.

In order to address and correct the deficiency identified above, our corrective actions included: (i) hired a Chief Financial Officer with the requisite experience on September 19, 2005; (ii) hired a corporate controller with the requisite experience and CPA designation on November 16, 2005; (iii) hired an assistant controller with the requisite experience and CPA designation to assist and work directly with our corporate controller on October 15, 2005; and (iv) created an additional position to assist with the financial reporting process and hired an individual for this position on May 16, 2005. We believe these actions remediated our material weakness as of December 31, 2005. Because of the inherent limitations in all control systems, controls can provide only reasonable, not absolute, assurance that all control issues and instances of fraud, if any, will be or have been detected. Additional deficiencies could lead to inaccurate financial statements and further restatements of those financial statements.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

Our common stock is traded on the Over-the-Counter Bulletin Board. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the information technology services industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock for the three months ended December 31, 2005 was 362 shares per day. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at two locations: Our headquarters is located at 2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852. This principal office consists of 14,318 sq. feet with a monthly lease cost of $35,100 and is leased until May 31, 2011. Our Washington D.C. office, which is leased in support of our HUD customer, is located at: 15th and H Streets, N.W. Washington, D.C. 20005. This principal office consists of 16,364 sq. feet with a monthly lease cost of $34,721 and is leased until March 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

Paradigm is involved in litigation, both potential and actual, arising from a contractual agreement between Paradigm and Norvergence, Inc. (Norvergence). Paradigm entered into an agreement with Norvergence for the provision of telecommunication equipment and services in June, 2003. Under the agreement, Norvergence promised to supply all of Paradigm's telecommunication needs for a period of 60 months for the sum of $2,152 per month. Soon after executing the agreement with Paradigm, Norvergence sold a portion of the rights to those payments to a third party, CIT Technology Financial Services, Inc. (CIT). In July, 2004, Norvergence was forced into bankruptcy by its creditors and, soon thereafter, Paradigm's telecommunication services provided under the Norvergence agreement were terminated. Paradigm has taken the position that Norvergence utilized fraud and deception to obtain the agreement from Paradigm and has ceased paying either Norvergence or CIT.

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

On May 27, 2005, Paradigm received a settlement letter from the CIT Group concerning this matter which is a fully executed release from this liability in the amount of $3,948. On June 24, 2005, Paradigm finalized this settlement with CIT in the amount of $3,948.

Paradigm has accrued $125,000 to settle a matter over disputed commissions that a former employee claims are due at December 31, 2005. Paradigm believes the claims are without merit and intends to vigorously defend its position. In the opinion of management, the outcome of these matters will not have a material adverse effect on these financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "PDHO" since September 14, 2004, following our name change and a 1 for 85 reverse stock split. The shares of Cheyenne Resources traded on the OTC BB under the symbol "CHYN" from January 2002 to July 2004.

The following table sets forth the high and low market prices for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since January 2003 for the periods indicated. Such information reflects inter dealer prices without retail mark-up, mark down or commissions and may not represent actual transactions.

The following table sets forth, for the periods indicated, the market price range of our common stock.


YEAR 2005                                               High Price     Low Price
--------------------------------------------------------------------------------
Quarter Ended March 31, 2005                            $     4.25     $    2.40
Quarter Ended June 30, 2005                             $     4.25     $    2.75
Quarter Ended September 30, 2005                        $     4.00     $    2.50
Quarter Ended December 31, 2005                         $     3.00     $    1.30

YEAR 2004                                               High Price     Low Price
--------------------------------------------------------------------------------
Quarter Ended March 31, 2004                            $    0.021     $   0.005
Quarter Ended June 30, 2004                             $    0.012     $   0.007
Quarter Ended September 30, 2004                        $     0.11     $   0.006
Quarter Ended December 31, 2004                         $     6.25     $    0.80

YEAR 2003                                               High Price     Low Price
--------------------------------------------------------------------------------
Quarter Ended March 31, 2003                            $    0.005     $   0.001
Quarter Ended June 30, 2003                             $     0.01     $   0.005
Quarter Ended September 30, 2003                        $     0.01     $   0.002
Quarter Ended December 31, 2003                         $    0.005     $   0.002

On March 6, 2006, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $2.50 per share. As of March 6, 2006, we had in excess of 2,750 holders of common stock and 20,503,486 shares of our common stock were issued and outstanding. Many of our shares are held in brokers' accounts, so we are unable to give an accurate statement of the number of shareholders.

DIVIDENDS

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure investors that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

RECENT SALES OF UNREGISTERED SECURITIES

Effective as of December 15, 2005, the Board of Directors of Paradigm granted options (the "Options") to acquire shares of the Company's common stock, par value $0.01 per share to the below listed individuals. The options were vested as of

December 15, 2005, have an exercise price equal to $1.70 per share, and expire on December 14, 2015. The Options are not intended to be incentive stock Options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly.


    NAME                   TITLE                                         OPTIONS
    -----------------  ---------------------------------------------  ----------
    Francis Ryan       Director                                           40,000
    John Moore         Director                                           40,000
    Edwin Avery        Director                                           40,000
    Frank Jakovac      President, Chief Operating Officer and
                         Director                                        800,000
    Richard Sawchak    Chief Financial Officer                           200,000
    Harry Kaneshiro    Executive Vice-President                          100,000
    Stephen Murray     Senior Vice-President                             100,000
    Robert Valli       Vice-President, Business Development               75,000
    Russell Blackwell  Vice-President, Product and Professional
                         Services                                         75,000
    Lori Ermi          Vice-President                                     75,000


In addition, the Company granted an aggregate of 577,000 Options to 34 other employees of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of the consolidated financial statements. The reader should read the following data together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the consolidated financial statements and related notes therewith. Effective November 5, 2004, Paradigm revoked our S-Corporation status and became a C-Corporation. After the revocation of the S election, Paradigm is responsible for income taxes generated as a result of reporting taxable income. The consolidated financial statements as of December 31, 2004, 2003, 2002 and 2001 include both the audited consolidated financial statements and pro forma adjustments to provide for an income tax provision (benefit) and a deferred income tax liability for each year presented as if Paradigm had been a C-Corporation during these periods of operation. Paradigm assumed an effective tax rate of 38.6% which reflects Federal taxes at 34% and state taxes, net of the Federal benefit. There are no significant permanent differences in any of the periods presented.

                                                                     Years ended December 31,
(in thousands, except per share data)                   2005         2004        2003          2002        2001
                                                     ---------    ---------    ---------    ---------    ---------
Statements of operations data:
Contract revenue .................................   $  63,515    $  61,756    $  51,206    $  37,673    $  27,188
Cost of revenue ..................................      52,960       54,545       45,810       32,420       23,389
                                                     ---------    ---------    ---------    ---------    ---------

Gross margin .....................................      10,555        7,211        5,396        5,253        3,799
Selling, General & Administrative ................       9,031        8,994        4,951        2,890        2,444

Income (loss) from operations ....................       1,524       (1,783)         445        2,363        1,355
Total other (expense) income .....................        (247)         (50)          22           32           39

Income (loss) before income taxes ................       1,277       (1,833)         467        2,395        1,394
Provision for income taxes .......................         454        1,934           35            7            5

Net income (loss) ................................         823       (3,767)         432        2,388        1,389

Net income (loss) per common share:
  Basic ..........................................   $    0.04    $   (0.21)   $    0.03    $    0.14    $    0.08
  Diluted ........................................   $    0.04    $   (0.21)   $    0.03    $    0.14    $    0.08

Weighted average number of common shares:
  Basic ..........................................      20,108       17,897       17,500       17,500       17,500
  Diluted ........................................      20,110       17,897       17,500       17,500       17,500

OTHER DATA:
Cash flow used in operating activities ...........   $    (298)   $    (117)   $  (1,623)   $     (74)   $     (75)
Cash flow used in investing activities ...........      (1,853)        (292)        (995)         (89)         (19)
Cash flow from financing activities ..............       2,915          570        2,006          742          116
Capital expenditures .............................        (444)        (292)      (1,043)        (109)         (37)

Balance sheet data (as of December 31):
Current assets ...................................   $  17,365    $  16,604    $  17,291    $  10,547    $   7,152
Total assets .....................................      21,383       17,688       18,382       10,748        7,309
Current liabilities ..............................      15,815       13,832       12,141        5,053        4,003
Capital leases payable, net of current portion ...          56         --           --           --           --
Stockholders' equity .............................       4,679        2,356        6,127        5,695        3,307

PRO FORMA FINANCIAL DATA:

The unaudited pro forma information for the periods set forth below is based on the operations of Paradigm and is prepared as if Paradigm had been a C-Corporation at the beginning of each period assuming a tax provision of 38.6%.

(in thousands, except per share data)                              (Pro forma)  (Pro forma)  (Pro forma)  (Pro forma)
                                                            2005         2004         2003         2002         2001
                                                        --------    ---------    ---------    ---------    ---------
STATEMENTS OF OPERATIONS DATA:
Contract revenue                                        $ 63,515    $  61,756    $  51,206    $  37,673    $  27,188
Income (loss) before income taxes                          1,277       (1,833)         467        2,395        1,394
Income tax provision (benefit)                               454         (708)         180          924          541
Net income (loss)                                            823       (1,125)         287        1,471          853

Net income (loss) per common share:
  Basic                                                 $   0.04    $   (0.06)   $    0.02    $    0.08    $    0.05
  Diluted                                               $   0.04    $   (0.06)   $    0.02    $    0.08    $    0.05

Weighted average number of common shares:
  Basic                                                   20,108       17,897       17,500       17,500       17,500
  Diluted                                                 20,110       17,897       17,500       17,500       17,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reader should read the following discussion in conjunction with Item 6. "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this filing. Some of the statements in the following discussion are forward-looking statements. See "Forward-Looking Statements."

GENERAL

Paradigm provides information technology and business continuity solutions to government and commercial customers. Headquartered in Rockville, Maryland, the Company was founded on the philosophy of high standards of performance, honesty, integrity, customer satisfaction, and employee morale.

With an established core foundation of experienced executives, the Company has rapidly grown from six employees in 1996 to the current level of more than 300 personnel. Revenues have grown from $51 million in 2003 to over $63 million by the end of 2005.

Paradigm comprises two subsidiary companies: 1) Paradigm Solutions Corporation ("PSC"), which was incorporated in 1996 to deliver information technology (IT) services to federal agencies, and 2) Paradigm Solutions International ("PSI"), which was incorporated in 2004 to deliver IT solutions (with a special focus in Business Continuity Planning and Emergency Management) and software to commercial clients.

We derive substantially all of our revenues from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. At the end of December 31, 2005, our business was comprised of 56% fixed price, 29% time and material, and 15% cost-reimbursable contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. At the end of December 31, 2005, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 98% of our revenues. During that same period, our five largest clients, all agencies within the federal government, generated approximately 81% of our revenues. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

PSC utilized the Small Business Administration (SBA) 8(a) Business Development Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. The term "graduate" is used to refer to a Participant's exit from the 8(a) BD Program at the expiration of the Participant's term, thus the business is no longer considered 8(a). This program, allowed the business to build a base of business with various federal civilian agencies. The backlog of federal business under this program will continue until the contracts end, after which we will pursue several avenues to maintain the business we believe is important to our strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime. As of December 31, 2005, SBA 8(a) contracts which provide 62% and 38% of our current SBA 8(a) revenues will come up for renewal in 2006 and 2007, respectively.

Due to our graduation from the Small Business Administration 8(a) Business Development Program, we are no longer classified as a small disadvantaged business by the federal government. Accordingly, we will no longer have access to contract vehicles set aside for 8(a) businesses. As of October 2004, PSC began competing solely in the open marketplace for federal business. We have a history of winning contracts in "full and open" competitions, including contracts at the Department of Housing and Urban Development, Department of Treasury and the Department of Commerce. PSC will continue to aggressively pursue opportunities in the federal and commercial marketplace. We believe we can mitigate the impact of transitioning from the 8(a) program through the acquisition of new contract vehicles and the expansion of work with current customers.

Our most significant expense is direct costs, which consist primarily of direct labor, subcontractors, materials, equipment, travel and an allocation of indirect costs including fringe. The number of subcontract and consulting employees assigned to a project will vary according to the size, complexity, duration and demands of the project.

Selling, general and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, marketing and business development resources, employee training, occupancy costs, research and development expenses, depreciation and amortization, travel, and all other corporate costs.

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

Software revenue recognition is in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Since the Company has not established vendor specific objective evidence (VSOE), recognition of revenue from the sale of licenses is over the term of the contract.

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

COST OF REVENUE

Our costs are categorized as direct or selling, general & administrative expenses. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, subcontractor costs, consultant fees, travel expenses, materials and an allocation of indirect costs. Indirect costs consist primarily of fringe benefits (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), intermediate management and certain other non-direct costs which are necessary to provide direct labor. Indirect costs, to the extent that they are allowable, are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense and certain general and administrative expenses. A key element to be successful in our business is our ability to control indirect and unallowable costs, enabling us to profitably execute our existing contracts and successfully bid for new contracts. Cost of revenue is considered to be a critical accounting policy because of the direct relationship to revenue recognized.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at the original cost to the Company and are depreciated using straight-line methods over established useful lives of three to seven years. Purchased software is recorded at original cost and depreciated on the straight-line basis over three years. Leasehold improvements are recorded at the original cost and are depreciated on the straight-line over the life of the lease.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. Management believes there were no impairment of long-lived assets at December 31, 2005.

GOODWILL

The Company's acquisition has resulted in the recording of intangible assets and goodwill. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", identifiable intangible assets associated with non-compete agreements and customer relationships will be amortized over their economic lives of one and ten years, respectively. Goodwill is subject to impairment to the extent the

Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill is determined to be impaired then these balances are written down to their estimated fair value on the date of the impairment. The Company conducts an annual, or sooner if the situation warrants, review for impairment. Determining when an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including viability of the businesses acquired, their integration into the Company's operations, the market in which those businesses operate and their projected future results, cash flow projections, and numerous other factors. Management believes that goodwill was not impaired as of December 31, 2005 as no circumstances or situations had arisen that would indicate potential impairment. The Company will perform its initial annual review for impairment in fiscal year 2006.

STOCK-BASED COMPENSATION

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any.

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that have a current or future potential impact on our consolidated financial statements are as follows:

        STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 123 (REVISED 2004)

                               SHARE-BASED PAYMENT

This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance.

                             SCOPE OF THIS STATEMENT

This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company believes that FASB Statement No. 123R will have a material effect on its consolidated financial statements to the extent that the Company grants stock options in the future. The effect of this standard on the Company is undeterminable.

               STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 154

                    ACCOUNTING CHANGES AND ERROR CORRECTIONS

This statement supersedes APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."

                             SCOPE OF THIS STATEMENT

This statement requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not believe that FASB Statement No. 154 will have a material effect on its consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations Years Ended December 31, 2005, 2004 and
2003

                (Dollars in thousands except for the percentages)

                                                          Twelve Months Ended December 31,
                                         2005         2004         2003       2005       2004       2003
                                    ---------    ---------    ---------     ------     ------     ------
Contract revenue                    $  63,515    $  61,756    $  51,206      100.0%     100.0%     100.0%
Cost of revenue                        52,960       54,545       45,810       83.4       88.3       89.5
                                    ---------    ---------    ---------     ------     ------     ------
Gross margin                           10,555        7,211        5,396       16.6       11.7       10.5
Selling, general & administrative       9,031        8,994        4,951       14.2       14.6        9.6
                                    ---------    ---------    ---------     ------     ------     ------
Income (loss) from operations           1,524       (1,783)         445        2.4       (2.9)       0.9
Total other (expense) income             (247)         (50)          22       (0.4)      (0.0)       0.0
Pro forma income tax (benefit)
  provision                               454         (708)         180        0.7       (1.1)       0.3
                                    ---------    ---------    ---------     ------     ------     ------
Pro forma net income (loss)         $     823    ($  1,125)   $     287        1.3%      (1.8%)      0.6%

The table below sets forth the service mix in revenue with related percentages of total revenue.

                                                          Twelve Months Ended December 31,
                                       2005         2004         2003        2005          2004         2003
                                   --------     --------     --------    --------      --------     --------
Federal service contracts          $ 44,226     $ 39,428     $ 36,082        69.6%         63.8%        70.5%

Federal repair &
  maintenance contracts              18,058       22,269       15,115        28.5%         36.1%        29.5%

Commercial service contracts          1,231           59            9         1.9%          0.1%         0.0%
                                   --------     --------     --------    --------      --------     --------
Total revenue                      $ 63,515     $ 61,756     $ 51,206       100.0%        100.0%       100.0%


YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

Revenue. For the twelve months ended December 31, 2005, revenue increased 2.8% to $63.5 million from $61.8 million for the same period in 2004. The increase in revenue is attributable to growth in our federal and commercial service contracts business of $4.8 million and $1.2 million, respectively. Revenue growth in our service business was partially off-set by a decrease of $4.2 million in our federal repair and maintenance business. Federal service growth was driven by increased task orders with our existing civilian agency customers. Commercial service growth was a result of the acquisition of Blair Technology Group (Blair) on October 14, 2005, which provided $0.7 million in growth, and revenue growth generated by our OpsPlanner software and services of $0.5 million. The decrease in maintenance business is attributable to system upgrades performed on behalf of our civilian agency customer during the twelve months ended December 31, 2004, which was not repeated during the twelve months ended December 31, 2005.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, charges in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. Cost of revenue for our maintenance business decreased $4.0 million due to the decrease in revenue. The decrease in maintenance cost of revenue was partially off-set by increases in the cost of revenue for our service business of $2.5 million, which was associated with the increase in revenue and improved operating efficiencies on our fixed price contracts. For the twelve months ended December 31, 2005, cost of revenue decreased 2.9% to $53.0 million from $54.5 million for the same period in 2004. As a percentage of revenue, cost of revenue was 83.4% for the twelve months ended December 31, 2005 as compared to 88.3% for the twelve months ended December 31, 2004. The decrease in cost as a percentage of revenue was due to the change in our mix of business.

Gross Margin. For the twelve months ended December 31, 2005, gross margin increased 46.4% to $10.6 million from $7.2 million for the same period in 2004. Gross margin as a percentage of revenue increased to 16.6% for the twelve months ended December 31, 2005 from 11.7% for the twelve months ended December 31, 2004. Gross margin as a percentage of revenue increased due to increased services revenue, which has a higher gross margin than our maintenance business, as a percentage of our overall business. Gross margin as it relates to our service contracts increased 63.4% to $9.0 million from $5.5 million for the same period in 2004. The increase in services gross margin is due to lower operating expenses on our fixed price service contracts and the overall increase in services revenue. Gross margin, as it relates to our maintenance contracts, decreased 9.8% to $1.5 million from $1.7 million for the same period in 2004. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative. For the twelve months ended December 31, 2005, selling, general & administrative (SG&A) expenses remained flat at $9.0 million compared to the same period in 2004. As a percentage of revenue, SG&A expenses decreased to 14.2% for the twelve months ended December 31, 2005 from 14.6% for the same period in 2004. Flat SG&A expenses were a result of favorable variances attributable to lower research and development costs associated with the design of our OpsPlanner software of $0.2 million, decreased legal and professional expenses of $0.2 million and a one-time expense of $0.4 million incurred in 2004 to acquire Cheyenne Resources, which were off-set by increased compensation expenses of $0.8 million associated with increased SG&A employees.

Net Income. For the twelve months ended December 31, 2005, net income increased to $0.8 million from pro forma net loss of $1.1 million for the same period in 2004. The increase was due to increased gross margin as discussed above, which was partially off-set by an unfavorable variance in the tax provision of $1.2 million.

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

Gross Margin. Gross margin increased 33.6% to $7.2 million for 2004 from $5.4 million in 2003. This $1.8 million in growth is associated with the $10.6 million growth in revenue. Overall gross margin as a percentage of revenues increased to 11.7% in 2004 from 10.5% in 2003. Service contract gross margin increased by 62.1% to 14.0% in 2004 from 9.5% in 2003 due to increased employee utilization and operational cost efficiencies as our contracts awarded in 2003 graduated from the start-up phase. Repair and maintenance contract gross margin decreased by 42.6% to 7.5% in 2004 from 13.1% in 2003 as a result of incremental costs on the IRS LTMCC contract.

Selling, General & Administrative. SG&A expenses increased 80.2% to $9.0 million from $5.0 million for the same period in 2003. As a percentage of revenue, SG&A expenses increased to 14.6% for the twelve months ended December 31, 2004 from 9.6% for the same period in 2003. The increase was attributable to additional compensation related expenses from increased staffing of $1.2 million, research and development costs associated with the design and launch of our OpsPlanner product of $1.0 million, additional bid and proposal expenses of $0.2 million, additional facilities expenses of $0.4 million due to a full year of expense for our Rockville headquarters, expenses of $0.4 million to acquire Cheyenne Resources and an additional $0.4 million in third party fees including legal, consulting and audit support.

Net Income. Net income as reported in the pro forma table in the selected financial data section, decreased to a loss of $1.1 million for 2004 from income of $0.3 million in 2003. This decrease was associated with the incremental selling, general and administrative expenses discussed above, which was off-set by the income tax benefit of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are financing the cost of operations, capital expenditures and servicing our debt. Our sources of liquidity are our existing cash, cash generated from operations, and cash available from borrowings under our revolving credit facility. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our revolving credit facility. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our existing credit facility, are adequate to meet our future liquidity needs for the next twelve months.

For the twelve months ended December 31, 2005, we generated $0.8 million in cash and cash equivalents versus $0.2 million for the same period in 2004.

Cash used by operations was $0.3 million for the twelve months ended December 31, 2005 compared to $0.1 million for the same period in 2004. Cash usage increased due to an increase in accounts receivable, which was partially off-set by a reduction in prepaid expenses and the collection of a note receivable related to the sale of inventory.

Net income increased to $0.8 million for the twelve months ended December 31, 2005 versus a loss of $3.8 million for the same period in 2004. The increase in net income was partially off-set by a decrease in deferred income taxes of $0.7 million for the twelve months ended December 31, 2005 compared to an increase of $1.9 million for the same period in 2004. The decrease in deferred income taxes was primarily attributable to the payment of taxes associated with the Company's conversion to a C-Corporation from an S-Corporation in November 2004.

Accounts receivable increased by $3.7 million for the twelve months ended December 31, 2005, net of non-cash entries related to the Blair acquisition, versus a decrease of $3.0 million for the same period in 2004. The increase in the accounts receivable balance for 2005 is reflective of delays in the collection of civilian agency customer invoices as compared to the speed at which collections were made during 2004.

Prepaid expenses, which are primarily associated with our IRS LTMCC contract, decreased by $3.7 million for the twelve months ended December 31, 2005 versus an increase of $2.0 million for the same period in 2004 as the Company fulfilled the obligations of the contract and a reduction in the term of the required maintenance contracts from 12 months to 6 months. Deferred revenue for the twelve months ended December 31, 2005 decreased by $1.6 million versus a decrease of $0.6 million for the same period in 2004. The decrease is primarily related to the Company's IRS LTMCC and Aventis contracts. The deferred revenue for IRS LTMCC is associated with the amortization of software maintenance revenue related to system upgrades and annual software maintenance contracts purchased in October 2003 and 2004. Software maintenance contracts are purchased annually by our client during the three months ending December 31 and amortized over the contract period. The timing and amount of deferred revenue will be dependent on the customer's installed base and the timing of additional purchases related to system upgrades outside of the normal purchasing cycle. The Company did not experience upgrade activity for the fiscal year ended December 31, 2005. For our commercial clients, it is the Company's practice to invoice the full contract value at project inception. Our largest commercial contract, which is with Sanofi, was invoiced during the twelve months ended December 31, 2005. Deferred revenue related to our commercial contracts has decreased due to the fulfillment of service obligations during the fiscal year ended December 31, 2005.

Accounts payable decreased by $0.3 million for the twelve months ended December 31, 2005, net of non-cash entries related to the Blair acquisition, versus an increase of $1.0 million for the same period in 2004. The decrease is due to system upgrade and software maintenance related invoices associated with our IRS LTMCC contract, which were accrued during the three months ending December 31, 2004 but paid during the fiscal year ended December 31, 2005.

The Company collected $0.8 million on a note receivable related to the sale of inventory during the twelve months ended December 31, 2005.

Net cash used by investing activities was $1.9 million for the twelve months ended December 31, 2005 versus $0.3 million for the same period in 2004. The increase in the use of cash relates to payments for the purchase of Blair of $1.4 million and an increase in capital purchases of $0.2 million.

Net cash provided by financing activities was $2.9 million for the twelve months ended December 31, 2005 compared to $0.6 million for the same period in 2004. The increase in cash provided is due to proceeds from the line of credit to fund operations and the acquisition of Blair.

For the year ended December 31, 2004, the Company generated an increase in net cash flow of $161 thousand whereas, the prior year ended with a net decrease in cash flow of $613 thousand. The main contributing factors were an overall reduction of accounts receivable, as well as an increase in accounts payable and accrued expenses. The Company's accounts receivable decreased $3.0 million to $11.5 million for the year ended December 31, 2004, as compared to an increase of $6.0 million for the year ended December 31, 2003. The decrease was primarily a result of internal process enhancements related to collections. Accounts receivable at the end of 2004 represented 64.9% of total assets, compared to 78.9% at the end of 2003. Prepaid expense increased to $4.2 million for year ended December 31, 2004 versus $2.2 million for year ended December 31, 2003. The $2.0 million increase was primarily due to year-end hardware and software maintenance purchases associated with our IRS LTMCC contract. Although the purchase of the maintenance contracts is an annual event, we anticipate prepaid expenses will return to 2003 levels for year ending December 31, 2005 due to a reduction in the term of the required maintenance contracts from 12 months to 6 months. The Company funded this incremental purchase with operating cash flow and utilization of our existing credit facility. Effective November 5, 2004, PSC revoked its S-Corporation status. At that date, the Company had net income which has been recognized for financial reporting purposes, but not for income tax purposes of approximately $6.6 million. This net deferred income will be recognized for income tax purposes equally over four years beginning with the year ending December 31, 2004. The revocation of the S-Corporation status resulted in a deferred income tax liability that was recorded on the date of revocation of approximately $2.6 million. Net income for the year ending December 31, 2004 and retained earnings were reduced by this amount.

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

Cash used for investing was $292 thousand during 2004 and $995 thousand in 2003, which was attributable to the purchase of property and equipment to support operations. Equipment acquisition during 2003 was significantly higher than 2004, as a result of capital investments made by the Company relating to the start-up of the HUD-CPD and IRS printer maintenance contracts, technology refresh of computers, build-out of our internal innovation center at our headquarter location, and the investment associated with a web-based time-keeping system.

Cash provided by financing was $570 thousand for the year ended December 31, 2004, compared to $2.0 million as of December 31, 2003. Both were comprised of transactions under the Company's existing line of credit and banking activity with SunTrust Bank.

The Company had a line of credit arrangement with SunTrust Bank which expired on June 30, 2005. Subsequently, on June 22, 2005 we received an extension of the line of credit arrangement through September 30, 2005. Under the terms of the latest agreement, the Company had to maintain: (1) minimum tangible net worth of $2,650,000 beginning on and as of June 30, 2005; (2) debt coverage ratio of not more than 5.0 to 1.0 beginning on and as of June 30, 2005; (3) minimum quarterly net income of $1.00 for the quarters ending June 30 and September 30, 2005. The Company was in compliance with the line of credit agreement covenants as of June 30, 2005. The Company terminated its line of credit agreement with SunTrust Bank effective September 1, 2005.

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit will be used to borrow funds for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property and real estate. Under the agreement, the line is due on demand and interest is payable monthly depending on the Company's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Company may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. Of the total borrowings, the Company may use up to $500,000 for letters of credit. As of December 31, 2005, the Company had set aside $400,000 in total letters of credit. The Loan and Security Agreement requires that the Company maintain the following covenants and ratios: (1) minimum tangible net worth of $2,000,000 plus 50% of Company's net income for each fiscal year beginning with fiscal year ending December 31, 2005;
(2) debt coverage ratio of not less than 1.500 to 1.000; (3) maximum leverage ratio of 5.50 to 1.00, which will be decreased to 5.25 to 1.00 by December 31, 2005 and 4.00 to 1.00 by December 31, 2006 through the maturity date. As of March 30, 2006, the Company amended its loan agreement with Chevy Chase Bank to modify the tangible net worth, debt service coverage ratio and maximum leverage ratio covenants as follows: (1) minimum tangible net worth of not less than $1,800,000 for December 31, 2005 and March 31, 2006, which shall be increased to $2,000,000 by June 30, 2006 and increased again by 50% of the Company's net income for each fiscal year end beginning with December 31, 2006; (2) minimum debt service coverage ratio as of December 31, 2005 of not less than 1.150 to 1.000, which shall be increased to 1.500 to 1.000 by September 30, 2006; (3) maximum leverage ratio of 9.100 to 1.000 for December 31, 2005, which shall be decreased to 7.500 to 1.000 by March 31, 2006, 5.500 to 1.000 by June 30, 2006,
5.250 to 1.000 by September 30, 2006 and 4.000 to 1.000 by December 31, 2006.
The Company was in compliance with the amended covenant requirements as of December 31, 2005.

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

In the event we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing. Such financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders. To the extent that we obtain additional debt financing, our debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge assets to secure our borrowings.

In the event cash flows are not sufficient to fund operations at the present level and we are unable to obtain additional financing, we would attempt to take appropriate actions to tailor our activities to our available financing, including revising our business strategy and future growth plans to accommodate the amount of financing available to us.

The following summarizes our obligations associated with leases and other commitments at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(Amounts in Thousands)                                Less than           One to      Three to      More than
                                           Total       One Year      Three Years    Five Years     Five Years
                                     -----------     ----------     ------------   -----------    -----------
Contractual Obligations:
Operating Leases                     $     3,137     $    $1,005    $      1,005   $       928    $       199
Equipment Leases                     $        99     $    $   35    $         63   $         1    $        --
Note Payable - Line of Credit        $     7,188     $    $7,188    $         --   $        --    $        --
                                     -----------     ----------     ------------   -----------    -----------
Total                                $    10,424     $    $8,228    $      1,068   $       929    $       199

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to change in interest rates for borrowing under our revolving credit facility. These borrowings bear interest at a fixed rate plus LIBOR, a variable rate. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, investment grade, interest -bearing securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are provided in Part IV, Item 15 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the year ended December 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, these disclosure controls and procedures were effective.

For the quarter ending September 30, 2005, the Company had concluded that the disclosure controls and procedures were not effective as a result of a material weakness in internal controls as of September 30, 2005.

The board of directors of the Company, including the Chief Executive Officer and President, identified the need to replace the Chief Financial Officer (CFO) during May 2005 and began the search for a new CFO. Concurrent with the SEC review of our Registration Statement on Form S-1, an evaluation was carried out during December 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and new Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and new Chief Financial Officer concluded that these disclosure controls and procedures were not effective for the quarter ended September 30, 2005 as a result of a material weakness in internal controls as of September 30, 2005 as discussed below.

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

o restated our previously filed Form 10-K to conform to the changes made within our Form S-1 filing. The restatement is further discussed in "Explanatory Note" in the forepart of our Form 10-K and in Note 16, "Restatement" in the Notes to the consolidated financial statements contained in Amendment No.2 to our Annual Report on Form 10-K for the year ended December 31, 2004;

o restated our previously filed Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, to conform to the changes made in our Form S-1 filing. The restatement is further discussed in "Explanatory Note" in the forepart of our Forms 10-Q/A, and in Note 5, "Restatement" in the Notes to the consolidated financial statements contained in Amendment No.2 to our Quarterly Reports on Form 10-Q for the quarters ended March 31 , 2005 and June 30, 2005; and

o restated our Form S-1 Amendment #6 and Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, to reflect the decrease in revenue, gross margin and net income attributable to changing the Company's revenue recognition as it relates to software licenses. In accordance with SOP 97-2, the Company will recognize software license revenue over the contract term until it establishes VSOE.

REMEDIATION PLAN

In addition to controls and procedures consistent with prior practices, we developed and implemented a remediation plan. In order to remediate the aforementioned material weakness, we have:

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

We believe that, for the reasons described above, we were able to improve our disclosure controls and procedures and remedy the identified material weakness. Management of the Company believes the material weakness discussed above was remediated as of December 31, 2005. Because of the inherent limitations in all control systems, controls can provide only reasonable, not absolute, assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended December 31, 2005, the Company completed its implementation of the remediation plan discussed above, which included hiring a new corporate controller and assistant controller with the requisite experience and CPA designation in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information with respect to the directors and executive officers of the Company.


Name                    Age    Position with the Company
---------------------   ---    -------------------------------------------------
Raymond A. Huger        59     Chief Executive Officer and Chairman of the Board
                               of Directors

Frank J. Jakovac        56     President and Chief Operating Officer

Richard Sawchak         31     Vice President and Chief Financial Officer

Lori Ermi               42     Vice President and Chief Administration Officer

Francis X. Ryan         54     Director

John A. Moore           53     Director

Edwin M. Avery          58     Director

Raymond A. Huger, Chief Executive Officer Chairman of the Board - Mr. Huger has more than 30 years of experience in business management, information technology, and sales/marketing and technical support services. He established PSC in 1991 following a very successful 25-year career with IBM, beginning as a Field Engineer and holding a variety of challenging technical support, sales/marketing and executive management positions. Prior to his early retirement from IBM, he was a Regional Manager, responsible for the successful operations of several IBM Branch offices that generated over $500 million dollars in annual revenue. His experience and understanding of technology allowed him to develop solid business value propositions for PSC and its Paradigm Solutions International division. Mr. Huger has a Bachelor's Degree (BA) from Bernard Baruch College and a Master's Degree (MBA) from Fordham University.


Mr. Huger's Prior
Five Year History:       2004 - Present, Chairman & CEO, Paradigm Holdings, Inc.
                         1991 - 2004, President & CEO, Paradigm Solutions Corp.


Frank J. Jakovac, President and Chief Operating Officer - Mr. Jakovac has over 25 years experience leading organizations through every phase of their lifecycle: from start-up to change and revitalization, to turnaround and accelerated growth. His background includes cross-functional expertise and experience in areas including business development, leadership, management, corporate governance, and regulatory issues. Mr. Jakovac built a highly successful entrepreneurial venture from start-up to $300 million in only four years and built another privately held venture from start-up to $100 million in assets within five years. In addition, he has participated in successful mergers and restructuring ventures and has nurtured working relationships with Fortune 500 CEOs. His more recent successes include the founding of Adriatic Ventures in 1998 (which commercialized and managed projects ranging from information technology to land development) and his tenure as president and CEO of Avid Sportswear & Golf Corp. Mr. Jakovac graduated with a Bachelor of Science from Edinboro University and completed the Executive Extended Master Program in Business Administration, University of Pittsburgh.

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


Lori Ermi ,Vice President and Chief Administration Officer - Ms. Ermi has over 20 years experience with Fortune 500 corporations leading Human Resources Departments in employment engagement strategies, talent acquisition, performance management and executive coaching. She has led major global human resources functions and is a certified Senior Professional in Human Resources through the Society of Human Resources Management. Ms. Ermi is the recipient of the International Award of Merit through the Association of Psychological Type. Ms. Ermi is a graduate of Lynchburg College.

     Ms. Ermi's Prior
     Five Year History:      2004 - Present, Vice President & Chief
                             Administration Officer, Paradigm Holdings, Inc.
                             2003 - 2004, Director of Human Resources, Qiagen,
                             Inc.
                             2002 - 2003, Human Resources Business Partner,
                             Celera Genomics Group 2001 - 2002, Director of
                             Human Resources, First Data Corporation 1989 -
                             2001, Senior Human Resources Manager, Procter and
                             Gamble, Inc.


Francis X. Ryan, Board Member - Mr. Ryan has over twenty years experience in managing private and public companies at the Executive level. Currently he is President of F. X. Ryan & Assoc. Management Consulting firm specializing in turnarounds, workouts, crisis management, strategic planning, and working capital management. He has extensive experience in business process redesign. Prior to joining the Company's board, Mr. Ryan was the Central Command Special Operations Officer for Operation Enduring Freedom. Mr. Ryan has also been assigned to SOCCENT and served in Afghanistan. Mr. Ryan is a highly regarded expert speaker in the fields of Corporate Governance and Sarbanes-Oxley regulations. Mr. Ryan has held positions as Chief Operating Officer and Executive Vice President, and Chief Financial Officer for manufacturers and high technology companies. Mr. Ryan currently serves as a board member for the following organizations: Spectrum Holdings, Inc. (also Chairman, Audit Committee); St. Agnes Hospital (also Chairman, Audit Committee), Baltimore, MD; Good Shepherd Center, Baltimore, MD, and Fawn Industries. Mr. Ryan received his M. B. A. Finance, from the University of Maryland, and holds a B.S. in Economics from Mt. St. Mary's College, where he graduated summa cum laude. Mr. Ryan also holds a C. P. A. from the State of Pennsylvania.

     Mr. Ryan's Prior
     Five Year History:      1991 - Present, President, F.X. Ryan & Associates

John A. Moore, Board Member - Mr. Moore has more than 30 years experience in private and public company management for information technology firms. He is the former Executive Vice President and CFO of ManTech International and was directly involved in taking ManTech public in 2002 as well as facilitating a secondary offering. Mr. Moore has extensive experience in strategic planning, corporate compliance, proposal preparation and pricing and SEC reporting. He has a deep knowledge of federal government contracting and financial management. Mr. Moore has served on the Boards of Directors for ManTech International (MANT) and GSE Systems Inc. (GVP). Mr. Moore is a current member of the Board of Advisors for the University of Maryland's Smith School. Mr. Moore has an MBA from the University of Maryland and a B.S. in accounting from LaSalle University.

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our entire executive team, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics was filed as an Exhibit to a registration statement on Form SB-2 dated February 11, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on information provided to the Company, we believe that all of the Company's directors, executive officers and persons who own more than 10% of our common stock were in compliance with Section 16(a) of the Exchange act of 1934 during the last fiscal year except as follows: Form 3's for Messrs. Huger, Jakovac, Ryan, Moore and Avery have been filed with the Commission but were not filed in a timely manner. The Form 3 for Mark Serway, who resigned from the Company effective August 15, 2005, was not filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2005, 2004 and 2003 to the Company's' named executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                             Annual Compensation                   Long-Term Compensation
                                                   ---------------------------------------------------------------------------------
                                                                                       (1)
                                                                                      Other                                   All
                                                                                      Annual   Restricted  Option     LTIP   Other
                                                                                      Compen-    Stock       #/*    Payouts  Compen-
Name                Title                          Year      Salary        Bonus      sation    Awarded    SARs (#)   ($)    sation
------------------------------------------------------------------------------------------------------------------------------------
Raymond Huger       Chief Executive Officer        2005    $  430,907    $   20,188  $  17,185        --        --      --        --
                    Chairman of the Board of       2004    $  384,243    $  231,679         --        --        --      --        --
                    Directors                      2003    $  404,641    $  405,476         --        --        --      --        --

Frank Jakovac(2)    President,                     2005    $  396,465    $   17,813  $   6,204        --   800,000      --        --
                    Chief Operating Officer        2004    $  181,365    $   70,417         --        --        --      --        --
                    and Director                   2003    $       --    $       --         --        --        --      --        --

Rich Sawchak(3)     Vice President,                2005    $   51,503    $       --         --        --   200,000      --        --
                    Chief Financial Officer        2004    $       --    $       --         --        --        --      --        --
                                                   2003    $       --    $       --         --        --        --      --        --

Lori Ermi (4)       Vice President,                2005    $  156,734    $       --         --        --    75,000      --        --
                    Chief Administration Officer   2004    $   13,361    $       --         --        --        --      --        --
                                                   2003    $       --    $       --         --        --        --      --        --

Mark Serway(5)      Former Senior Vice President,  2005    $  362,868    $   39,250  $   4,913        --        --      --        --
                    Chief Financial Officer        2004    $  196,150    $   39,700         --        --        --      --        --
                    and Director                   2003    $   43,578    $    5,600         --        --        --      --        --

Harry M. Kaneshiro  Executive Vice President,      2005    $  349,947    $   16,625  $  14,527        --   100,000      --        --
                    Paradigm Solutions Corp.       2004    $  403,367    $  181,995         --        --        --      --        --
                                                   2003    $  500,913    $  309,589         --        --        --      --        --

Samar Ghadry(6)     Former Senior Vice President,  2005    $  328,077    $   40,500  $  10,723        --        --      --        --
                    Paradigm Solutions Corp.       2004    $  497,929    $  104,693         --        --        --      --        --
                                                   2003    $  672,933    $  136,802         --        --        --      --        --

(1) Other annual compensation is primarily comprised of life insurance policy premiums.
(2) Frank Jakovac was hired on May 11, 2004.
(3) Richard Sawchak was hired on September 19, 2005
(4) Lori Ermi was hired on November 9, 2004
(5) Mark Serway resigned from the Company effective August 15, 2005.
(6) Samar Ghadry's employment with PSC ended effective as of April 1, 2005.

The following table contains information regarding options granted during the year ended December 31, 2005 to the Company's named executive officers.

                             OPTION/SAR GRANTS TABLE


                                                                    % Total
                                                                   Options/
                                                                      SARs
                                                       No. of       Granted
                                                     Securities   to Employees                                    Potential
                                                     Underlying     in year                                     Realized Value at
                                                      Options/       ended                                        Assumed Annual
                                                        SARs      December 31    Exercise or   Appreciation    Rates of Stock Price
                                                      Granted         2005       Base Price     Expiration       for Option Term
Name                 Title                              (#)           (%)       ($ per Share)      Date         5%($)       10%($)
-------------------  ----------------------------   ------------   ----------   -------------   ----------   ----------   ----------
Raymond Huger        Chief Executive Officer,                 --           --              --           --           --           --
                     and Chairman of the Board
                     of Directors

Frank Jakovac        President,                          800,000         37.7%  $        1.70     12/14/15   $  855,297   $2,167,490
                     Chief Operating Officer
                     and Director

Richard Sawchak      Vice President,                     200,000          9.4%  $        1.70     12/14/15   $  213,824   $  541,872
                     Chief Financial Officer

Lori Ermi            Vice President,
                     Chief Administration Officer         75,000          3.5%  $        1.70     12/14/15   $   80,184   $  203,202

Mark Serway(1)       Former Senior Vice                       --           --              --           --           --           --
                     President, Chief Financial
                     Officer and Director

Harry M. Kaneshiro   Executive Vice President            100,000          4.7%  $        1.70     12/14/15   $  106,912   $  270,936
                     Paradigm Solutions Corp.

Samar Ghadry(2)      Former Senior Vice President             --           --              --           --           --           --
                     Paradigm Solutions Corp.

(1) Mark Serway resigned from the Company effective August 15, 2005.
(2) Samar Ghadry's employment with PSC ended effective as of April 1, 2005.

The following table contains information regarding options exercised in the year ended December 31, 2005, and the number of shares of common stock underlying options held as of December 31, 2005, by the Company's named executive officer.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTIONS/SAR VALUES

                                                                           Number of Securities        Value of Unexercised
                                                                          Underlying Unexercised           In-the-Money
                                                Shares                        Options/SARs                 Options/SARs
                                               Acquired                         at FY-End                   at FY-End
                                                  on          Value     --------------------------   --------------------------
                                               Exercise     Realized        (#)                          ($)
                                               --------     --------    -----------  -------------   -----------  -------------
Name                          Title               (#)          ($)      Exercisable  Unexercisable   Exercisable  Unexercisable
------------------   ------------------------  --------     --------    -----------  -------------   -----------  -------------
Raymond Huger        Chief Executive Officer,        --           --             --             --            --             --
                     Chairman of the
                     Board of Directors

Frank Jakovac        President,                      --           --        800,000             --   $   160,000             --
                     Chief Operating
                     Officer And Director

Richard Sawchak      Vice President                  --           --        200,000             --   $    40,000             --
                     Chief Financial
                     Officer

Lori Ermi            Vice President                  --           --         75,000             --   $    15,000             --
                     Chief Administration
                     Officer

Mark Serway(1)       Former Senior Vice              --           --             --             --            --             --
                     President, Chief
                     Financial Officer
                     and Director

Harry M. Kaneshiro   Executive Vice                  --           --        100,000             --   $    20,000             --
                     President
                     Paradigm Solutions
                     Corp.

Samar Ghadry(2)      Former Senior                   --           --             --             --            --             --
                     Vice President
                     Paradigm Solutions
                     Corp.

(1) Mark Serway resigned from the Company effective August 15, 2005.
(2) Samar Ghadry's employment with PSC ended effective as of April 1, 2005.

COMPENSATION OF DIRECTORS

For the fiscal year ended December 31, 2005, non-employee directors received a fee of $1,500 per meeting and received reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors. Board members who are in charge of the audit and compensation committee received $2,000 and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Committees of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of March 6, 2006 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.


                                                    Amount and
                                                     Nature          Percentage
                   Name and Address                of Beneficial      of Common
Title of Class     of Beneficial Owner (1)           Ownership        Stock (2)
--------------     ----------------------------    -------------     -----------
Common Stock       Raymond Huger                      12,770,000          62.28%
Stock Options      Frank Jakovac                         800,000           3.76%
Stock Options      Richard Sawchak                       200,000           0.97%
Stock Options      Lori Ermi                              75,000           0.36%
Stock Options      Francis Ryan                           40,000           0.19%
Stock Options      John Moore                             40,000           0.19%
Stock Options      Edwin Avery                            40,000           0.19%
Common Stock /
 Stock Options     Harry Kaneshiro                     3,250,000          15.77%
                                                   -------------     -----------
                   All Directors and Executive
                     Officers as a Group              17,215,000          78.97%

Common Stock       Samar Ghadry                        1,569,000           7.65%
                   11140 Rockville Pike, #341
                   Rockville, MD 20852
Common Stock       J.P. Consulting                     1,054,411           5.14%
                   6590 East Lake Place
                   Centenial, CO 80111


(1) Unless otherwise indicated, the address of each person listed above is the address of the Company, 2600 Tower Oaks Bvld, Suite 500, Rockville, Maryland, 20852.

(2) Applicable percentage of ownership is based on 20,503,486 shares of common stock outstanding as of March 6, 2006 together with securities exercisable or convertible into shares of common stock within 60 days of March 6, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 6, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Paradigm acquired Blair Technology Group on October 14, 2005 (see "Company Overview" in Item1. Business). Blair's facility located at 3375 Lynnwood Drive, Altoona, Pennsylvania was owned by two of the former Blair principals, Messrs. Thomas Kristofco and Stephen Fochler. The facility consists of 4,000 square feet and was leased to Blair at a rate of $4,500 per month. On January 16, 2006, Messrs. Kristofco and Fochler sold their interests in the facility to an independent third party. The square footage and monthly rent were not affected.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional services rendered by Aronson & Company for the fiscal years ended December 31, 2005 and 2004.

                      YEARS ENDED DECEMBER 31,

                                     2005            2004
                                ---------       ---------
       Audit fees:              $ 131,475       $  43,645
       Audit related fees:         50,118          21,468
       Tax fees:                   41,443           9,832
       All other fees:              8,646              --
       Total                    $ 231,682       $  74,945


POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval. Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee established a policy in 2005 to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Audit Committee will approve of all permissible non-audit services consistent with SEC requirements.

1. Audit services include audit work performed in the preparation of the consolidated financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the consolidated financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)

                                TABLE OF CONTENTS

                                                                   Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             F-1
AUDITED FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                F-2 -  F-3
  Consolidated Statements of Operations                      F-4 -  F-5
  Consolidated Statements of Stockholders' Equity                   F-6
  Consolidated Statements of Cash Flows                      F-7 -  F-8
  Notes to Consolidated Financial Statements                 F-9 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS
PARADIGM HOLDINGS, INC.
Rockville, Maryland

We have audited the accompanying Consolidated Balance Sheets of PARADIGM HOLDINGS, INC. AND SUBSIDIARIES as of December 31, 2005 and 2004 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules for each of the three years in the period ended December 31, 2005. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PARADIGM HOLDINGS, INC. AND SUBSIDIARIES as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for each of the three years in the period ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Aronson & Company
----------------------------
Rockville, Maryland
March 28, 2006

                             PARADIGM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


December 31,                                             2005              2004
--------------------------------------           ------------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $    943,017      $    179,389
  Accounts receivable - contracts                  15,641,424        11,478,901
  Inventory, net                                           --           616,020
  Prepaid expenses                                    622,594         4,239,770
  Other current assets                                157,804            89,890
                                                 ------------      ------------
    TOTAL CURRENT ASSETS                           17,364,839        16,603,970
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                              147,896           124,845
  Software                                            573,612           221,965
  Leasehold improvements                              119,981           121,000
  Automobiles                                          66,737                --
  Equipment                                         1,002,538         1,043,725
                                                 ------------      ------------
    TOTAL PROPERTY AND EQUIPMENT                    1,910,764         1,511,535
      Less:  Accumulated depreciation                (796,857)         (504,348)
                                                 ------------      ------------
    NET PROPERTY AND EQUIPMENT                      1,113,907         1,007,187
                                                 ------------      ------------

OTHER ASSETS
  Intangible assets, net of amortization              420,589                --
  Goodwill                                          2,387,372                --
  Deposits                                             85,884            77,182
  Other long-term assets                               10,266                --
                                                 ------------      ------------
    TOTAL ASSETS                                 $ 21,382,857      $ 17,688,339
                                                 ============      ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


December 31,                                                2005            2004
-------------------------------------------------  -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                   $   2,305,486   $   1,046,160
  Note payable - line of credit                        4,882,871       3,220,072
  Capital leases payable, current portion                 25,953            --
  Accounts payable and accrued expenses                5,322,234       5,476,967
  Accrued salaries and related liabilities             2,260,410       1,812,545
  Income taxes payable                                     3,595            --
  Deferred income taxes, current portion                 781,813         527,000
  Deferred revenue                                       232,433       1,749,410
                                                   -------------   -------------
    TOTAL CURRENT LIABILITIES                         15,814,795      13,832,154
                                                   -------------   -------------
LONG-TERM LIABILITIES
  Deferred rent                                          151,683         144,435
  Capital leases payable, net of current portion          56,370            --
  Deferred income taxes, net of current portion          681,085       1,356,000
                                                   -------------   -------------
    TOTAL LIABILITIES                                 16,703,933      15,332,589
                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (AS RESTATED, NOTE 14)
  Common stock - $.01 par value, 50,000,000
    shares authorized, 20,503,486 and 20,003,486
    shares issued  and outstanding as of 2005
    and 2004, respectively                               205,034         200,034
  Additional paid-in capital                           1,495,000            --
  Retained earnings                                    2,978,890       2,155,716
                                                   -------------   -------------
    TOTAL STOCKHOLDERS' EQUITY                         4,678,924       2,355,750
                                                   -------------   -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  21,382,857   $  17,688,339
                                                   =============   =============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended December 31,                                        2005            2004            2003
----------------------------------------------------    ------------    ------------    ------------
Contract revenue
  Service contracts                                     $ 45,456,391    $ 39,487,603    $ 36,091,375
  Repair and maintenance contracts                        18,058,428      22,268,698      15,114,617
                                                        ------------    ------------    ------------
    Total contract revenue                                63,514,819      61,756,301      51,205,992
                                                        ------------    ------------    ------------
Cost of revenue
  Service contracts                                       36,411,343      33,950,665      32,675,562
  Repair and maintenance contracts                        16,548,712      20,594,289      13,134,103
                                                        ------------    ------------    ------------
    Total cost of revenue                                 52,960,055      54,544,954      45,809,665
                                                        ------------    ------------    ------------

Gross margin                                              10,554,764       7,211,347       5,396,327

Selling, General & Administrative                          9,031,283       8,994,477       4,950,853
                                                        ------------    ------------    ------------
Income (loss) from operations                              1,523,481      (1,783,130)        445,474
                                                        ------------    ------------    ------------
Other (expense) income
  Interest income - stockholder                                   --              --           1,607
  Interest and other income                                   27,250          12,529          20,085
  Interest expense                                          (273,801)        (61,920)           (290)
                                                        ------------    ------------    ------------
    Total other (expense) income                            (246,551)        (49,391)         21,402
                                                        ------------    ------------    ------------

Income (loss) before income taxes                       $  1,276,930    $ (1,832,521)   $    466,876
                                                        ------------    ------------    ------------

Provision for income taxes                                   453,756       1,934,380          35,125
                                                        ------------    ------------    ------------

Net income (loss)                                       $    823,174    $ (3,766,901)   $    431,751
                                                        ------------    ------------    ------------

Weighted average number of common shares:
  Basic                                                   20,107,653      17,896,727      17,500,000
  Diluted                                                 20,110,081      17,896,727      17,500,000


Net income (loss) per common share:
  Basic                                                 $       0.04    $      (0.21)   $       0.03
  Diluted                                               $       0.04    $      (0.21)   $       0.03
                                                        ------------    ------------    ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Years Ended December 31,                                    2004            2003
------------------------------------------------    ------------    ------------

Pro forma provision (benefit) for income
  taxes (Note 16)                                       (707,353)        180,214
                                                    ------------    ------------

Pro forma net income (loss)                           (1,125,168)        286,662
                                                    ------------    ------------

Pro forma weighted average number of common
  shares:
  Basic                                               17,896,727      17,500,000
  Diluted                                             17,896,727      17,500,000


Pro forma net income (loss) per common share:
  Basic                                             $      (0.06)   $       0.02
  Diluted                                           $      (0.06)   $       0.02
                                                    ------------    ------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Common Stock
                                         ---------------------------------------
                                                                      Additional
                                                                       Paid-in       Retained
                                            Share         Amount       Capital       Earnings       Total
                                         ----------   -----------    -----------   -----------    -----------
Balance, December 31, 2002               17,500,000   $   175,000    $        --   $ 5,519,758    $ 5,694,758

Net income                                       --            --             --       431,751        431,751
                                         ----------   -----------    -----------   -----------    -----------
Balance, December 31, 2003               17,500,000       175,000             --     5,951,509      6,126,509

Recapitalization and net liabilities
  assumed as a result of reverse merger   2,503,486        25,034             --       (28,892)        (3,858)

Net loss                                         --            --             --    (3,766,901)    (3,766,901)
                                         ----------   -----------    -----------   -----------    -----------

Balance, December 31, 2004               20,003,486       200,034             --     2,155,716      2,355,750

Issuance of common stock related
  to acquisition                            500,000         5,000      1,495,000            --      1,500,000

Net income                                       --            --             --       823,174        823,174
                                         ----------   -----------    -----------   -----------    -----------

Balance, December 31, 2005               20,503,486   $   205,034    $ 1,495,000   $ 2,978,890    $ 4,678,924
                                         ==========   ===========    ===========   ===========    ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31,                                              2005            2004            2003
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $    823,174    $ (3,766,901)   $    431,751

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH USED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                    412,603         299,658         159,292
  Loss on sale and disposal of assets                               38,343              --          24,315
  Deferred income taxes                                           (668,140)      1,883,000              --

    (INCREASE) DECREASE IN
      Accounts receivable - contracts                           (3,730,569)      3,016,067      (5,983,859)
      Inventory, net                                               (32,914)        (76,015)       (540,005)
      Notes receivable - inventory                                 750,000              --              --
      Prepaid expenses                                           3,680,428      (2,018,779)       (839,719)
      Other current assets                                         (13,435)        (72,476)        (14,724)
      Deposits                                                      (2,362)           (975)        (57,139)
    (DECREASE) INCREASE IN
      Accounts payable and accrued expenses                       (338,532)        958,387       1,964,129
      Accrued salaries and related liabilities                     358,059         211,248         788,853
      Income taxes payable                                           3,595              --              --
      Deferred revenue                                          (1,585,936)       (579,280)      2,328,690
      Deferred rent                                                  7,248          29,423         115,012
                                                              ------------    ------------    ------------
    NET CASH USED BY OPERATING ACTIVITIES                         (298,438)       (116,643)     (1,623,404)
                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for business purchased, net of cash acquired         (1,409,088)             --              --
  Purchase of property and equipment                              (443,797)       (292,110)     (1,042,859)
  Repayment of notes receivable - stockholder                           --              --          47,510
                                                              ------------    ------------    ------------
    NET CASH USED BY INVESTING ACTIVITIES                       (1,852,885)       (292,110)       (995,349)
                                                              ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                 1,259,326         350,180        (635,385)
  Payments on capital leases                                        (7,174)             --              --
  Proceeds from line of credit                                  48,950,630      37,673,041       7,214,629
  Payments on line of credit                                   (47,287,831)    (37,452,969)     (4,573,448)
                                                              ------------    ------------    ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,914,951         570,252       2,005,796
                                                              ------------    ------------    ------------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           763,628         161,499        (612,957)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       179,389          17,890         630,847
                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $    943,017    $    179,389    $     17,890
                                                              ============    ============    ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Years Ended December 31,                                              2005            2004            2003
                                                              ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities:
  Assets sold in exchange for a note receivable               $    750,000    $         --    $         --
                                                              ============    ============    ============
Non-cash financing activities:
  Equipment acquired under capital leases                     $     89,497    $         --    $         --
                                                              ============    ============    ============

Cash paid for income taxes                                    $    447,248    $    747,486    $     35,125
                                                              ============    ============    ============
Cash paid for interest                                        $    239,741    $     61,920    $        290
                                                              ============    ============    ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           PARADIGM HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Paradigm Holdings, Inc. (Paradigm Holdings), formerly Cheyenne Resources, Inc., was incorporated in the state of Wyoming on November 17, 1970. On November 3, 2004, Paradigm Holdings, Inc. entered into an Agreement and Plan of Reorganization with Paradigm Solutions Merger Corp. (Merger Sub), Paradigm Solutions Corporation (PSC), and the shareholders of PSC. Pursuant to the Agreement and Plan of Reorganization, the Merger Sub was merged with and into PSC, which was the surviving corporation, and became a wholly owned subsidiary of Paradigm Holdings. In consideration of the merger, the PSC shareholders exchanged 13,699, or 100%, of their common stock for 17,500,000 shares of common stock of Paradigm Holdings.

Although Paradigm Holdings is the legal acquirer in the acquisition, and remains the registrant with the SEC, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby PSC is considered the "acquirer" of Paradigm Holdings for financial reporting purposes. The following factors were considered: 1) PSC's shareholders controlled more than 50% of the post acquisition combined entity, 2) management, after the acquisition, is that of PSC, 3) Paradigm Holdings had no assets and an immaterial amount of liabilities as of the acquisition date, and 4) continuing operations of the business are that of PSC.

Effective November 3, 2004, Paradigm Holdings conducts business through its wholly owned subsidiary PSC. On December 17, 2004, Paradigm Holdings formed a wholly-owned subsidiary, Paradigm Solutions International, Inc. (PSI) (collectively, PDHO and/or the Company).

PDHO (website: www.paradigmsolutions.com) provides information technology and business continuity solutions to government and commercial customers. Headquartered in Rockville, Maryland, the Company was founded on the philosophy of high standards of performance, honesty, integrity, customer satisfaction, and employee morale.

On October 14, 2005, PDHO acquired Blair Management Services, Inc. (Blair) t/d/b/a Blair Technology Group to allow PDHO to expand its presence in the commercial marketplace. The acquisition has been accounted for using purchase accounting.

Blair has provided business continuity and information technology security solutions to over 300 commercial customers in a variety of industries including finance, healthcare and energy. The acquisition of Blair allows PDHO to combine the OpsPlanner software suite with Blair's extensive credentials in the business continuity arena. PDHO can now offer our customers a comprehensive business continuity solution. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for more information.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of PDHO and its wholly owned subsidiaries, PSC, PSI and Blair since October 14, 2005 (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

For purposes of financial statement presentation, the Company considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits. Management does not believe that this results in any significant credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2005 and 2004, the carrying value of current financial instruments such as cash, accounts receivable, accounts payable, and accrued liabilities approximated their market values, based on the short-term maturities of these instruments. Fair value is determined based on expected cash flows, discounted at market rates, and other appropriate valuation methodologies.

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

Software revenue recognition is in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Since the Company has not established vendor specific objective evidence (VSOE), recognition of revenue from the sale of licenses is over the term of the contract.

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

Revenue recognized on contracts for which billings have not yet been presented to customers is included in the accounts receivable - contracts classification on the accompanying consolidated balance sheets.

Deferred revenue relates to contracts for which customers pay in advance for services to be performed at a future date. The Company recognizes deferred revenue attributable to our maintenance contracts over the related service periods, which run through 2006. Revenue related to our OpsPlanner offering, including consulting, software subscriptions and technical support, is deferred and recognized over the appropriate contract service period. These payments are nonrefundable.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. Management believes there were no impairment of long-lived assets at December 31, 2005.

MAJOR CUSTOMERS

During the years ended December 31, 2005, 2004 and 2003, the Company's revenues generated from five major customers, totaled 81%, 85% and 86% of total revenue, respectively. The Company's accounts receivable related to these five major customers was 80%, 84% and 88% of total accounts receivable at the end of the respective years. The Company defines major customer by agencies within federal government.

GOODWILL

The Company's acquisition has resulted in the recording of intangible assets and goodwill. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", identifiable intangible assets associated with non-compete agreements and customer relationships will be amortized over their economic lives of one and ten years, respectively. Goodwill is subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill is determined to be impaired then these balances are written down to their estimated fair value on the date of the impairment. The Company conducts an annual, or sooner if the situation warrants, review for impairment. Determining when an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including viability of the businesses acquired, their integration into the Company's operations, the market in which those businesses operate and their projected future results, cash flow projections, and numerous other factors. Management believes that goodwill was not impaired as of December 31, 2005 as no circumstances or situations had arisen that would indicate potential impairment. The Company will perform its initial annual review for impairment in fiscal year 2006.

ACCOUNTS RECEIVABLE

Accounts receivable are attributable to trade receivables in the ordinary course of business. Estimates relating to allowance for doubtful accounts are based on historical experience, troubled account information and other available information.

INVENTORY

Inventory consisted of replacement printer parts and was stated at the lower of cost or market using the first in, first-out (FIFO) method of accounting, prior to its sale in August 2005 as discussed in Note 5.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at the original cost to the Company and are depreciated using straight-line methods over established useful lives of three to seven years. Purchased software is recorded at original cost and depreciated on the straight-line basis over three years. Leasehold improvements are recorded at original cost and are depreciated on the straight-line basis over the life of the lease.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Expenses for fiscal years ending December 31, 2005, 2004 and 2003 were immaterial.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, the Company's research and development expenses totaled $828,677, $1,078,058 and $559,073, respectively.

INCOME TAXES

Prior to November 5, 2004, PSC was treated as an S-Corporation, and therefore, did not pay Federal and state corporate income taxes since the tax attributes of the entity were reported on the stockholders' tax returns. PSC filed its income tax returns on the cash basis of accounting, whereby revenue was recognized when received and expenses were recognized when paid.

Effective November 5, 2004, PSC revoked its S-Corporation status and therefore is subject to income taxes at the corporate level. At of the date of revocation, PSC recorded a deferred income tax liability of approximately $2,576,000 which relates to the timing differences between book basis and income tax basis at the date of the revocation.

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

NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average number of common shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. For the year ended December 31, 2005, the only reconciling item between the shares used for basic and diluted net income per common share relates to outstanding stock options. No reconciling items existed between the net income used for basic and diluted net income per common share. There were no dilutive common stock equivalents outstanding during the years ended December 31, 2004 and 2003.

STOCK-BASED COMPENSATION

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any.

The effect on net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                              2005           2004           2003
                                       -----------    -----------    -----------
Net income (loss), as reported         $   823,174    $(3,766,901)   $   431,751
Deduct: Total stock-based employee
 compensation expense determined
 under fair value-based method for
 all awards, net of related taxes        2,162,050             --             --
Add: stock-based employee
 compensation included in net
 income, net of related taxes                   --             --             --
                                       -----------    -----------    -----------
Pro forma net (loss) income            $(1,338,876)   $(3,766,901)   $   431,751

Net income (loss) per common share:
 As reported - basic                   $      0.04    $     (0.21)   $      0.03
             - diluted                 $      0.04    $     (0.21)   $      0.03
 Pro forma   - basic                   $     (0.07)   $     (0.21)   $      0.03
             - diluted                 $     (0.07)   $     (0.21)   $      0.03

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options which may be issued in future years.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123 (Revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this statement effective January 1, 2006. As of December 31, 2005, the Company had no unvested share-based payments outstanding. The Company believes that the adoption of SFAS 123R will have a material impact on its future operations and financial reporting to the extent that the Company grants stock options in the future. The effect of this standard on the Company is not determinable.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for fiscal years beginning after the date the statement was issued (May 2005). The Company believes that the implementation of the guidance contained in SFAS 154 will not have a material effect on its financial condition, results of operations, or liquidity.

2. ACQUISITION

On October 14, 2005, PDHO, PSI, a Maryland corporation and wholly-owned subsidiary of PDHO, Blair Management Services, Inc. t/d/b/a Blair Technology Group, a Pennsylvania corporation and the shareholders of Blair (collectively, the "Shareholders") consummated a merger transaction pursuant to the terms of that certain Merger Agreement (the "Merger Agreement"), whereby Blair was merged with and into PSI. PSI is the surviving corporation and will continue its corporate existence under the laws of the State of Maryland as a wholly-owned subsidiary of Paradigm Holdings. Pursuant to the Merger Agreement, the Shareholders exchanged all of the issued and outstanding capital stock of Blair in exchange for (i) One Million Dollars (US $1,000,000), (ii) five hundred thousand shares of common stock, par value $0.01 per share, of PDHO (the "Shares") and (iii) $465,553 in cash to satisfy notes payable to shareholders. Pursuant to the Merger Agreement and an Escrow Agreement entered into by the parties, sixty thousand (60,000) of the Shares will be held in escrow for a period of one (1) year from the date of closing subject to the terms and conditions of the Merger Agreement. In addition, under the terms of the Merger Agreement, PDHO could issue to the Shareholders up to an additional 350,000 shares of common stock of PDHO pursuant to an earn-out provision which is contingent on Blair achieving certain earnings levels for the period from November 1, 2005 through October 31, 2006. Assuming a share price of $3.00, the transaction has a total purchase price of $3,959,088 assuming all earn-out provisions are achieved. Payment of any earnout will result in an increase to goodwill.

Blair was founded in 1992. Blair has provided business continuity and information technology security solutions to over 300 commercial customers in a variety of industries including finance, healthcare and energy.

The acquisition of Blair Technology Group allows PDHO to combine the OpsPlanner software suite with Blair's extensive credentials in the business continuity arena. PDHO can now offer our customers a comprehensive business continuity solution. The acquisition also allows PDHO to expand its presence in the commercial marketplace.

The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141"Business Combinations". The excess of the purchase price over assets acquired and liabilities assumed was allocated to goodwill which is not deductible for income tax purposes. Identifiable intangible assets associated with non-compete agreements with the Blair shareholders and customer relationships totaling $448,285 are being amortized over their estimated economic lives of one and ten years, respectively. Amortization of intangible assets was $27,696 for the year ended December 31, 2005. A summary of the net cash consideration paid based on the purchase price allocation as of October 14, 2005 is as follows:

     Current assets                          $      544,857
     Property, plant & equipment                     97,740
     Other assets                                    21,434
     Intangible assets                              448,285
     Goodwill                                     2,387,372
     Deferred income tax liability                 (248,038)
     Current liabilities                           (342,562)
     Fair value of common stock                  (1,500,000)
                                             --------------
     Net cash consideration                  $    1,409,088
                                             ==============

The total initial purchase price of $2,909,088 includes $465,553 in cash paid to satisfy notes payable to shareholders and $157,252 of direct acquisition costs.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and liabilities. After closing, the Company obtains additional information which will enable it to refine the estimates of fair value and more accurately allocate the purchase price.

The unaudited pro forma information provided below has been prepared to reflect the acquisition of Blair by PDHO as if the acquisition occurred on January 1, 2005 and 2004.

                                                    Years Ended December 31,
                                                   (Unaudited)      (Unaudited)
                                                         2005             2004
                                                 ------------     ------------
     Contract revenue                            $ 65,888,707     $ 66,227,295
     Net income (loss)                           $    498,045     $   (919,977)
     Net income (loss) per share - basic         $       0.02     $      (0.05)
     Net income (loss) per common share -
      diluted                                    $       0.02     $      (0.05)

3. ACCOUNTS RECEIVABLE

The accounts receivable consist of billed and unbilled amounts under contracts in progress with governmental units, principally the Department of Housing and Urban Development, Bureau of Alcohol, Tobacco, and Firearms, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The components of accounts receivable at December 31, 2005 and 2004 are:


                                                        2005              2004
                                               -------------     -------------
     Billed receivables                        $   7,466,935     $   6,821,859
     Unbilled receivables                          8,174,489         4,657,042
                                               -------------     -------------
      Total                                    $  15,641,424     $  11,478,901
                                               =============     =============

All receivables are expected to be collected during the next fiscal year and are pledged to the bank as collateral for the line of credit. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month. The Company's unbilled at December 31, 2005 does not contain retainage.

4. PREPAID EXPENSES

Prepaid expenses at December 31, 2005 and 2004, consist of the following:

                                                          2005             2004
                                                  ------------     ------------
     Prepaid insurance, rent and software
       maintenance agreements                     $    163,068     $    104,370
     Prepaid corporate income taxes                     20,120          696,106
     Employee advances and prepaid travel               41,444          125,014
     Contract-related prepaid expenses                 299,132        3,159,803
     Other prepaid expenses                             98,830          154,477
                                                  ------------     ------------
     Total prepaid expenses                       $    622,594     $  4,239,770
                                                  ============     ============

5. INVENTORY

Inventory consists of the following at December 31:

                                                      2005              2004
                                              ------------      ------------
     Inventory of
       replacement printer parts              $          -      $    683,026
     Inventory valuation allowance                       -           (67,006)
                                              ------------      ------------
     Total                                    $          -      $    616,020
                                              ============      ============

During August 2005, the Company sold its inventory and fixed assets related to one of its contracts to one of its suppliers for $750,000 to be paid in five monthly installments with the final payment due on December 15, 2005. All payments on the note had been received as of December 31, 2005. In addition, the supplier agreed to pay the Company for all outstanding purchase orders of inventory at June 30, 2005. This amount of approximately $25,000 was paid in February 2006.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2005

                                                   Accumulated        Weighted
                                         Cost     Amortization    Average Life
                                   ----------     ------------    ------------

       Non-compete agreements      $   97,903     $     20,396               1
       Customer relationships         350,382            7,300              10
       Total                       $  448,285     $     27,696               8

The intangible assets have no residual value at the end of their useful lives. Amortization expense for the year ended December 31, 2005 was $27,696. Estimated amortization expense for the next ten years is as follows:

            Year Ending  December 31,                            Amount
            -------------------------                         ---------
            2006                                              $ 112,544
            2007                                                 35,038
            2008                                                 35,038
            2009                                                 35,038
            2010                                                 35,038
            2011 and Beyond                                     167,893
                                                              ---------
            Total                                             $ 420,589

7. NOTE PAYABLE  - LINE OF CREDIT

The Company had a line of credit arrangement with SunTrust Bank which expired on September 30, 2005. On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit will be used to borrow revolving loans for working capital and general corporate purposes. The Company terminated its revolving line of credit facility with SunTrust Bank once this agreement was activated.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property and real estate. Under the agreement, the line is due on demand and interest is payable monthly depending on the Company's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Company may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. Of the total borrowings, the Company may use up to $500,000 for letters of credit. As of December 31, 2005, the Company had set aside $400,000 in total letters of credit. The Loan and Security Agreement requires that the Company maintain the following covenants and ratios: (1) minimum tangible net worth of $2,000,000 plus 50% of Company's net income for each fiscal year beginning with fiscal year ending December 31, 2005; (2) debt coverage ratio of not less than
1.500 to 1.000; (3) maximum leverage ratio of 5.50 to 1.00, which will be decreased to 5.25 to 1.00 by December 31, 2005 and 4.00 to 1.00 by December 31, 2006 through the maturity date. As of March 30, 2006, the Company amended its loan agreement with Chevy Chase Bank to modify the tangible net worth, debt service coverage ratio and maximum leverage ratio covenants as follows: (1) minimum tangible net worth of not less than $1,800,000 for December 31, 2005 and March 31, 2006, which shall be increased to $2,000,000 by June 30, 2006 and increased again by 50% of the Company's net income for each fiscal year end beginning with December 31, 2006; (2) minimum debt service coverage ratio as of December 31, 2005 of not less than 1.150 to 1.000, which shall be increased to
1.500 to 1.000 by September 30, 2006; (3) maximum leverage ratio of 9.100 to
1.000 for December 31, 2005, which shall be decreased to 7.500 to 1.000 by March 31, 2006, 5.500 to 1.000 by June 30, 2006, 5.250 to 1.000 by September 30, 2006
and 4.000 to 1.000 by December 31, 2006. The Company was in compliance with the amended covenant requirements as of December 31, 2005.

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

Blair has a revolving line of credit with First National Bank of Pennsylvania of $250,000. The line of credit bears interest at prime plus 0.25% and is secured by all assets of Blair. There was no outstanding balance on this line at December 31, 2005.

8. INCOME TAXES

For the years ended December 31, 2005, 2004 and 2003, the components of the provision for income taxes consisted of:

                                                2005          2004         2003
                                          ----------    ----------   ----------
Current
    Federal                               $  910,768    $       --   $       --
    State                                    211,128        51,380       35,125
Deferred
    Federal                                 (129,556)    1,542,000           --
    State                                   (538,584)      341,000           --
---------------------------------         ----------    ----------   ----------
Total                                     $  453,756    $1,934,380   $   35,125
                                          ==========    ==========   ==========

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 reflected in the accompanying financial statements varies from the amount which would have been computed using statutory rates as follows:

                                                                   2005          2004          2003
                                                           ------------   -----------   -----------
Tax computed at the maximum Federal statutory rate         $    434,156   $  (623,057)   $  158,738
State income tax, net of Federal benefit                         18,132       (84,662)       21,570
Merger related expenses                                              --        62,441            --
Other permanent differences                                       1,468         3,400        17,111
Reduction in income taxes due to S-Corporation status                --            --      (162,294)
Income tax expense attributable to revocation of
    S-Corporation election                                           --     2,576,258            --
-----------------------------------------------------      ------------   -----------   -----------

Provision for income taxes                                 $    453,756   $ 1,934,380   $    35,125
                                                           ============   ===========   ===========

A net deferred income tax liability of $1,462,898 and $1,883,000 at December 31, 2005 and 2004 resulted from financial statement income and expenses that are recognized in different periods for income tax purposes. The components of such temporary differences are as follows:

                                                            2005           2004
                                                    ------------     ----------
Section 481 adjustment due to conversion from
   cash basis to accrual basis for income tax
   reporting                                        $ (1,436,551)   $(2,122,000)
Inventory valuation allowance                                 --         26,000
Identifiable intangible assets                          (162,347)            --
Accrued vacation and officers' compensation
   deducted for financial statement reporting
   purposes but not for income tax reporting
   purposes                                              165,000        173,000
Depreciation and amortization expense reported
   for income tax purposes different from
   financial statement amounts                           (87,000)       (73,000)
Deferred rent                                             58,000         56,000
Net operating loss carryforward                               --         57,000
Net operating loss carryforward - PDHO                        --      1,502,000
----------------------------------------------      ------------    -----------
Net                                                 $ (1,462,898)   $  (381,000)
Less: valuation allowance                                     --     (1,502,000)
----------------------------------------------      ------------    -----------
Net deferred tax liability                          $ (1,462,898)   $(1,883,000)
                                                    ============    ===========


For income tax purposes, PSC had no remaining net operating loss carryforward at December 31, 2005.

In addition, Paradigm Holdings has operating loss carryforwards of approximately $3,891,000 related to pre-merger activities. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforward which can be utilized when certain changes in the Company's ownership occur. During 2005, the Company determined that changes in the Company's line of business would limit the use of such carryforward benefits. Therefore, the Company wrote-off the deferred tax assets in the amount of $1,502,000 against the valuation allowance. There was no effect on the consolidated statement of operations from this action.

Prior to November 5, 2004, PSC was taxed as an S-Corporation. The timing differences between book basis and income tax basis and the related deferred income tax liability that existed as of the date of the revocation of the S election was as follows:

                                                           2004
                                                   ------------

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
                                                   ============

9. LEASES

CAPITAL LEASES

The Company entered into capital lease obligations when it leased computer equipment in 2005. Future payments under the capital lease obligations are as follows:

     Years ending December 31, 2006                               $  35,026
                               2007                                  35,024
                               2008                                  28,052
                               2009                                     546
                                                                  ---------
     Total Payments                                               $  98,648
     Less amount representing interest                              (16,325)
                                                                  ---------
     Present value of future lease payments                       $  82,323
                                                                  =========

OPERATING LEASES

The Company is obligated under an operating lease, as lessee, for its office space which expires in 2011. This lease contains an escalation clause for 2.5% annual increases in the base monthly rent. In addition, the Company has three other office leases which expire at various dates in 2006 and 2007. The leases expiring June 30, 2006 and March 31, 2007 contain escalation clauses of 3% in the base monthly rent on an annual basis plus a pro rata share of annual operating expenses. The lease expiring November 30, 2006 for Blair's headquarter is a fixed monthly rent of $4,500 (see Note 15).

In addition, the Company leases an automobile, as lessee, under a non-cancelable operating lease which expires in November 2006.

The following is a schedule, by year, of future minimum rental payments required under the operating leases:


     Year Ending
     December 31,                 Office Space     Automobile        Total
     ----------------             ------------   ------------   ------------
           2006                     $  997,487     $    7,000     $1,004,487
           2007                        557,845             --        557,845
           2008                        447,134             --        447,134
           2009                        458,313             --        458,313
           2010                        469,768             --        469,768
     Thereafter                        198,560             --        198,560
                                  ------------     ----------     ----------
     Total                          $3,129,107     $    7,000     $3,136,107
                                  ============     ==========     ==========


Total rent expense for the years ended December 31, 2005, 2004 and 2003 was $978,346, $945,878 and $613,202, respectively.

10. NET INCOME PER COMMON SHARE

Net income per common share is presented in accordance with SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of basic and net income per common share on the face of the income statement. Basic net income per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

                                                   Net                Per Share
                                                Income       Shares      Amount
                                           -----------   ----------   ---------
Basic net income per common share for
  the year ended December 31, 2005:
Income available to common stockholders    $   823,174   20,107,653   $    0.04
Effect of dilutive stock options                    --        2,428          --
                                           -----------   ----------   ---------
Diluted net income per common share for
  the year ended December 31, 2005:        $   823,174   20,110,081   $    0.04
                                           ===========   ==========   =========

Basic net income per common share for
  the year ended December 31, 2004:
Income available to common stockholders    $(3,766,901)  17,896,727   $   (0.21)
Effect of dilutive stock options                    --           --          --
                                           -----------   ----------   ---------
Diluted net income per common share for
  the year ended December 31, 2004:        $(3,766,901)  17,896,727   $   (0.21)
                                           ===========   ==========   =========

Basic net income per common share for
  the year ended December 31, 2003:
Income available to common stockholders    $   431,751   17,500,000   $    0.03
Effect of dilutive stock options                    --           --          --
                                           -----------   ----------   ---------
Diluted net income per common share for
  the year ended December 31, 2003:        $   431,751   17,500,000   $    0.03
                                           ===========   ==========   =========


11. RETIREMENT PLANS

The Company maintains a 401(k) profit sharing retirement plan for all eligible employees of PSC and PSI. Under the plan, employees become eligible to participate after one month of employment. The annual contribution under this plan is based on employee participation. The participants may elect to contribute up to 100% of their gross annual earnings limited to amounts specified in Internal Revenue Service Regulations as indexed for inflation. The Company's matching contribution to the Plan is determined annually by the Board of Directors. For the years ended December 31, 2005, 2004 and 2003, the Company contributed an amount equal to 100% of the first 3% of the employees' contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Company's matching contributions vest over a five year period. The Company's contributions were $324,432, $289,681 and $224,684 for the years ended December 31, 2005, 2004 and
2003, respectively.

Blair sponsors a profit-sharing 401(k) retirement plan covering substantially all employees. Blair's expense related to this plan totaled $2,960 for the period from October 15, 2005 through December 31, 2005. Under Blair's plan, Blair contributed 25% up to 5% of employees' gross pay at the end of the year.

12. STOCK OPTIONS

The Company periodically provides compensation in the form of common stock to certain employees and Company's directors. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company applies APB No. 25, and related interpretations in accounting for its stock-based compensation arrangement.

Effective December 15, 2005, the Board of Directors of the Company granted options to acquire shares of the Company's common stock to certain individuals. These options were vested as of December 15, 2005, have an exercise price equal to $1.70 per share, and expire on December 14, 2015. The options were issued with immediate vesting in anticipation of the adoption of the Statement No. 123R as the company did not believe compensation expense should be associated with these grants. The Company has not determined the impact of the issuance of future stock options after the adoption of FAS 123R, but does not intend to further modify the options granted in December 2005. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly. The Company did not grant any options in 2004 and 2003.

The fair value of the options granted in 2005 was estimated on the date of the grant using the Black-Scholes options-pricing model, with the following assumptions:



            Dividend yield                     None
            Risk-free interest rate            4.50%
            Expected volatility                67.6%
            Expected term of options        5 years

The following table summarizes information regarding the 2005 option activity.

                                                            Weighted Average
                                     Number of Options        Exercise Price
                                    ------------------      ----------------
   Outstanding, beginning of year                   --              $     --
   Granted                                   2,122,000                  1.70
   Exercised                                        --                    --
   Canceled                                         --                    --

   Outstanding, end of year                  2,122,000              $   1.70
                                            ----------              --------

   Exercisable, end of year                  2,122,000              $   1.70
                                            ==========              ========

The following summarizes the stock options outstanding and exercisable at December 31, 2005.

                           Options Outstanding             Options Exercisable

                                             Weighted
                                 Weighted     Average                   Weighted
                                  Average    Remaining                   Average
                    Options      Exercise   Contractual     Options     Exercise
 Exercise Price   Outstanding      Price        Life      Exercisable     Price
                 ---------------------------------------------------------------
 $1.70              2,122,000   $    1.70      10 years     2,122,000   $   1.70
                 ============   =========   ===========   ===========   ========

13. COMPENSATION AND EMPLOYMENT AGREEMENTS

During 1999, the Company entered into a Section 162 Bonus Plan for the benefit of its executives. This plan is a nonqualified employee benefit arrangement. The Company pays a bonus to its executives who use the bonus to pay the premiums on life insurance policies insuring his/her life. The policies are owned personally by the executives. The bonus payments are treated as additional compensation to the executives. The Company's bonus payments under this plan were $52,000, $88,747 and $86,628 for the years ended December 31, 2005, 2004 and 2003 respectively.

Effective October 16, 2005, Thomas J. Kristofco, Robert J. Duffy and Stephen M. Fochler and PSI, a wholly owned subsidiary of the Company, entered into an Employment Agreement. The agreement has a term of three years and is renewable for additional terms of one (1) year unless either party provides the other with notice at least ninety (90) days prior to the date the employment term would otherwise renew. PSI can terminate the agreement by providing at least thirty
(30) days' advance written notice any of the three employees. In the event that PSI terminates the agreement, other than in connection with a change of control of PSI and other than for cause, PSI is obligated to continue to pay their base salary and benefits for a period that is the greater of: (i) the remainder of the initial employment term or (ii) twelve (12) months from the date of termination. Under the agreement, Mr. Kristofco receives $200,000 for the period of October 16, 2005 through October 15, 2006, $220,000 for the period of October 16, 2006 through October 15, 2007, and $242,000 for the period of October 16, 2007 through October 15, 2008, Mr. Duffy receives $180,000 for the period of October 16, 2005 through October 15, 2006, $198,000 for the period of October 16, 2006 through October 15, 2007, and $218,000 for the period of October 16, 2007 through October 15, 2008, Mr. Fochler receives $120,000 for the period of October 16, 2005 through October 15, 2006, $132,000 for the period of October 16, 2006 through October 15, 2007, and $145,000 for the period of October 16, 2007 through October 15, 2008 and all are entitled to participate in any benefit plans provided by the Company to its executives or employees generally. Additionally, Mr. Kristofco, Mr. Duffy and Mr. Fochler are eligible for bonus compensation as a result of the business unit's operations.

Effective September 28, 2005, Richard Sawchak and the Company entered into an Employment Agreement. Pursuant to the agreement, Mr. Sawchak serves as Vice President and Chief Financial Officer. The agreement has a term of two years and is renewable for additional terms of one (1) year unless either party provides the other with notice at least ninety (90) days prior to the date the employment term would otherwise renew. The Company can terminate the agreement by providing at least thirty (30) days' advance written notice to Mr. Sawchak. In the event that the Company terminates the agreement, other than in connection with a change of control of the Company and other than for cause, the Company is obligated to continue to pay their base salary and benefits for a period that is the greater of: (i) the remainder of the initial employment term or (ii) twelve
(12) months from the date of termination. Under the agreement, Mr. Sawchak receives $200,000 in annual salary and all is entitled to participate in any benefit plans provided by the Company to its executives or employees generally.

Effective April 1, 2005, Samar Ghadry and PSC, a wholly-owned subsidiary of the Company, entered into a Letter Agreement pursuant to which Ms. Ghadry and PSC agreed and acknowledged that Ms. Ghadry's employment with PSC ended effective April 1, 2005. Pursuant to the terms of the Letter Agreement, PSC agreed to pay Ms. Ghadry severance pay in an amount equal to Ms. Ghadry's base pay for nine months in accordance with PSC's normal payroll practices. PSC agreed to pay Ms. Ghadry a bonus for the first quarter of 2005 equal to $20,250. In addition, the Company agreed to register 1,575,000 shares of commons tock owned by Ms. Ghadry in the accompanying registration statement. Further, Ms. Ghadry agreed that she will not, except with the prior written approval of the Company, engage in a disposition with respect to 100% of these shares until the earlier to occur of:
(i) the date of the closing of a financing through the sale of debt or equity securities in which the Company receives in one or a series of transactions gross proceeds in an amount equal to at least $3 million or (ii) September 30, 2005. Ms. Ghadry also agreed that, when she is able to sell her shares of common stock, that she will not sell more than 2,000 shares in any single business day; however, in the event the average daily volume of the shares of the Company' common stock exceeds 10,000 shares for a period of 5 consecutive business days, Ms. Ghadry may sell up to an aggregate of 4,000 shares per day, commencing on the first business day thereafter and continuing so long as the average 5-day daily volume continues to exceed 10,000 shares. Ms. Ghadry and the Company agreed that, to the extent allowed by law and with the express written approval of the President and Chief Operating Officer of the Company,

Ms. Ghadry may sell her shares to a bona fide purchaser in a private placement provided such purchaser agrees to be subject to the terms of the Letter Agreement. Ms. Ghadry was not employed by PSC pursuant to a written employment agreement.

Effective November 4, 2004, Raymond Huger, Frank Jakovac and Mark Serway and the Company entered into an Employment Agreement. Pursuant to the agreement, Mr. Huger serves as Chief Executive Officer, Mr. Jakovac serves as Chief Operating Officer and Mr. Serway serves as Chief Financial Officer. The agreement has a term of three years and is renewable for additional terms of one (1) year unless either party provides the other with notice at least ninety (90) days prior to the date the employment term would otherwise renew. The Company can terminate the agreement by providing at least thirty (30) days' advance written notice to any of the three executives. In the event that the Company terminates the agreement, other than in connection with a change of control of the Company and other than for cause, the Company is obligated to continue to pay their base salary and benefits for a period that is the greater of: (i) the remainder of the initial employment term or (ii) twelve (12) months from the date of termination. Under the agreement, Mr. Huger received $395,200 in annual salary, Mr. Jakovac received $365,250 in annual salary, Mr. Serway received $315,175 in annual salary and all are entitled to participate in any benefit plans provided by the Company to its executives or employees generally.

Mark Serway resigned from the Company effective August 15, 2005. Mr. Serway received three months of severance as part of his resignation agreement.

14. CONTRACT STATUS

PROVISIONAL INDIRECT COST RATES

Billings under cost-type government contracts are calculated using provisional rates which permit recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies' cognizant audit agency. The cost audits will result in the negotiation and determination of the final indirect cost rates which the Company may use for the period(s) audited. The final rates, if different from the provisionals, may create an additional receivable or liability.

As of December 31, 2005, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at December 31, 2005 approximately, as follows:

Total contract prices of initial contract awards,including
  exercised options  and approved change orders (modifications)   $ 194,067,799
Completed to date                                                   164,013,580
-------------------------------------------------------------------------------
  Authorized backlog                                              $  30,054,219
                                                                  =============

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $80,736,000.

15. STOCKHOLDERS EQUITY

Stockholders' equity of the Company had been restated retroactively to reflect the equivalent number of shares of common stock received in the reverse acquisition with Paradigm Holdings, Inc. which occurred on November 3, 2004.

16. RELATED PARTY TRANSACTIONS

PDHO acquired Blair on October 14, 2005. Blair's facility, located at 3375 Lynnwood Drive, Altoona, Pennsylvania, was owned by two of the former Blair principals, Messrs. Thomas Kristofco and Stephen Fochler. The facility consists of 4,000 square feet and was leased to Blair at a rate of $4,500 per month. On January 16, 2006, Messrs. Kristofco and Fochler sold their interests in the facility to an independent third party. The square footage and monthly rent was not affected.

17. PRO FORMA FINANCIAL STATEMENTS

As the reverse merger was on November 3, 2004, the full results of the operations have been included in the Company's statements of operations for the year ended December 31, 2005. The unaudited pro forma information for the period set forth below gives effect to the above noted reverse merger as if it had occurred on January 1, 2004. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited):

                                                         2004             2003
                                                -------------   --------------
     Contract Revenue                           $  61,756,301   $   51,216,189
     Net (loss) income                             (1,125,168)         286,662
     Net (loss) income per common
       share, basic and diluted                 $        (.06)  $          .02

The unaudited pro forma information for the periods set forth below is based on the operations of PSC and is prepared as if the Company had been a C-Corporation at the beginning of each period. The effective tax rate of 38.6% reflects Federal taxes at 34% and state taxes, net of the Federal benefit. There are no significant permanent differences in any of the periods presented.

                                                     2004            2003
                                             ------------    ------------
STATEMENTS OF OPERATIONS DATA:                 (Pro forma)     (Pro forma)
                                             ------------    ------------
Contract revenue                             $ 61,756,301    $ 51,205,992
Net (loss) income before income taxes          (1,832,521)        466,876
Income tax (benefit) provision                   (707,353)        180,214
Net (loss) income                            $ (1,125,168)   $    286,662
Basic and diluted net (loss) income per
  common share                               $      (0.06)   $       0.02

Weighted average common shares outstanding     17,896,727      17,500,000

18. SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

The following table presents the quarterly results for the Company for the years ended December 31, 2005 and 2004:

                                       1st               2nd                3rd                4th
       2005                          QUARTER           QUARTER            QUARTER            QUARTER
--------------------------------  ------------       ------------       ------------       ------------
Contract revenue                  $ 15,046,187       $ 15,629,635       $ 15,543,333       $ 17,295,664
Gross margin                         2,235,943          2,425,887          2,425,677          3,467,257
Net income                        $    158,215       $    297,903       $    247,387       $    119,669

Net income per common share: (a)
   basic                          $       0.01       $       0.01       $       0.01       $       0.01
   diluted                        $       0.01       $       0.01       $       0.01       $       0.01




                                       1st               2nd                3rd                4th
       2004                          QUARTER           QUARTER            QUARTER            QUARTER
--------------------------------  ------------       ------------       ------------       ------------
Contract revenue                  $ 14,111,171       $ 15,271,579       $ 16,592,604       $ 15,780,947
Gross margin                         1,584,143          2,039,410          1,995,767          1,592,027
Net loss                          $   (153,321)      $   (143,415)      $   (255,237)      $ (3,214,928)

Net loss per common share: (a)
   basic                          $      (0.01)      $      (0.01)      $      (0.01)      $      (0.18)
   diluted                        $      (0.01)      $      (0.01)      $      (0.01)      $      (0.18)

(a) The sum of the quarterly per share amounts may not equal annual per share amounts, as the quarterly calculations are based on varying numbers of weighted average common shares.

19. REGULATIONS

Paradigm Holdings, Inc. owned producing oil and gas properties. The development and operation of oil, gas and other mineral properties are subject to numerous and extensive regulations by federal and state agencies dealing with, among other subjects, protection of the environment.

Management is not aware of any potential environmental liabilities.

20. LITIGATION

The Company is involved in legal actions arising in the normal course of business. The Company believes the claims are without merit and intends to vigorously defend its position; however, the Company has accrued $125,000 to settle a matter over disputed commissions that a former employee claims are due at December 31, 2005. In the opinion of management, the outcome of these matters will not have a material adverse effect on these financial statements.

                             PARADIGM HOLDINGS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005, 2004 and 2003:



                                               Balance at       Additional
                                              Beginning of   Charged to Costs                     Balance at End
Description                                      Period        and Expenses       Deductions        of Period
--------------------------------------        ------------   ----------------   ------------      --------------
Deferred tax asset valuation allowance
December 31, 2003                             $         --   $             --   $         --      $           --
December 31, 2004 (1)                                   --          1,502,000             --           1,502,000
December 31, 2005                                1,502,000                 --     (1,502,000)                 --

Allowance for non-salable inventory
December 31, 2003                             $         --   $        67,006    $         --      $       67,006
December 31, 2004                                   67,006                --              --              67,006
December 31, 2005 (2)                               67,006                --         (67,006)                 --



(1) as a result of merger with Paradigm Holdings, Inc.
(2) the Company had an inventory balance of $0 as of December 31, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PARADIGM HOLDINGS, INC.




Date: March 30, 2006              By: /s/ Raymond A. Huger
                                  ----------------------------------------------
                                  Raymond A. Huger
                                  Chairman, Chief Executive Officer and
                                  Principal Executive Officer

                                  By: /s/ Richard Sawchak
                                  ----------------------------------------------
                                  Richard Sawchak
                                  Vice President, Chief Financial Officer and
                                  Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                        Title                                Date
-------------------------        ----------------------------     --------------

/s/ Richard Sawchak              Vice President, Chief            March 30, 2006
-------------------------        Financial Officer and
Richard Sawchak                  Principal Accounting Officer

/s/ Frank J. Jakovac             President and COO                March 30, 2006
-------------------------        and Director
Frank J. Jakovac

/s/ Francis Ryan                 Director                         March 30, 2006
-------------------------
Francis Ryan

/s/ John A. Moore                Director                         March 30, 2006
-------------------------
John A. Moore

/s/ Edwin Mac Avery              Director                         March 30, 2006
-------------------------
Edwin Mac Avery

EXHIBIT NO.   DESCRIPTION                                          LOCATION
-----------   --------------------------------------------------   -------------------------------------------------
2.1           Agreement and Plan of Reorganization, dated          Incorporated by reference to Exhibit 99.1 to the
              November 3, 2004, by and among Paradigm              Registrant's Current Report on Form 8-K filed
              Holdings, Inc., a Wyoming corporation, Paradigm      with the Commission on November 10, 2004
              Solutions Merger Corp., a Delaware corporation
              and wholly-owned subsidiary of Paradigm Holdings,
              Inc., Paradigm Solutions Corporation, a Maryland
              corporation and the shareholders of Paradigm
              Solutions Corporation

10.1          Employment Agreement, effective November 4, 2004     Incorporated by reference to Exhibit 10.1 to the
              by and between Paradigm Holdings, Inc. and Raymond   Registrant's Form S-B2 Registration Statement
              Huger                                                filed with the Commission on February 11, 2005

10.2          Employment Agreement, effective November 4, 2004     Incorporated by reference to Exhibit 10.2 to the
              by and between Paradigm Holdings, Inc. and Frank     Registrant's Form S-B2 Registration Statement
              Jakovac                                              filed with the Commission on February 11, 2005

10.3          Employment Agreement, effective November 4, 2004     Incorporated by reference to Exhibit 10.3 to the
              by and between Paradigm Holdings, Inc. and Mark      Registrant's Form S-B2 Registration Statement
              Serway                                               filed with the Commission on February 11, 2005

10.4          Amended SunTrust Line of Credit Agreement, dated     Incorporated by reference to Exhibit 10.4 to the
              March 9, 2005                                        Registrant's Annual Report on Form 10-K as filed
                                                                   with the Commission on April 11, 2005

10.5          Material Contract - Department of Treasury- IRS      Incorporated by reference to Exhibit 10.5 to the
              LTMCC                                                Registrant's Annual Report on Form 10-K as filed
                                                                   with the Commission on April 11, 2005

10.6          Material Contract - Department of Justice -          Incorporated by reference to Exhibit 10.6 to the
              Alcohol, Tobacco, Firearms and Explosives            Registrant's Annual Report on Form 10-K as filed
                                                                   with the Commission on April 11, 2005

10.7          Material Contract - Housing and Urban Development    Incorporated by reference to Exhibit 10.7 to the
              - Community Planning and Explosives                  Registrant's Annual Report on Form 10-K as filed
                                                                   with the Commission on April 11, 2005

10.8          Material Contract - Department of Homeland           Incorporated by reference to Exhibit 10.8 to the
              Security - US Secret Service                         Registrant's Annual Report on Form 10-K as filed
                                                                   with the Commission on April 11, 2005

10.9          Line of Credit Agreement, dated November 15, 2004    Incorporated by reference to Exhibit 10.4 to the
              by and between SunTrust Bank and Paradigm            Registrant's Annual Report on Form 10-K as filed
              Solutions Corporation.                               with the Commission on April 11, 2005

10.10         Loan and Security Agreement, dated July 28, 2005,    Incorporated by reference to Exhibit 10.1 to the
              entered into between Paradigm Holdings, Inc. and     Registrant's Current Report on Form 8-K as filed
              Chevy Chase Bank, effective on August 8, 2005.       with the Commission on August 8, 2005

10.11         Employment Agreement, effective September 19, 2005   Incorporated by reference to Exhibit 10.1 to the
              by and between Paradigm Holdings, Inc. and Richard   Registrant's Current Report on Form 8-K as filed
              Sawchak                                              with the Commission on September 30, 2005

10.12         Merger Agreement, dated October 12, 2005, by and     Incorporated by reference to Exhibit 99.1 to the
              among Paradigm Holdings, Inc., Paradigm Solutions    Registrant's Current Report on Form 8-K as filed
              International, Inc. (PSI), Blair Management          with the Commission on October 20, 2005 and
              Services, Inc. t/d/b/a Blair Technology Group        amended on December 30, 2005
              (Blair) and the Shareholders of Blair

10.13         Escrow Agreement, dated October 12, 2005, by and     Incorporated by reference to Exhibit 99.2 to the
              among Paradigm Holdings, Inc., PSI, the              Registrant's Current Report on Form 8-K as filed
              Shareholdersof Blair and Kirkpatrick & Lockhart      with the Commission on October 20, 2005
              Nicholson Graham LLP

EXHIBIT NO.   DESCRIPTION                                          LOCATION
-----------   --------------------------------------------------   -------------------------------------------------
10.14         Employment Agreement, dated October 12, 2005, by     Incorporated by reference to Exhibit 99.3 of the
              and between PSI and Tom Kristofco                    Registrant's Current Report on Form 8-K as filed with
                                                                   the Commission on October 20, 2005

10.15         Employment Agreement, dated October 12, 2005, by     Incorporated by reference to Exhibit 99.4 of the
              and between PSI and Robert Duffy                     Registrant's Current Report on Form 8-K as filed with
                                                                   the Commission on October 20, 2005

10.16         Employment Agreement, dated October 12, 2005, by     Incorporated by reference to Exhibit 99.5 of the
              and between PSI and Steve Fochler                    Registrant's Current Report on Form 8-K as filed with
                                                                   the Commission on October 20, 2005

10.17         Change in Terms Agreement to Loan and Security       Incorporated by reference to Exhibit 10.1 of the
              Agreement, dated March 16, 2006, entered into        Registrant's Current Report on Form 8-K as filed with
              between Paradigm Holdings, Inc. and Chevy Chase      the Commission on March 24, 2006.
              Bank on March 20, 2006

10.18         Change in Terms Agreement to Loan and Security       Provided herewith
              Agreement, dated March 30, 2006, between Paradigm
              Holdings, Inc. and Chevy Chase Bank

14.1          Code of Ethics                                       Incorporated by reference to Exhibit 14.1 to the
                                                                   Registrant's Form S-B2 Registration Statement
                                                                   filed with the Commission on February 11, 2005

21.0          List of Subsidiaries                                 Provided herewith

31.1          Section 302 Certification                            Provided herewith

31.2          Section 302 Certification                            Provided herewith

32.1          Section 906 Certification                            Provided herewith

32.2          Section 906 Certification                            Provided herewith