Form 10-Q
period 2006-03-31
Paradigm Holdings, Inc
filed 2006-05-15
CIK 313353

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _______ to __________

                        Commission File Number 000-30271

                             Paradigm Holdings, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           Wyoming                                       83-0211506
(State or other jurisdiction                   (IRS Employer Identification No.)
      of incorporation)

    2600 Tower Oaks Blvd., Suite 500                                     20852
           Rockville, Maryland                                        (Zip Code)
(Address of principal executive offices)

                                 (301) 468-1200
               Registrant's telephone number, including area code

                                      None
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Shares of common stock outstanding on May 3, 2006 were 20,503,486.
================================================================================

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................3
     Item 1.  Consolidated Financial Statements (Unaudited)....................3
              Consolidated Balance Sheets (Unaudited)..........................3
              Consolidated Statements of Operations (Unaudited)................5
              Consolidated Statements of Cash Flows (Unaudited)................6
              Notes to Consolidated Financial Statements.......................8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......23

     Item 4.  Controls and Procedures.........................................23

PART II. OTHER INFORMATION....................................................24

     Item 1.  Legal Proceedings...............................................24

     Item 1A. Risk Factors....................................................24

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....24

     Item 3.  Defaults Upon Senior Securities.................................24

     Item 4.  Submission of Matters to a Vote of Security Holders.............24

     Item 5.  Other Information...............................................24

     Item 6:  Exhibits........................................................25

SIGNATURES....................................................................26

CERTIFICATIONS
 EXHIBIT 31.1
 EXHIBIT 31.2
 EXHIBIT 32.1
 EXHIBIT 32.2

                             PARADIGM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                   (Unaudited)
                                                                    3/31/2006     12/31/2005
--------------------------------------------------------------    ------------   ------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $    177,593   $    943,017
  Accounts receivable - contracts                                   17,944,539     15,641,424
  Prepaid expenses                                                     301,433        622,594
  Other current assets                                                  89,600        157,804
                                                                  ------------   ------------
    TOTAL CURRENT ASSETS                                            18,513,165     17,364,839
                                                                  ------------   ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                                               147,896        147,896
  Software                                                             587,504        573,612
  Leasehold improvements                                               119,981        119,981
  Automobiles                                                           14,897         66,737
  Equipment                                                          1,023,658      1,002,538
                                                                   -----------    -----------
TOTAL PROPERTY AND EQUIPMENT                                         1,893,936      1,910,764
      Less: Accumulated depreciation                                  (903,176)      (796,857)
                                                                   -----------    -----------
    NET PROPERTY AND EQUIPMENT                                         990,760      1,113,907
                                                                   -----------    -----------
OTHER ASSETS
  Intangible assets, net of accumulated amortization                   385,994        420,589
  Capitalized software costs                                           146,255             --
  Goodwill                                                           2,416,969      2,387,372
  Deposits                                                              85,884         85,884
  Other long-term assets                                                10,266         10,266
                                                                   -----------    -----------
TOTAL ASSETS                                                       $22,549,293    $21,382,857
                                                                   ===========    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                    (Unaudited)
                                                                     3/31/2006    12/31/2005
---------------------------------------------------------------     -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                                    $ 2,705,553   $ 2,305,486
  Note payable - line of credit                                       4,965,401     4,882,871
  Accounts payable and accrued expenses                               5,644,624     5,322,234
  Accrued salaries and related liabilities                            2,332,805     2,260,410
  Income taxes payable                                                  208,496         3,595
  Deferred revenue                                                      205,179       232,433
  Deferred rent, current portion                                         12,291        16,388
  Capital leases payable, current portion                                27,765        25,953
  Deferred income taxes, current portion                                815,676       781,813
                                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                                        16,917,790    15,831,183
                                                                    -----------   -----------
LONG-TERM LIABILITIES
  Deferred rent                                                         135,694       135,295
  Capital leases payable, net of current portion                         49,788        56,370
  Deferred income taxes, net of current portion                         510,814       681,085
                                                                    -----------   -----------
    TOTAL LIABILITIES                                                17,614,086    16,703,933
                                                                    -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000 shares
    authorized, 20,503,486 shares
    issued and outstanding
    as of March 31, 2006 and December 31, 2005                          205,035       205,034
  Additional paid-in capital                                          1,495,000     1,495,000
  Retained earnings                                                   3,235,172     2,978,890
                                                                    -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY                                        4,935,207     4,678,924
                                                                    -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $22,549,293   $21,382,857
                                                                    ===========   ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     (Unaudited)  (Unaudited)
For the three months ended March 31,                                    2006         2005
---------------------------------------------------------------     ------------  ------------
Contract revenue
  Service contracts                                                 $ 12,790,074  $ 10,242,608
  Repair and maintenance contracts                                     3,939,708     4,803,579
                                                                    ------------  ------------
    Total contract revenue                                            16,729,782    15,046,187
                                                                    ------------  ------------

Cost of revenue
  Service contracts                                                   10,028,481     8,384,402
  Repair and maintenance contracts                                     3,593,268     4,425,842
                                                                    ------------  ------------
    Total cost of revenue                                             13,621,749    12,810,244
                                                                    ------------  ------------

Gross margin                                                           3,108,033     2,235,943

Selling, general and administrative                                    2,582,292     1,941,579
                                                                    ------------  ------------
    Income from operations                                               525,741       294,364
                                                                    ------------  ------------

Other expense
  Interest and other (expense) income                                     (8,540)        4,440
  Interest expense                                                      (101,145)      (39,801)
                                                                    ------------  ------------
    Total other expense                                                 (109,685)      (35,361)
                                                                    ------------  ------------

Income before income taxes                                          $    416,056  $    259,003
                                                                    ------------  ------------

Provision for income taxes                                               159,774       100,788
                                                                    ------------  ------------

Net income                                                          $    256,282  $    158,215
                                                                    ------------  ------------

Weighted average number of common shares:
  Basic                                                               20,503,486    20,003,386
  Diluted                                                             21,069,557    20,003,386

Net income per common share:
  Basic                                                             $       0.01  $       0.01
  Diluted                                                           $       0.01  $       0.01
                                                                    ------------  ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     (Unaudited)  (Unaudited)
For the three months ended March 31,                                     2006         2005
---------------------------------------------------------------     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $   256,282  $   158,215

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH USED FOR OPERATING ACTIVITIES:
  Depreciation and amortization                                          140,371        86,251
  Loss on sale and disposal of property and equipment                     11,488            --
  Deferred income taxes                                                 (136,408)     (135,289)

    (INCREASE) DECREASE IN
      Accounts receivable - contracts                                 (2,303,115)       27,580
      Inventory, net                                                          --       (81,178)
      Prepaid expenses                                                   321,161     1,198,593
      Other current assets                                                68,204         9,633
    (DECREASE) INCREASE IN
      Accounts payable and accrued expenses                              322,390    (1,217,826)
      Accrued salaries and related liabilities                            72,395       412,267
      Income taxes payable                                               204,901            --
      Deferred revenue                                                   (27,254)     (841,621)
      Deferred rent                                                       (3,698)        1,812
                                                                    ------------  ------------
    CASH USED FOR OPERATING ACTIVITIES                                (1,073,283)     (381,563)
                                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additional purchase price consideration for business acquired          (29,597)           --
  Capitalized software costs                                            (146,255)           --
  Proceeds from sale of property and equipment                            40,585            --
  Purchase of property and equipment                                     (34,701)     (106,025)
                                                                    ------------  ------------
    NET CASH USED FOR INVESTING ACTIVITIES                              (169,968)     (106,025)
                                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                         400,067           614
  Payments on capital leases                                              (4,770)         (936)
  Proceeds from line of credit                                        12,043,952    11,003,964
  Payments on line of credit                                         (11,961,422)  (10,448,682)
                                                                    ------------  ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                            477,827       554,960
                                                                    ------------  ------------

    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (765,424)       67,372

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           943,017       179,389
                                                                    ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   177,593  $    246,761
                                                                     ===========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

                                                                    (Unaudited)    (Unaudited)
For the three months ended March 31,                                    2006          2005
---------------------------------------------------------------     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Non-cash financing activities:
    Equipment acquired under capital lease                           $        --  $    18,791
                                                                     ===========  ===========
  Cash paid for income taxes                                         $    71,160  $       300
                                                                     ===========  ===========
  Cash paid for interest                                             $    97,395   $   39,801
                                                                     ===========  ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Paradigm Holdings, Inc. (the "Company") is the parent of three wholly owned subsidiaries that include Paradigm Solutions Corp. ("PSC"), Paradigm Solutions International ("PSI") and Blair Management Services ("Blair") t/d/b/a Blair Technology Group. Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2005 filed with the Securities and Exchange Commission ("SEC") for additional information on the corporate structure.

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and notes thereto should be read in conjunction with the Annual Report on Form 10-K for the Company for the year ended December 31, 2005.

The accompanying unaudited consolidated financial statements for the Company reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

For a description of the Company's accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for Paradigm Holdings, Inc. for the year ended December 31, 2005. Certain reclassifications have been made to the consolidated financial statements for the prior period presented to conform to the current period presentation.

REVENUE RECOGNITION

The Company generated substantially all of its revenue from long term contracts including time and materials, fixed price and cost plus contracts.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. Management believes there were no impairment of long-lived assets at March 31, 2006.

MAJOR CUSTOMERS

During the three months ended March 31, 2006 and 2005, the Company's revenues generated from five major customers, totaled 78% and 83% of total revenue, respectively. The Company's accounts receivable related to these five major customers were 84% and 80% of total accounts receivable at March 31, 2006 and December 31, 2005, respectively. For the three months ended March 31, 2006, the Internal Revenue Service, Bureau of Alcohol, Tobacco, Firearms and Explosives, Office of Community Planning and Development and the Office of the Comptroller of the Currency comprised greater than 10% of the Company's revenues. The Company defines major customer by agencies within the federal government.

GOODWILL AND INTANGIBLE ASSETS

The Company's acquisition has resulted in the recording of intangible assets and goodwill. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", identifiable intangible assets associated with non-compete agreements and customer relationships will be amortized over their economic lives of one and ten years, respectively. Goodwill is subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill is determined to be impaired then these balances are written down to their estimated fair value on the date of the impairment. The Company conducts an annual, or sooner if the situation warrants, review for impairment. Determining when an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including viability of the businesses acquired, their integration into the Company's operations, the market in which those businesses operate and their projected future results, cash flow projections, and numerous other factors. Management believes that goodwill was not impaired as of March 31, 2006 as no circumstances or conditions had arisen that would indicate potential impairment. The Company will perform its initial annual review for impairment in fiscal year 2006.

SOFTWARE DEVELOPMENT COSTS

The Company has capitalized costs related to the development of a certain software product. SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs when technological feasibility has been established, which the Company generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. This product has an estimated economic life of two years based on anticipated sales and the Company's experience with previously released versions. Due to inherent technological changes in software development, however, the period over which such capitalized costs will be amortized may be modified.

As of December 31, 2005, the Company had not established technological feasibility for this software product, and therefore, no costs had been capitalized. Technological feasibility was established on January 3, 2006 upon the completion of a working model, and the Company capitalized software development costs of $146,255 during the quarter ended March 31, 2006. The Company capitalized compensation and consulting expenses related to the development and testing of the software. Capitalization of such costs ceased on March 20, 2006 when the software product was available for general release.

Prior to January 1, 2006, all costs incurred related to the development of this software product were expensed. All other research and development costs are expensed as incurred. For the three months ended March 31, 2006 and 2005, the Company's research and development expenses totaled $48,330 and $221,612, respectively.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share Based Payment", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS No. 123 (revised) supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123 (revised). The Company has applied provisions of SAB No. 107 in its adoption of SFAS No. 123 (revised).

The Company has adopted SFAS No. 123 (revised) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123 (revised). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the three months ended March 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123 (revised).

SFAS No. 123 (revised) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. Prior to the adoption of SFAS No. 123 (revised), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 "Accounting for Stock-Based Compensation." The Company did not grant any share-based awards to employees and directors for the three months ended March 31, 2006 and 2005.

In accordance with SFAS No. 123 (revised), the Company recognizes share-based compensation expense over the requisite service period for: (i) compensation expense for share-based payment awards granted prior , but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised). There was no share-based compensation expense related to employee stock options recognized during the three months ended March 31, 2006 and 2005.

Upon adoption of SFAS No. 123 (revised), the Company continues to use the Black-Scholes option pricing models for share-based awards, as was utilized previously and required under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards ("FASB") issued FASB Staff Position No. SFAS No. 123 (R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123 (revised). The Company is in the process of evaluating whether to adopt the provisions of SFAS No. 123 (R)-3.

The following are the weighted-average assumptions the Company will use for future share-based awards and a discussion of the Company's methodology for developing each of the assumptions used in the valuation model.

Dividend Yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Expected Volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on a combination of the historical volatility of the Company's stock since January 1, 2005 and expected volatilities of similar entities.

Risk-Free Interest Rate - Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option term assumed at the date of grant.

Expected Life of the Option Term - This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on an average life between the dates that options become fully vested and the maximum life of options granted.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company uses a forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve-month period based on projected levels of operations and headcount levels at various classification levels with the Company.

Under SFAS No. 123 (revised), all tax benefits of deductions resulting from the exercise of stock options in excess of compensation costs recognized from those options (excess tax benefits) are to be classified as financing cash flows within the Consolidated Statements of Cash Flows. For the quarter ended March 31, 2006, no vested stock options held by employees or directors were exercised.

During fiscal 2005 and prior years, the Company accounted for stock options in accordance with APB Opinion No. 25 and disclosed the pro forma effect of expensing stock options in accordance with SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), which requires the Company to recognize compensation expense in the financial statements for the fair value of stock options the Company issues. Both SFAS No. 123 and SFAS No. 123 (revised) require management to make assumptions regarding the expected life of the options, the expected volatilty of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 became effective for the Company on January 1, 2006. The adoption of this standard had no effect on the Company's consolidated financial statements for the three months ended March 31, 2006.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Boards ("FASB") ratified EITF Issue No. 05-07 (EITF 05-07), "Accounting for Modifications to Conversion Options Embedded in Debt Instruments", on September 15, 2005. In summary, this EITF relates to the accounting for modifications in a convertible debt instrument that result in changes in the fair value of the conversion option and whether such a conversion results in debt extinguishment. The Company does not have any convertible debt instruments presently and does not believe that EITF 05-07 will have any impact on its statements of operations, financial position or cash flows.

The EITF also ratified EITF Issue No. 05-08 (EITF 05-08) on September 15, 2005, related to the income tax consequences of issuing convertible debt with a beneficial conversion feature. In summary, this EITF address issues of whether the issuance of convertible debt with a beneficial conversion feature results in different tax accounting treatment under SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). The Company has not issued convertible debt and does not believe that EITF 05-08 will have any future impact on its statements of operations, financial position, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of FASB Statements No. 133 and 140. SFAS No. 155 will be effective for the company beginning in the first quarter of 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No. 156"), which requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to subsequently measure those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to all transactions occurring after the adoption of this statement. The Company will adopt SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's statements of operations, financial position or cash flows.

2. ACCOUNTS RECEIVABLE

The accounts receivable consist of billed and unbilled amounts under contracts in progress with governmental units, principally the Office of Community Planning and Development, Bureau of Alcohol, Tobacco, Firearms and Explosives, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The components of accounts receivable at March 31, 2006 and December 31, 2005 are:

                                         Mar. 31, 2006     Dec. 31, 2005
                                         -------------     -------------
       Billed receivables                $   7,888,671     $   7,466,935
       Unbilled receivables                 10,055,868         8,174,489
                                         -------------     -------------
        Total                            $  17,944,539     $  15,641,424
                                         =============     =============

All receivables are expected to be collected during the next twelve months and are pledged to the bank as collateral for the line of credit. The Company's unbilled receivables are comprised of contract costs that cover the current service period, which are normally billed in the following month, and contracts performed on a fixed-price milestone basis, which will be billed within one year. The Company's billed receivables at March 31, 2006 and December 31, 2005 contained retainage of approximately $10,000.

3. PREPAID EXPENSES

Prepaid expenses at March 31, 2006 and December 31, 2005, consist of the following:

                                           Mar. 31, 2006     Dec. 31, 2005
                                            ------------      ------------
       Prepaid insurance, rent and
        software maintenance agreements        $ 141,071         $ 163,068
       Prepaid corporate income taxes                 --            20,120
       Employee advances and prepaid
        travel                                    36,595            41,444
       Contract-related prepaid expenses              --           299,132
       Other prepaid expenses                    123,767            98,830
                                            ------------      ------------
       Total prepaid expenses                  $ 301,433         $ 622,594
                                            ============      ============

4. INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2006 and December 31, 2005:

                                       March 31, 2006              December 31, 2005
                                -------------------------     -------------------------
                                              Accumulated                   Accumulated
                                   Cost      Amortization        Cost      Amortization
                                ----------   ------------     ----------   ------------
       Non-compete agreements   $   97,903     $   46,232     $   97,903   $     20,396
       Customer relationships      350,382         16,059        350,382          7,300
                                ----------   ------------     ----------   ------------
       Total                    $  448,285     $   62,291     $  448,285   $     27,696
                                ==========   ============     ==========   ============


The intangible assets have no residual value at the end of their useful lives. Amortization expense for the three months ended March 31, 2006 was $34,595.

5. NOTE PAYABLE - LINE OF CREDIT

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit will be used to borrow revolving loans for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. Under the agreement, the line is due on demand and interest is payable monthly depending on the Company's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Of the total borrowings, the Company may use up to $500,000 for letters of credit. As of March 31, 2006, the Company had set aside $400,000 in total letters of credit. The Loan and Security Agreement requires that the Company maintain certain covenants and ratios, which are calculated quarterly. On March 30, 2006, the Company amended its loan agreement with Chevy Chase Bank to modify the tangible net worth, debt service coverage ratio and maximum leverage ratio covenants as follows: (1) minimum tangible net worth of not less than $1,800,000 for December 31, 2005 and March 31, 2006, which shall be increased to $2,000,000 by June 30, 2006 and increased again by 50% of the Company's net income for each fiscal year end beginning with December 31, 2006; (2) minimum debt service coverage ratio as of December 31, 2005 of not less than 1.150 to 1.000, which shall be increased to 1.500 to 1.000 by September 30, 2006; (3) maximum leverage ratio of 9.100 to 1.000 for December 31, 2005, which shall be decreased to 7.500 to 1.000 by March 31, 2006, 5.500 to 1.000 by June 30, 2006, 5.250 to 1.000 by
September 30, 2006 and 4.000 to 1.000 by December 31, 2006. Because the Company was not in compliance with the maximum leverage ratio covenant for the period ending March 31, 2006, the Company amended its loan agreement with Chevy Chase Bank on May 12, 2006 to modify the maximum leverage ratio for March 31, 2006 to
9.100 to 1.000, for June 30, 2006 to 6.500 to 1.000 and for December 31, 2006 to
4.500 to 1.000. The Company was in compliance with the amended covenant requirements as of March 31, 2006.

Blair has a revolving line of credit with First National Bank of Pennsylvania of $250,000. The line of credit bears interest at prime plus 0.25% and is collateralized by all assets of Blair. There was no outstanding balance on this line at March 31, 2006 or December 31, 2005.

6. NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted net income per common share assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following table reflects the computation of the Company's basic and diluted net income per common share for the three months ended March 31, 2006 and 2005.

                                                 Net                     Per Share
                                               Income         Shares       Amount
                                             -----------    ----------    ---------
Basic net income per common share for the
  three months ended March 31, 2006:
Income available to common stockholders      $   256,282    20,503,486    $    0.01
Effect of dilutive stock options                      --       566,071           --
                                             -----------    ----------    ---------
Diluted net income per common share for
  the three months ended March 31, 2006:     $   256,282    21,069,557    $    0.01
                                             ===========    ==========    =========

Basic net income per common share for the
  three months ended March 31, 2005:
Income available to common stockholders      $   158,215    20,003,368    $    0.01
Effect of dilutive stock options                      --            --           --
                                             -----------    ----------    ---------
Diluted net income per common share for
  the three months ended March 31, 2005:     $   158,215    20,003,368    $    0.01
                                             ===========    ==========    =========

7. CONTRACT STATUS

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

As of March 31, 2006, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at March 31, 2006 approximately, as follows:

Total contract prices of initial contract awards, including
  exercised options and approved change orders (modifications)    $ 215,195,501
Completed to date                                                   180,871,516
-------------------------------------------------------------------------------
  Authorized backlog                                              $  34,323,985
                                                                  =============

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $76,347,457.

8. RELATED PARTY TRANSACTIONS

On January 16, 2006, Messrs. Kristofco and Fochler, two of the former Blair principals and owners of Blair's facility, located at 3375 Lynnwood Drive, Altoona, Pennsylvania, sold their interests in the facility to an independent third party. The square footage and monthly rent were not affected.

On February 17, 2006, Messrs. Kristofco, Duffy and Fochler, the three former Blair principals, purchased their company-owned vehicles at fair market value totaling $40,585. The sale resulted in a loss on disposal of $7,815.

9. SUBSEQUENT EVENTS

On May 2, 2006, the Company, entered into an exclusive two-year engagement with Noble International Investments, Inc. for certain financial advisory and investment banking services.

On April 28, 2006, Frank Jakovac, President and Chief Operating Officer, resigned from his positions with Paradigm for personal reasons. Effective May 15, 2006, Peter B. LaMontagne will join Paradigm as President and Chief Operating Officer.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Paradigm Holdings, Inc. (the "Company" or "Paradigm") provides information technology and business continuity solutions to government and commercial customers. Headquartered in Rockville, Maryland, the Company was founded on the philosophy of high standards of performance, honesty, integrity, customer satisfaction, and employee morale.

With an established core foundation of experienced executives, the Company has rapidly grown from six employees in 1996 to the current level of more than 300 personnel. Revenues have grown from $51 million in 2003 to over $63 million by the end of 2005.

Paradigm comprises two subsidiary companies: 1) Paradigm Solutions Corporation ("PSC"), which was incorporated in 1996 to deliver information technology (IT) services to federal agencies, and 2) Paradigm Solutions International ("PSI"), which was incorporated in 2004 to deliver IT solutions (with a special focus in Business Continuity Planning and Emergency Management) and software to commercial clients. On October 14, 2005, Paradigm acquired Blair Management Services, Inc. ("Blair") t/d/b/a Blair Technology Group to allow Paradigm to expand its presence in the commercial marketplace.

The Company derives substantially all of its revenues from fees for information technology solutions and services. The Company generates these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. The Company typically issues invoices monthly to manage outstanding accounts receivable balances. The Company recognizes revenues on time and materials contracts as the services are provided. For the quarter ended March 31, 2006, Paradigm revenue was comprised of 54% fixed price, 29% time and material, and 17% cost-reimbursable contracts.

Paradigm's historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. For the quarter ended March 31, 2006, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 95% of the Company's revenues. During that same period, the Company's five largest clients, all agencies within the federal government, generated approximately 78% of the Company's revenues. In most of these engagements, the Company retains full responsibility for the end-client relationship and direct and manage the activities of the Company's contract staff.

PSC utilized the Small Business Administration ("SBA") 8(a) Business Development ("BD") Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. The term "graduate" is used to refer to a Participant's exit from the 8(a) BD Program at the expiration of the Participant's term, thus the business is no longer considered 8(a). This program, allowed the business to build a base of business with various federal civilian agencies. The backlog of federal business under this program will continue until the contracts end, after which the Company will pursue several avenues to maintain the business it believes is important to its strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime. As of March 31, 2006, SBA 8(a) contracts which provide 62% and 38% of the Company's current SBA 8(a) revenues will come up for renewal in 2006 and 2007, respectively.

Due to graduation from the Small Business Administration 8(a) BD Program, Paradigm is no longer classified as a small disadvantaged business by the federal government. Accordingly, the Company will no longer have access to contract vehicles set aside for 8(a) businesses. As of October 2004, PSC began competing solely in the open marketplace for federal business. The Company has a history of winning contracts in "full and open" competitions, including contracts at the Department of Housing and Urban Development, Department of Treasury and the Department of Commerce. PSC will continue to aggressively pursue opportunities in the federal and commercial marketplace. Paradigm believes it can mitigate the impact of transitioning from the 8(a) program through the acquisition of new contract vehicles and the expansion of work with current customers.

The Company's most significant expense is direct costs, which consist primarily of direct labor, subcontractors, materials, equipment, travel and an allocation of indirect costs including fringe. The number of subcontract and consulting employees assigned to a project will vary according to the size, complexity, duration and demands of the project.

Selling, general and administrative expenses consist primarily of costs associated with executive management, finance and administrative groups, human resources, marketing and business development resources, employee training, occupancy costs, research and development expenses, depreciation and amortization, travel, and all other corporate costs.

Other income and expense consists primarily of interest income earned on cash and cash equivalents and interest payable on the Company's revolving credit facility.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to contingent liabilities, revenue recognition, and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies require management's judgment and estimation, where such estimates have a material effect on the consolidated financial statements:

o     accounting for revenue recognition
o     accounting for cost of revenue
o     accounting for property and equipment
o     accounting for impairment of long-lived assets
o     accounting for goodwill and intangible assets
o     accounting for software development costs

For a description of these critical accounting policies, refer to Management's Discussion section within the Annual Report on Form 10-K for Paradigm Holdings, Inc. for the fiscal year ended December 31, 2005, and Management's Discussion contained herein.

Software Development Costs

The Company has capitalized costs related to the development of a certain software product. SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs when technological feasibility has been established, which the Company generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. This product has an estimated economic life of two years based on anticipated sales and the Company's experience with previously released versions. Due to inherent technological changes in software development, however, the period over which such capitalized costs will be amortized may be modified.

As of December 31, 2005, the Company had not established technological feasibility for this software product, and therefore, no costs had been capitalized. Technological feasibility was established on January 3, 2006 upon the completion of a working model and the Company capitalized software development costs of $146,255 during the quarter ended March 31, 2006. The Company capitalized compensation and consulting expenses related to the development and testing of the software. Capitalization of such costs ceased on March 20, 2006 when the software product was available for general release.

Stock-based Compensation

Adoption of SFAS No. 123 (revised). Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment", which replaces SFAS No. 123, and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under SFAS No. 123 (revised), the Company measures and records compensation expense for both its stock options and performance share awards based on their fair value at the date of grant. Prior to January 1, 2006, the Company had accounted for its share-based awards in accordance with SFAS No. 123, as amended, which permitted the Company to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, the Company did not record in its financial statements compensation expense related to its stock option grants.

As permitted by SFAS No. 123 (revised), the Company used the modified prospective method of adopting the new accounting standard; accordingly, financial results for the prior period presented have not been retroactively adjusted to reflect the effects of SFAS No. 123 (revised). For the three months ended March 31, 2006, the Company did not grant any options and therefore, did not recognize any stock-based compensation expense in accordance with SFAS No. 123 (revised) or APB Opinion No. 25.

To value its stock options under SFAS No. 123 (revised), the Company continues to use the Black-Scholes model that was previously used for disclosure purposes under SFAS No. 123, as amended.

As of March 31, 2006, there were no unvested share-based awards. Refer to Note 1 of the Notes to Consolidated Financial Statements for a further discussion of the Company's share-based awards.

Recent Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on the consolidated financial statements are as follows:

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

                      Emerging Issues Task Force No. 05-07

 Accounting for Modifications to Conversion Options Embedded in Debt Instruments

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Boards ("FASB") ratified EITF Issue No. 05-07 (EITF 05-07), "Accounting for Modifications to Conversion Options Embedded in Debt Instruments", on September 15, 2005.

                             Scope of this Statement

In summary, this EITF relates to the accounting for modifications in a convertible debt instrument that result in changes in the fair value of the conversion option and whether such a conversion results in debt extinguishment. The Company does not have any convertible debt instruments presently and does not believe that EITF 05-07 will have any impact on its statements of operations, financial position or cash flows.

                      Emerging Issues Task Force No. 05-08

Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature

The EITF also ratified EITF Issue No. 05-08 (EITF 05-08) on September 15, 2005, related to the income tax consequences of issuing convertible debt with a beneficial conversion feature.

                             Scope of this Statement

In summary, this EITF address issues of whether the issuance of convertible debt with a beneficial conversion feature results in different tax accounting treatment under Statement of Financial Accounting No. 109, "Accounting for Income Taxes" (SFAS No. 109). The Company has not issued convertible debt and does not believe that EITF 05-08 will have any future impact on its statements of operations, financial position, or cash flows.

               Statement of Financial Accounting Standard No. 155

               Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of FASB Statements No. 133 and 140. SFAS No. 155 will be effective for the company beginning in the first quarter of 2007.

                             Scope of this Statement

The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

               Statement of Financial Accounting Standard No. 156

                  Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets".

                             Scope of this Statement

The statement requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to subsequently measure those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to all transactions occurring after the adoption of this statement. The Company will adopt SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's statements of operations, financial position or cash flows.

Results of Operations

The following discussion and analysis should be read in conjunction with Paradigm's Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with Paradigm's Consolidated Financial Statements and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included in Paradigm's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The following table sets forth certain items from our consolidated statements of operations for the periods indicated.

                                                    Three months ended March 31,
                                    ----------------------------------------------------------
(Dollars in thousands)                2006             2005            2006             2005
                                    --------         --------         -------          -------
Revenue                             $ 16,730         $ 15,046           100.0%           100.0%
Cost of revenue                       13,622           12,810            81.4             85.1
                                    --------         --------         -------          -------
Gross margin                           3,108            2,236            18.6             14.9
Selling, general & administrative      2,582            1,942            15.4             12.9
                                    --------         --------         -------          -------
Income from operations                   526              294             3.2              2.0
Other (expense) income                  (110)             (35)           (0.7)            (0.2)
Income tax provision                     160              101             1.0              0.7
                                    --------         --------         -------          -------
Net income                          $    256         $    158             1.5%             1.1%

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total contract revenue.

                                                                Three months ended March 31,
                                                  ---------------------------------------------------------
(Dollars in thousands)                              2006            2005             2006            2005
                                                  --------        --------          -------         -------
Federal service contracts                         $ 11,935        $ 10,055             71.3%           66.8%
Federal repair & maintenance                         3,940           4,804             23.6            31.9
 contracts
Commercial contracts                                   855             187              5.1             1.3
                                                  --------        --------          -------          ------
Total contract revenue                            $ 16,730        $ 15,046            100.0%          100.0%

The Company's revenues and operating results may be subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that has been awarded and general economic conditions. Because a significant portion of total expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

The Federal Government's fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, the Company's clients may have to suspend engagements that are in progress until a budget has been approved. Such suspensions may cause the Company to realize lower revenues in the fourth quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases technology.

As a result of the factors above, period-to-period comparisons of Paradigm's revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on Paradigm's operating results and financial condition.

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenue. For the three months ended March 31, 2006, revenue increased 11.2% to $16.7 million from $15.0 million for the same period in 2005. The increase in revenue is attributable to growth in the federal and commercial service contracts business of $1.9 million and $0.7 million, respectively. Revenue growth in the service business was partially off-set by a decrease of $0.9 million in the federal repair and maintenance business. Federal service growth was driven by increased task orders with existing civilian agency customers. Commercial service growth was a result of the acquisition of Blair Technology Group ("Blair") on October 14, 2005. The decrease in maintenance business is attributable to residual revenue from a system upgrade performed on behalf of a civilian agency customer, which was recognized during the three months ended March 31, 2005, but did not reoccur during the three months ended March 31, 2006.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, charges in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended March 31, 2006, cost of revenue increased 6.3% to $13.6 million from $12.8 million for the same period in 2005. The increase in cost of revenue was primarily attributable to the corresponding increase in revenue. As a percentage of revenue, cost of revenue was 81.4% for the three months ended March 31, 2006 as compared to 85.1% for the same period in 2005. The decrease in cost as a percentage of revenue was primarily due to the change in the mix of business as the services business, which has higher gross margins than the maintenance business, comprised a greater percentage of the overall revenues for the three months ended March 31, 2006.

Gross Margin. For the three months ended March 31, 2006, gross margin increased 39.0% to $3.1 million from $2.2 million for the same period in 2005. Gross margin as a percentage of revenue increased to 18.6% for the three months ended March 31, 2006 from 14.9% for the same period in 2005. Gross margin as a percentage of revenue increased due to services revenue, which has a higher gross margin than the maintenance business, comprising a greater percentage of the overall business. Gross margin as it relates to the service contracts increased 48.6% to $2.8 million from $1.9 million for the same period in 2005. The increase in services gross margin is due to continued cost contracts on the fixed price service contracts and the overall increase in services revenue. Gross margin, as it relates to the maintenance contracts, decreased 8.3% to $0.3 million from $0.4 million for the same period in 2005. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative. For the three months ended March 31, 2006, selling, general & administrative (SG&A) expenses increased 33% to $2.6 million from $1.9 million for the same period in 2005. As a percentage of revenue, SG&A expenses increased to 15.4% for the three months ended March 31, 2006 from 12.9% for the same period in 2005. The increase in expense was due to SG&A expenses related to the commercial business of $0.5 million, increased compensation expense of $0.2 million associated with additional headcount and incremental bid and proposal expenses of $0.1 million. The unfavorable variance was partially off-set by decreased research and development expenses related to our OpsPlanner software solution of $0.2 million.

Net Income. For the three months ended March 31, 2006, net income increased to $0.3 million from $0.2 million for the same period in 2005. This increase was due to the increases in gross margin as discussed above, which was partially off-set by higher selling, general and administrative expenses.

                         Liquidity and Capital Resources

The Company's primary liquidity needs are financing the cost of operations, capital expenditures and servicing its debt. The Company's sources of liquidity are its existing cash, cash generated from operations, and cash available from borrowings under its revolving credit facility. The Company has historically financed its operations through its existing cash, cash generated from operations and cash available from borrowings under its revolving credit facility. Based upon the current level of operations, the Company believes that cash flow from operations, together with borrowings available from its existing credit facility, are adequate to meet future liquidity needs for the next twelve months.

For the three months ended March 31, 2006, the Company used $0.8 million in cash and cash equivalents versus $0.1 million in cash generated for the same period in 2005.

Cash used by operations was $1.1 million for the three months ended March 31, 2006 compared to $0.4 million for the same period in 2005. Cash usage increased due to an increase in accounts receivable, which was partially off-set by an increase in accounts payable and accrued expenses.

Accounts receivable increased by $2.3 million for the three months ended March 31, 2006, versus flat growth for the same period in 2005. The increase in the accounts receivable balance for 2006 is reflective of continued delays in the collection of civilian agency customer invoices as compared to the speed at which collections were made during the three months ended March 31, 2005.

Prepaid expenses, decreased by $0.3 million for the three months ended March 31, 2006 versus a decrease of $1.2 million for the same period in 2005 as the Company fulfilled its contractual obligations on the IRS LTMCC contract. Deferred revenue for the three months ended March 31, 2006 remained flat versus a decrease of $0.8 million for the same period in 2005. The decrease during the three months ended March 31, 2005 was primarily related to the Company's IRS LTMCC and Sanofi contracts. The deferred revenue for IRS LTMCC was associated with the remaining amortization of software maintenance revenue related to a system upgrade purchased in October 2004. For commercial clients, it is the Company's normal practice to invoice the full contract value at project inception. The Company's largest commercial contract, which is with Sanofi, was invoiced during the twelve months ended December 31, 2005. Deferred revenue related to the Company's commercial contracts decreased during the three months ended March 31, 2005 due to the fulfillment of service obligations.

Accounts payable increased by $0.3 million for the three months ended March 31, 2006 versus a decrease of $1.2 million for the same period in 2005. The decrease during the three months ended March 31, 2005 was due to system upgrade and software maintenance related invoices, associated with the IRS LTMCC contract, which were accrued during the three months ending December 31, 2004 but paid during the three months ended March 31, 2005.

Net cash used by investing activities was $0.2 million for the three months ended March 31, 2006 versus $0.1 million for the same period in 2005. Cash used by investing activities during the three months ended March 31, 2006 was primarily a result of the capitalization of software development costs associated with the Company's OpsPlanner software solution. During the three months ended March 31, 2005, cash used by investing activities was a result of the purchase of property and equipment.

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2006 compared to $0.6 million for the same period in 2005. The increase in cash provided is due to proceeds from the line of credit to fund operations.

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit is used to borrow funds for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. Under the agreement, the line is due on demand and interest is payable monthly depending on the Company's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Company may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. Of the total borrowings, the Company may use up to $500,000 for letters of credit. As of March 31, 2006, the Company had set aside $400,000 in total letters of credit. The Loan and Security Agreement requires that the Company maintain certain covenants and ratios, which are calculated quarterly. On March 30, 2006, the Company amended its loan agreement with Chevy Chase Bank to modify the tangible net worth, debt service coverage ratio and maximum leverage ratio covenants as follows: (1) minimum tangible net worth of not less than $1,800,000 for December 31, 2005 and March 31, 2006, which shall be increased to $2,000,000 by June 30, 2006 and increased again by 50% of the Company's net income for each fiscal year end beginning with December 31, 2006; (2) minimum debt service coverage ratio as of December 31, 2005 of not less than 1.150 to 1.000, which shall be increased to
1.500 to 1.000 by September 30, 2006; (3) maximum leverage ratio of 9.100 to
1.000 for December 31, 2005, which shall be decreased to 7.500 to 1.000 by March 31, 2006, 5.500 to 1.000 by June 30, 2006, 5.250 to 1.000 by September 30, 2006
and 4.000 to 1.000 by December 31, 2006. Because the Company was not in compliance with the maximum leverage ratio covenant for the period ending March 31, 2006, the Company amended its loan agreement with Chevy Chase Bank on May 12, 2006 to modify the maximum leverage ratio to for March 31, 2006 to 9.100 to 1.000, for June 30, 2006 to 6.500 to 1.000 and for December 31, 2006 to 4.500 to
1.000. The Company was in compliance with the amended covenant requirements as of March 31, 2006.

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

In the event the Company requires additional funds, whether for acquisitions or otherwise, it may seek additional equity or debt financing. Such financing may not be available to the Company on terms that are acceptable to it, if at all, and any equity financing may be dilutive to its stockholders. To the extent that the Company obtains additional debt financing, its debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on its operations, require it to comply with additional financial covenants or require it to pledge assets to secure its borrowings.

In the event cash flows are not sufficient to fund operations at the present level and the Company is unable to obtain additional financing, it would attempt to take appropriate actions to tailor its activities to its available financing, including revising its business strategy and future growth plans to accommodate the amount of financing available to it.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to changes in interest rates for borrowing under its revolving credit facility. These borrowings bear interest at a fixed rate plus LIBOR, a variable rate. The Company does not use derivative financial instruments for speculative or trading purposes. The Company invests its excess cash in short-term, investment grade, interest-bearing securities.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended March 31, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Paradigm has accrued $125,000 to settle a matter over disputed commissions that a former employee claims are due at March 31, 2006. Paradigm believes the claims are without merit and intends to vigorously defend its position. In the opinion of management, the outcome of these matters will not have a material adverse effect on these consolidated financial statements.

ITEM 1A: RISK FACTORS

There were no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on March 31, 2006.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------------   --------------------------------------------------   -------------------------------------------------
3.1                 Articles of Incorporation                            Provided herewith

3.2                 By-laws                                              Provided herewith

10.1                Change in Terms Agreement to Loan and Security       Incorporated by reference to Exhibit 10.17 of the
                    Agreement, dated March 16, 2006, entered into        Registrant's Annual Report on Form 10-K as filed
                    between Paradigm Holdings, Inc. and Chevy Chase      with the Commission on March 31, 2006.
                    Bank on March 20, 2006

10.2                Change in Terms Agreement to Loan and Security       Incorporated by reference to Exhibit 10.18 of the
                    Agreement, dated March 30, 2006, between Paradigm    Registrant's Annual Report on Form 10-K as filed
                    Holdings, Inc. and Chevy Chase Bank                  with the Commission on March 31, 2006

10.3                Material Contract - Department of Treasury LTMCC     Incorporated by reference to Exhibit 99.1 of the
                                                                         Registrant's Current Report on Form 8-K as filed
                                                                         with the Commission on April 18,2006.

10.4                Material Contract - Department of Treasury CSM/MIA  Incorporated by reference to Exhibit 99.2 of the
                                                                         Registrant's Current Report on Form 8-K as filed
                                                                         with the Commission on April 18,2006.

10.5                Letter Agreement, signed May 2, 2006 entered into    Incorporated by reference to Exhibit 99.1 of the
                    between Paradigm Holdings, Inc. and Noble            Registrant's Current Report on Form 8-K as filed
                    International Investments.                           with the Commission on May 8,2006.

10.6                Change in Terms Agreement to Loan and Security       Provided herewith
                    Agreement, dated May 12, 2006, between Paradigm
                    Holdings, Inc. and Chevy Chase Bank

31.1                Certification of CEO pursuant to Rule 13a-14(a)/     Provided herewith
                    15d-14(a), as adopted pursuant to Section 302 of
                    the Sarbanes-Oxley Act of 2002

31.2                Certification of CFO pursuant to Rule 13a-14(a)/     Provided herewith
                    15d-14(a), as adopted pursuant to Section 302 of
                    the Sarbanes-Oxley Act of 2002

32.1                Certification of CEO pursuant to 18 U.S.C. Section   Provided herewith
                    1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

32.2                Certification of CFO pursuant to 18 U.S.C. Section   Provided herewith
                    1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

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