Form 10-Q
period 2006-06-30
Paradigm Holdings, Inc
filed 2006-08-14
CIK 313353

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

                  For the quarterly period ended June 30, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _______ to __________

                        Commission File Number 000-30271

                             PARADIGM HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

               WYOMING                                83-0211506
    (State or other jurisdiction          (IRS Employer Identification No.)
          of incorporation)

    9715 KEY WEST AVE., 3RD FLOOR
         ROCKVILLE, MARYLAND                            20850
(Address of principal executive offices)             (Zip Code)

                                 (301) 468-1200
               Registrant's telephone number, including area code

                        2600 TOWER OAKS BLVD., SUITE 500

                               ROCKVILLE, MD 20852
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Shares of common stock outstanding on August 7, 2006 were 20,503,486.

================================================================================

PART I.  FINANCIAL INFORMATION................................................3
     Item 1.  Consolidated Financial Statements (Unaudited)...................3
              Consolidated Balance Sheets (Unaudited).........................3
              Consolidated Statements of Operations (Unaudited)...............5
              Consolidated Statements of Cash Flows (Unaudited)...............6
              Notes to Consolidated Financial Statements......................8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....25

     Item 4.  Controls and Procedures........................................25

PART II. OTHER INFORMATION...................................................26

     Item 1.  Legal Proceedings..............................................26

     Item 1A. Risk Factors...................................................26

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....26

     Item 3.  Defaults Upon Senior Securities................................26

     Item 4.  Submission of Matters to a Vote of Security Holders............26

     Item 5.  Other Information..............................................26

     Item 6.  Exhibits and Reports on Form 8-K...............................27

SIGNATURES...................................................................28

CERTIFICATIONS
 EXHIBIT 31.1
 EXHIBIT 31.2
 EXHIBIT 32.1
 EXHIBIT 32.2

                             PARADIGM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    (Unaudited)
                                                                     6/30/2006         12/31/2005
--------------------------------------------------------------     ------------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $     26,165       $    943,017
  Accounts receivable - contracts                                    16,511,134         15,641,424
  Prepaid expenses                                                      685,135            622,594
  Other current assets                                                   35,337            157,804
                                                                   ------------       ------------
    TOTAL CURRENT ASSETS                                             17,257,771         17,364,839
                                                                   ------------       ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                                                151,802            147,896
  Software                                                              610,263            573,612
  Leasehold improvements                                                119,981            119,981
  Automobiles                                                            14,897             66,737
  Equipment                                                           1,053,985          1,002,538
                                                                   ------------       ------------
TOTAL PROPERTY AND EQUIPMENT                                          1,950,928          1,910,764
      Less:  Accumulated depreciation                                (1,019,569)          (796,857)
                                                                   ------------       ------------
    NET PROPERTY AND EQUIPMENT                                          931,359          1,113,907
                                                                   ------------       ------------
OTHER ASSETS
  Intangible assets, net of accumulated amortization                    261,788            420,589
  Capitalized software costs, net of accumulated amortization           127,973                 --
  Goodwill                                                            2,529,553          2,387,372
  Deposits                                                              106,999             85,884
  Other long-term assets                                                 20,947             10,266
                                                                   ------------       ------------
TOTAL ASSETS                                                       $ 21,236,390       $ 21,382,857
                                                                   ============       ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        (Unaudited)
                                                         6/30/2006        12/31/2005
---------------------------------------------------     -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                        $ 2,037,426      $ 2,305,486
  Note payable - line of credit                           5,444,650        4,882,871
  Accounts payable and accrued expenses                   4,939,078        5,322,234
  Accrued salaries and related liabilities                2,461,437        2,260,410
  Income taxes payable                                           --            3,595
  Deferred revenue                                          161,082          232,433
  Deferred rent, current portion                             18,305           16,388
  Rent received in advance                                   30,657               --
  Capital leases payable, current portion                    30,753           25,953
  Deferred income taxes, current portion                    548,638          781,813
                                                        -----------      -----------
    TOTAL CURRENT LIABILITIES                            15,672,026       15,831,183
                                                        -----------      -----------
LONG-TERM LIABILITIES
  Deferred rent                                             135,696          135,295
  Capital leases payable, net of current portion             49,277           56,370
  Security deposits held                                     33,408               --
  Deferred income taxes, net of current portion             429,032          681,085
                                                        -----------      -----------
    TOTAL LIABILITIES                                    16,319,439       16,703,933
                                                        -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000 shares
    authorized, 20,503,486 shares
    issued and outstanding
    as of June 30, 2006 and December 31, 2005               205,035          205,034
  Additional paid-in capital                              1,513,054        1,495,000
  Retained earnings                                       3,198,862        2,978,890
                                                        -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                            4,916,951        4,678,924
                                                        -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $21,236,390      $21,382,857
                                                        ===========      ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               -------------------------------       -------------------------------
                                                      Three Months Ended                     Six Months Ended
                                                  June 30,           June 30,           June 30,           June 30,
                                                    2006               2005               2006               2005
--------------------------------------------   ------------       ------------       ------------       ------------
Contract Revenue
  Service contracts                            $ 12,084,434       $ 10,924,349       $ 24,874,508       $ 21,166,957
  Repair and maintenance contracts                3,963,305          4,705,286          7,903,013          9,508,865
                                               ------------       ------------       ------------       ------------
    Total contract revenue                       16,047,739         15,629,635         32,777,521         30,675,822
                                               ------------       ------------       ------------       ------------
Cost of revenue
  Service contracts                               9,897,008          8,801,237         19,925,490         17,185,639
  Repair and maintenance contracts                3,376,547          4,402,511          6,969,815          8,828,353
                                               ------------       ------------       ------------       ------------
    Total cost of revenue                        13,273,555         13,203,748         26,895,305         26,013,992
                                               ------------       ------------       ------------       ------------

Gross margin                                      2,774,184          2,425,887          5,882,216          4,661,830


Selling, general and administrative               2,709,832          1,938,481          5,292,123          3,880,060
                                               ------------       ------------       ------------       ------------
Income from operations                               64,352            487,406            590,093            781,770
                                               ------------       ------------       ------------       ------------
Other (expense) income
  Interest and other income                          14,020              2,211              5,480              6,651
  Interest expense                                 (136,088)           (61,764)          (237,233)          (101,565)
                                               ------------       ------------       ------------       ------------
    Total other (expense) income                   (122,068)           (59,553)          (231,753)           (94,914)
                                               ------------       ------------       ------------       ------------

(Loss) income before income taxes              $    (57,716)      $    427,853       $    358,340       $    686,856
                                               ------------       ------------       ------------       ------------

(Benefit) provision for income taxes                (21,406)           129,950            138,368            230,738
                                               ------------       ------------       ------------       ------------

Net (loss) income                              $    (36,310)      $    297,903       $    219,972       $    456,118
                                               ------------       ------------       ------------       ------------

Weighted average number of common shares:
  Basic                                          20,503,486         20,003,368         20,503,486         20,003,368
  Diluted                                        20,503,486         20,003,368         21,083,680         20,003,368

Net income per common share:
  Basic                                        $      (0.00)      $       0.01       $       0.01       $       0.02
  Diluted                                      $      (0.00)      $       0.01       $       0.01       $       0.02
                                               ------------       ------------       ------------       ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For the six months ended June 30,                                              2006             2005
---------------------------------------------------------------        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $    219,972     $    456,118

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH USED BY OPERATING ACTIVITIES:
  Share-based compensation expense                                           18,054               --
  Depreciation and amortization                                             302,732          176,167
  Bad debt expense                                                            8,700              931
  Loss on sale and disposal of property and equipment                        11,488               --
  Deferred income taxes                                                     (14,052)        (371,491)

    (INCREASE) DECREASE IN
      Accounts receivable - contracts                                      (878,410)      (1,423,832)
      Inventory, net                                                             --            1,402
      Prepaid expenses                                                      (62,541)       2,903,226
      Other current assets                                                   78,958          (24,685)
      Other long-term assets                                                (11,261)              --
    (DECREASE) INCREASE IN
      Accounts payable and accrued expenses                                (383,156)      (2,126,218)
      Accrued salaries and related liabilities                              201,027          347,594
      Income taxes payable                                                 (474,771)              --
      Deferred revenue                                                      (71,351)        (839,845)
      Rent received in advance                                               30,657               --
      Security deposit held                                                  33,408               --
      Deferred rent                                                           2,318            3,624
                                                                       ------------     ------------
    NET CASH USED BY OPERATING ACTIVITIES                                  (988,228)        (897,009)
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additional purchase price consideration for business acquired             (29,597)              --
  Capitalized software costs                                               (146,255)              --
  Proceeds from sale of property and equipment                               40,585               --
  Purchase of property and equipment                                        (74,146)        (111,160)
                                                                       ------------     ------------
    NET CASH USED BY INVESTING ACTIVITIES                                  (209,413)        (111,160)
                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                           (268,060)         187,458
  Payments on capital leases                                                (12,930)          (2,407)
  Proceeds from line of credit                                           27,931,520       21,529,947
  Payments on line of credit                                            (27,369,741)     (20,755,436)
                                                                       ------------     ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                               280,789          959,562
                                                                       ------------     ------------

    NET DECREASE IN CASH AND CASH EQUIVALENTS                              (916,852)         (48,607)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              943,017          179,389
                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     26,165     $    130,782
                                                                       ============     ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                                      (Unaudited)    (Unaudited)
For the six months ended June 30,                           2006           2005
---------------------------------------------------     --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Equipment purchased under capital lease               $ 10,637       $ 29,525
                                                        ========       ========
  Cash paid for income taxes                            $629,110       $  6,378
                                                        ========       ========
  Cash paid for interest                                $231,951       $101,565
                                                        ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Paradigm Holdings, Inc. (the "Company") is the parent of three wholly-owned subsidiaries that include Paradigm Solutions Corp. ("PSC"), Paradigm Solutions International ("PSI") and Blair Management Services ("Blair") t/d/b/a Blair Technology Group. Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2005 filed with the Securities and Exchange Commission ("SEC") for additional information on the corporate structure.

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

REVENUE RECOGNITION

The Company generated substantially all of its revenue from long-term contracts including time and materials, fixed price and cost- type contracts.

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

Software revenue recognition is in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Since the Company has not established vendor specific objective evidence (VSOE) of fair value, recognition of revenue from the sale of licenses is over the term of the contract.

The Company is subject to audits from federal government agencies. The Company has reviewed its contracts and determined there is no material risk of financial adjustments due to government audit. To date, no such audits have been conducted.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. Management believes no circumstances or conditions have arisen that would indicate impairment of long-lived assets at June 30, 2006.

MAJOR CUSTOMERS

During the three months ended June 30, 2006 and 2005, the Company's revenues generated from five major customers, totaled 79% and 81% of total revenue, respectively. During the six months ended June 30, 2006 and 2005, the Company's revenues generated from five major customers, totaled 79% and 82% of total revenue, respectively. The Company's accounts receivable related to these five major customers were 89% and 80% of total accounts receivable at June 30, 2006 and December 31, 2005, respectively. For the three and six months ended June 30, 2006, the Internal Revenue Service, Bureau of Alcohol, Tobacco, Firearms and Explosives, Office of Community Planning and Development and the Office of the Comptroller of the Currency comprised greater than 10% of the Company's revenues. The Company defines major customer by agencies within the federal government.

GOODWILL AND INTANGIBLE ASSETS

The Company's acquisition of Blair Management Services has resulted in the recording of intangible assets and goodwill. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", identifiable intangible assets associated with non-compete agreements and customer relationships will be amortized over their economic lives of one and ten years, respectively. Goodwill is subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill is determined to be impaired then these balances are written down to their estimated fair value on the date of the impairment. The Company conducts an annual, or sooner if the situation warrants, review for impairment. Determining when an impairment has occurred involves a significant amount of judgment. Management bases its judgment on a number of factors including viability of the businesses acquired, their integration into the Company's operations, the market in which those businesses operate and their projected future results, cash flow projections, and numerous other factors. Management believes that goodwill was not impaired as of June 30, 2006 as no circumstances or conditions had arisen that would indicate potential impairment. The Company will perform its initial annual review for impairment in September 2006.

CAPITALIZED SOFTWARE COSTS

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

Capitalized software cost at June 30, 2006 was $146,255 with accumulated amortization of $18,282. The capitalized software cost has no residual value at the end of its useful life. Amortization expense for the three and six months ended June 30, 2006 was $18,282.

Prior to January 1, 2006, all costs incurred related to the development of this software product were expensed. All other research and development costs are expensed as incurred. For the three and six months ended June 30, 2006 and 2005, the Company's research and development expenses totaled $121,906 and $132,237 and $170,236 and $353,849, respectively.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS No. 123 (revised) supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123 (revised). The Company has applied provisions of SAB No. 107 in its adoption of SFAS No. 123 (revised).

The Company has adopted SFAS No. 123 (revised) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123 (revised). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the three and six months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123 (revised).

SFAS No. 123 (revised) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. Prior to the adoption of SFAS No. 123 (revised), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 "Accounting for Stock-Based Compensation." Effective May 15, 2006, the Company granted 500,000 shares of options to one of its officers pursuant to an offer of employment. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $2.50 per share, and expire on May 14, 2016. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly. The Company did not grant any share-based awards to employees, officers and directors for the three and six months ended June 30, 2005.

                                                  Three Months Ended            Six Months Ended
                                                 June 30,     June 30,       June 30,      June 30,
                                                   2006         2005           2006          2005
                                               ----------    ----------     ----------   ----------
       Net (loss) income, as reported          $  (36,310)   $  297,903     $  219,972   $  456,118
       Deduct: Total stock-based employee
        compensation expense determined
        under fair value-based method for
        all awards, net of related taxes               --            --             --           --
       Add: stock-based employee
        compensation included in net
        income, net of related taxes                   --            --             --           --
                                               ----------    ----------     ----------   ----------
       Pro forma net (loss) income             $  (36,310)   $  297,903     $  219,972   $  456,118

       Net (loss) income per common share:
        As reported - basic                    $    (0.00)   $     0.01     $     0.01   $     0.02
                    - diluted                  $    (0.00)   $     0.01     $     0.01   $     0.02
        Pro forma   - basic                    $    (0.00)   $     0.01     $     0.01   $     0.02
                    - diluted                  $    (0.00)   $     0.01     $     0.01   $     0.02

In accordance with SFAS No. 123 (revised), the Company recognizes share-based compensation expense over the requisite service period for: (i) compensation expense for share-based payment awards granted prior , but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised). The Company recognized $18,054 as share-based compensation expense for the options granted on May 15, 2006. There was no share-based compensation expense related to employee stock options recognized during the three and six months ended June 30, 2005.

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

Expected Volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on a combination of the historical volatility of the Company's stock since May 15, 2005 and supported by volatilities of similar entities.

Risk-Free Interest Rate - Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Life of the Option Term - This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on an estimated average life of the options granted. Based on a lack of historical information, the Company estimated the expected life would be six years for options granted in May 2006 using the safe harbor criteria of SEC SAB No. 107.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company uses a forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve month period based on projected levels of operations and headcount levels at various classification levels with the Company. A forfeiture rate of zero was used for the options granted in May 2006 as they related to one officer.

Under SFAS No. 123 (revised), all tax benefits of deductions resulting from the exercise of stock options in excess of compensation costs recognized from those options (excess tax benefits) are to be classified as financing cash flows within the Consolidated Statements of Cash Flows. For the three and six months ended June 30, 2006, no vested stock options held by employees or directors were exercised.

During fiscal 2005 and prior years, the Company accounted for stock options in accordance with APB Opinion No. 25 and disclosed the pro forma effect of expensing stock options in accordance with SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), which requires the Company to recognize compensation expense in the financial statements for the fair value of stock options the Company issues. Both SFAS No. 123 and SFAS No. 123 (revised) require management to make assumptions regarding the expected life of the options, the expected volatility of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 became effective for the Company on January 1, 2006. The adoption of this standard had no effect on the Company's consolidated financial statements for the three and six months ended June 30, 2006.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of FASB Statements No. 133 and 140. SFAS No. 155 will be effective for the company beginning in the first quarter of 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" (SFAS No. 156), which requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to subsequently measure those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to all transactions occurring after the adoption of this statement. The Company will adopt SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's statements of operations, financial position or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN No. 48 on January 1, 2007. The Company is currently evaluating the effect that adoption of this interpretation will have on the Company's consolidated financial position and results of operations.

2. ACCOUNTS RECEIVABLE

The accounts receivable consist of billed and unbilled amounts under contracts in progress with governmental units, principally the Office of Community Planning and Development, Bureau of Alcohol, Tobacco, Firearms and Explosives, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The components of accounts receivable at June 30, 2006 and December 31, 2005 are:

                                         Jun. 30, 2006     Dec. 31, 2005
                                         -------------     -------------
       Billed receivables                $   6,990,775     $   7,466,935
       Unbilled receivables                  9,520,359         8,174,489
                                         -------------     -------------
        Total                            $  16,511,134     $  15,641,424
                                         =============     =============

All receivables are expected to be collected during the next twelve months and are pledged to the bank as collateral for the line of credit. The Company's unbilled receivables are comprised of contract costs that cover the current service period, which are normally billed in the following month, and contracts performed on a fixed-price milestone basis, which will be billed within one year. The Company's billed receivables at June 30, 2006 and December 31, 2005 contained retainage of approximately $10,000.

3. PREPAID EXPENSES

Prepaid expenses at June 30, 2006 and December 31, 2005, consist of the following:

                                                Jun. 30, 2006      Dec. 31, 2005
                                                -------------      -------------
       Prepaid insurance, rent and
        software maintenance agreements         $     300,321          $ 163,068
       Prepaid corporate income taxes                  22,489             20,120
       Employee advances and prepaid travel             3,738             41,444
       Contract-related prepaid expenses              128,368            299,132
       Other prepaid expenses                         230,219             98,830
                                                -------------      -------------
       Total prepaid expenses                   $     685,135      $     622,594
                                                =============      =============

4. INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2006 and December 31, 2005:

                                         June 30, 2006                    December 31, 2005
                                   --------------------------          --------------------------
                                                  Accumulated                         Accumulated
                                       Cost      Amortization              Cost      Amortization
                                   --------          --------          --------          --------
   Non-compete agreements          $ 97,903          $ 72,064          $ 97,903          $ 20,396
   Customer relationships           260,771            24,819           350,382             7,300
                                   --------          --------          --------          --------
   Total                           $358,674          $ 96,886          $448,285          $ 27,696
                                   ========          ========          ========          ========

The intangible assets have no residual value at the end of their useful lives. Amortization expense for the three and six months ended June 30, 2006 was $34,595 and $69,190, respectively. There was no amortization for the corresponding periods in 2005.

5. NOTE PAYABLE - LINE OF CREDIT

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit will be used to borrow revolving loans for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are collateralized by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. Under the agreement, the line is due on demand and interest is payable monthly depending on the Company's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Of the total borrowings, the Company may use up to $500,000 for letters of credit. As of June 30, 2006, the Company had set aside $400,000 in total letters of credit. The Loan and Security Agreement requires that the Company maintain certain covenants and ratios, which are calculated quarterly. On March 30, 2006, the Company amended its loan agreement with Chevy Chase Bank to modify the tangible net worth, debt service coverage ratio and maximum leverage ratio covenants as follows:

(1) minimum tangible net worth of not less than $1,800,000 for December 31, 2005 and March 31, 2006, which shall be increased to $2,000,000 by June 30, 2006 and increased again by 50% of the Company's net income for each fiscal year end beginning with December 31, 2006; (2) minimum debt service coverage ratio as of December 31, 2005 of not less than 1.150 to 1.000, which shall be increased to
1.500 to 1.000 by September 30, 2006; (3) maximum leverage ratio of 9.100 to
1.000 for December 31, 2005, which shall be decreased to 7.500 to 1.000 by March 31, 2006, 5.500 to 1.000 by June 30, 2006, 5.250 to 1.000 by September 30, 2006
and 4.000 to 1.000 by December 31, 2006. Because the Company was not in compliance with the maximum leverage ratio covenant for the period ending March 31, 2006, the Company amended its loan agreement with Chevy Chase Bank to modify the maximum leverage ratio for March 31, 2006 to 9.100 to 1.000, for June 30, 2006 to 6.500 to 1.000 and for December 31, 2006 to 4.500 to 1.000. On August
11, 2006, Chevy Chase Bank waived the covenant and ratio requirements for the quarter ending June 30, 2006.

Blair has a revolving line of credit with First National Bank of Pennsylvania of $250,000. The line of credit bears interest at prime plus 0.25% and is collateralized by all assets of Blair. There was no outstanding balance on this line at June 30, 2006 or December 31, 2005.

6. NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted net income per common share assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following table reflects the computation of the Company's basic and diluted net income per common share for the three and six months ended June 30, 2006 and 2005.

                                                 Net                   Per Share
                                               Income         Shares      Amount
                                             ----------     ----------    -----

Basic net income per common share for the
  three months ended June 30, 2006:
Loss available to common stockholders        $  (36,310)    20,503,486    $0.00
Effect of dilutive stock options                     --             --       --
                                             ----------     ----------    -----
Diluted net loss per common share for
  the three months ended June 30, 2006:      $  (36,310)    20,503,486    $0.00
                                             ==========     ==========    =====

Basic net income per common share for the
  three months ended June 30, 2005:
Income available to common stockholders      $  297,903     20,003,368    $0.01
Effect of dilutive stock options                     --             --       --
                                             ----------     ----------    -----
Diluted net income per common share for
  the three months ended June 30, 2005:      $  297,903     20,003,368    $0.01
                                             ==========     ==========    =====

Basic net income per common share for the
  six months ended June 30, 2006:
Income available to common stockholders      $  219,972     20,503,486    $0.01
Effect of dilutive stock options                     --        580,194       --
                                             ----------     ----------    -----
Diluted net income per common share for
  the six months ended June 30, 2006:        $  219,972     21,083,680    $0.01
                                             ==========     ==========    =====

Basic net income per common share for the
  six months ended June 30, 2005:
Income available to common stockholders      $  456,118     20,003,368    $0.02
Effect of dilutive stock options                     --             --       --
                                             ----------     ----------    -----
Diluted net income per common share for
  the six months ended June 30, 2005:        $  456,118     20,003,368    $0.02
                                             ==========     ==========    =====

7. STOCK OPTIONS

The Company periodically provides compensation in the form of common stock to certain employees and Company's directors.

Effective May 15, 2006, the Company granted 500,000 shares of options to one of the officers of the Company. One-third of the options will vest on each anniversary of the grant date for the next three years. The options have an exercise price equal to $2.50 per share and expire on May 14, 2016. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly. The Company did not grant any share-based awards to employees, officers and directors for the three and six months ended June 30, 2005.

The fair value of the options granted on May 15, 2006 was estimated on the date of the grant using the Black-Scholes options-pricing model, with the following assumptions:


                   Dividend yield                    None
                   Risk-free interest rate          5.16%
                   Expected volatility              53.6%
                   Expected term of options       6 years
                   Forfeiture rate                   Zero

The fair value of these options was approximately $705,000, which is included as part of additional paid-in capital.

The following table summarized information regarding the 2006 options activity.

                                                              Weighted Average
                                       Number of Options        Exercise Price
                                      ------------------      ----------------
     Outstanding, beginning of year            2,122,000                $ 1.70
     Granted                                     500,000                  2.50
     Exercised                                        --                    --
     Cancelled                                  (140,000)                 1.70

     Outstanding, June 30, 2006                2,482,000                $ 1.86
                                              ----------              --------

     Exercisable, June 30, 2006                1,982,000                $ 1.70
                                              ==========              ========

The following summarizes the stock options outstanding and exercisable at June 30, 2006.

                               Options Outstanding               Options Exercisable

                                                 Weighted
                                     Weighted     Average                    Weighted
                                      Average    Remaining                    Average
                         Options     Exercise   Contractual      Options     Exercise
  Exercise Price      Outstanding      Price        Life       Exercisable     Price
                     ----------------------------------------------------------------
  $1.70                 1,982,000    $   1.70     9.5 years      1,982,000    $  1.70
  $2.50                   500,000    $   2.50      10 years             --         --
                     ============   =========   ===========    ===========   ========

8. CONTRACT STATUS

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

As of June 30, 2006, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at June 30, 2006 approximately, as follows:

Total contract prices of initial contract awards, including
  exercised options and approved change orders (modifications)    $ 225,486,366
Completed to date                                                   197,197,854
-------------------------------------------------------------------------------
  Authorized backlog                                               $ 28,288,512
                                                                   ============

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $61,420,006.

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

Paradigm operates through two subsidiary companies: 1) Paradigm Solutions Corporation ("PSC"), which was incorporated in 1996 to deliver information technology (IT) services to federal agencies, and 2) Paradigm Solutions International ("PSI"), which was incorporated in 2004 to deliver IT solutions (with a special focus in Business Continuity Planning and Emergency Management) and software to commercial clients. On October 14, 2005, PSI acquired Blair Management Services, Inc. t/d/b/a Blair Technology Group ("Blair") to allow Paradigm to expand its presence in the commercial marketplace.

The Company derives substantially all of its revenues from fees for information technology solutions and services. The Company generates these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-type contracts. The Company typically issues invoices monthly to manage outstanding accounts receivable balances. The Company recognizes revenues on time and materials contracts as the services are provided. For the quarter ended June 30, 2006, Paradigm revenue was comprised of 55% fixed price, 28% time and material, and 17% cost-type contracts.

Paradigm's historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. For the quarter ended June 30, 2006, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 97% of the Company's revenues. During that same period, the Company's five largest clients, all agencies within the federal government, generated approximately 79% of the Company's revenues. In most of these engagements, the Company retains full responsibility for the end-client relationship and direct and manage the activities of the Company's contract staff.

PSC utilized the Small Business Administration ("SBA") 8(a) Business Development ("BD") Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. The term "graduate" is used to refer to a Participant's exit from the 8(a) BD Program at the expiration of the Participant's term, thus the business is no longer considered 8(a). This program, allowed the business to build a base of business with various federal civilian agencies. The backlog of federal business under this program will continue until the contracts end, after which the Company will pursue several avenues to maintain the business it believes is important to its strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime. As of June 30, 2006, SBA 8(a) contracts which provide 22% and 78% of the Company's current SBA 8(a) revenues will come up for renewal in 2006 and 2007, respectively.

Due to graduation from the Small Business Administration 8(a) BD Program, Paradigm is no longer classified as a small disadvantaged business by the federal government. Accordingly, the Company no longer has access to contract vehicles set aside for 8(a) businesses, unless as a subcontractor to a non-graduated 8(a) company. As of October 2004, PSC began competing solely in the open marketplace for federal business. The Company has a history of winning contracts in "full and open" competitions, including contracts at the Department of Housing and Urban Development, Department of Treasury and the Department of Commerce. PSC will continue to aggressively pursue opportunities in the federal and commercial marketplace. Paradigm believes it can mitigate the impact of transitioning from the 8(a) program through the acquisition of new contract vehicles and the expansion of work with current customers.

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

The following critical accounting policies require management's judgment and estimation, where such estimates have a material effect on the consolidated financial statements:

o        accounting for revenue recognition
o        accounting for cost of revenue
o        accounting for property and equipment
o        accounting for impairment of long-lived assets
o        accounting for goodwill and intangible assets
o        accounting for software development costs
o        accounting for stock-based compensation
o        accounting for deferred income taxes

For a description of these critical accounting policies, refer to Management's Discussion section within the Annual Report on Form 10-K for Paradigm Holdings, Inc. for the fiscal year ended December 31, 2005, and Management's Discussion contained herein.

SOFTWARE DEVELOPMENT COSTS

The Company has capitalized costs related to the development of a certain software product, which provides users with a complete business resiliency tool that incorporates assessment, planning, recovery and notification. Statement of Financial Accounting Standards, ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs when technological feasibility has been established, which the Company generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. This product has an estimated economic life of two years based on anticipated sales. Due to inherent technological changes in software development, however, the period over which such capitalized costs will be amortized may be modified.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment", which replaces SFAS No. 123, and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under SFAS No. 123 (revised), the Company measures and records compensation expense for both its stock options and performance share awards based on their fair value at the date of grant. Prior to January 1, 2006, the Company had accounted for its share-based awards in accordance with SFAS No. 123, as amended, which permitted the Company to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, the Company did not record in its financial statements compensation expense related to its stock option grants.

As permitted by SFAS No. 123 (revised), the Company used the modified prospective method of adopting the new accounting standard; accordingly, financial results for the prior period presented have not been retroactively adjusted to reflect the effects of SFAS No. 123 (revised). Effective May 15, 2006, the Company granted 500,000 shares of options to one of its officers. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $2.50 per share, and expire on May 14, 2016. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly. The company did not grant any share-based awards to employees, officers and directors for the three and six months ended June 30, 2005.

In accordance with SFAS No. 123 (revised), the Company recognizes share-based compensation expense over the requisite service period for: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised). The Company recognized $18,054 as share-based compensation expense for the options granted on May 15, 2006. There was no share-based compensation expense related to employee stock options recognized during the three and six months ended June 30, 2005.

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

                             SCOPE OF THIS STATEMENT

In summary, this EITF relates to the accounting for modifications in a convertible debt instrument that results in changes in the fair value of the conversion option and whether such a conversion results in debt extinguishment. The Company does not have any convertible debt instruments presently and does not believe that EITF 05-07 will have any impact on its statements of operations, financial position or cash flows.

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

                           FASB INTERPRETATION NO. 48

                   ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."

                             SCOPE OF THIS STATEMENT

The Company will adopt FIN No. 48 on January 1, 2007. The Company is currently evaluating the effect that adoption of this interpretation will have on the Company's consolidated financial position and results of operations.

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

The following table sets forth certain items from our consolidated statements of operations for the periods indicated.

                                            Three Months Ended June 30,                Six Months Ended June 30,
(Dollars in thousands)                 2006       2005     2006      2005         2006       2005     2006      2005
                                   --------   --------    -----     -----     --------   --------    -----     -----
Revenue                            $ 16,048   $ 15,630    100.0%    100.0%    $ 32,778   $ 30,676    100.0%    100.0%

Cost of Revenue                      13,274     13,204     82.7      84.5       26,896     26,014     82.1      84.8
                                   --------   --------    -----     -----     --------   --------    -----     -----
Gross Margin                          2,774      2,426     17.3      15.5        5,882      4,662     17.9      15.2

Selling, General & Administrative     2,710      1,938     16.8      12.4        5,292      3,880     16.1      12.6
                                   --------   --------    -----     -----     --------   --------    -----     -----
Income from Operations                   64        488      0.5       3.1          590        782      1.8       2.6

Other expense                          (121)       (60)    (0.8)     (0.4)        (232)       (95)    (0.7)     (0.3)

Income tax (benefit) provision          (21)       130     (0.1)      0.8          138        231      0.4       0.8
                                   --------   --------    -----     -----     --------   --------    -----     -----
Net (loss) income                  $    (36)   $   298     (0.2%)     1.9%    $    220   $    456      0.7%      1.5%

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

                                 -----------------------------------     -----------------------------------
                                     Three Months Ended June 30,              Six Months Ended June 30,
(Dollars in thousands)              2006     2005      2006     2005        2006     2005      2006     2005
                                 -------  -------   -------  -------     -------  -------   -------  -------
Federal Service Contracts        $11,540  $10,718      71.9%    68.6%    $23,473  $20,773      71.6%    67.7%

Federal Repair & Maintenance
Contracts                          3,963    4,705      24.7     30.1       7,903    9,509      24.1     31.0

Commercial Contracts                 545      207       3.4      1.3       1,402      394       4.3      1.3
                                 -------  -------   -------  -------     -------  -------   -------  -------
Total Revenue                    $16,048  $15,630     100.0%   100.0%    $32,778  $30,676     100.0%   100.0%

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

As a result of the factors above, period-to-period comparisons of Paradigm's revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate; causing a possible material adverse effect on Paradigm's operating results and financial condition.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue. For the three months ended June 30, 2006, revenue increased 2.7% to $16.0 million from $15.6 million for the same period in 2005. The increase in revenue is attributable to growth in the federal and commercial service contracts business of $0.8 million and $0.3 million, respectively. Revenue growth in the service business was partially off-set by a decrease of $0.7 million in the federal repair and maintenance business. Federal service revenue growth was driven by increased task orders with existing civilian agency customers. Commercial service revenue growth was a result of the acquisition of Blair Technology Group ("Blair") on October 14, 2005. The decrease in maintenance business is attributable to residual revenue from a system upgrade performed on behalf of a civilian agency customer, which was recognized during the three months ended June 30, 2005 but did not reoccur during the three months ended June 30, 2006.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended June 30, 2006, cost of revenue increased slightly by 0.5% to $13.3 million from $13.2 million for the same period in 2005. As a percentage of revenue, cost of revenue was 82.7% for the three months ended June 30, 2006 as compared to 84.5% for the same period in 2005. The decrease in cost as a percentage of revenue was primarily due to the change in the mix of business as the services business, which has higher gross margins than the maintenance business, comprised a greater percentage of the overall revenues for the three months ended June 30, 2006.

Gross Margin. For the three months ended June 30, 2006, gross margin increased 14.3% to $2.8 million from $2.4 million for the same period in 2005. Gross margin as a percentage of revenue increased to 17.3% for the three months ended June 30, 2006 from 15.5% for the same period in 2005. Gross margin as a percentage of revenue increased due to services revenue, which has a higher gross margin than the maintenance business, comprising a greater percentage of the overall business. Gross margin as it relates to the service contracts increased 3.0% to $2.2 million from $2.1 million for the same period in 2005. Service gross margin as a percentage of revenue decreased slightly from 18.1% for the three months ended June 30, 2006 to 19.4% for the same period in 2005. The decrease as a percentage of revenue was primarily related to the timing of revenue recognition of an award fee of $0.3 million. The award fee was recognized during the three months ending June 30 for 2005 and the three months ending March 31 for 2006. Gross margin, as it relates to the maintenance contracts, increased 93.8% to $0.6 million from $0.3 million for the same period in 2005. The increase in maintenance gross margin is attributable to a non-recurring increase of $0.3 million related to the contract finalization activities on a fixed price maintenance contract, which ended during the quarter ending June 30, 2006.

Selling, General & Administrative Expenses. For the three months ended June 30, 2006, selling, general and administrative ("SG&A") expenses increased 39.8% to $2.7 million from $1.9 million for the same period in 2005. As a percentage of revenue, SG&A expenses increased to 16.8% from 12.4% for the same period in 2005. The increase in expense was due to SG&A expenses generated by the commercial business of $0.7 million and increased legal and consulting expense of $0.2 million related to acquisition support and business process reengineering.

Net (Loss) Income. For the three months ended June 30, 2006, net (loss) income decreased to ($36) thousand from $298 thousand for the same period in 2005. This decrease in net income was due to increased SG&A expenses as discussed above, which was partially off-set by higher gross margins.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue. For the six months ended June 30, 2006, our revenues increased 6.9% to $32.8 million from $30.7 million for the same period in 2005. The increase in revenue is attributable to growth in the federal and commercial service contracts business of $2.7 million and $1.0 million, respectively. Revenue growth in the service business was partially off-set by a decrease of $1.6 million in the federal repair and maintenance business. Federal service revenue growth was driven by increased task orders with existing civilian agency customers. Commercial service revenue growth was a result of the acquisition of Blair Technology Group ("Blair") on October 14, 2005. The decrease in maintenance business is attributable to residual revenue from a system upgrade performed on behalf of a civilian agency customer, which was recognized during the six months ended June 30, 2005 but did not reoccur during the six months ended June 30, 2006.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the six months ended June 30, 2006, cost of revenue increased 3.4% to $26.9 million from $26.0 million for the same period in 2005. The increase in cost of revenue was primarily attributable to the corresponding increase in revenue. As a percentage of revenue, cost of revenue was 82.1% for the six months ended June 30, 2006 as compared to 84.8% for the same period in 2005. The decrease in cost as a percentage of revenue was primarily due to the change in the mix of business as the services business, which has higher gross margins than the maintenance business, comprised a greater percentage of the overall revenues for the six months ended June 30, 2006.

Gross Margin. For the six months ended June 30, 2006, gross margin increased 26.2% to $5.9 million from $4.7 million for the same period in 2005. Gross margin as a percentage of revenue increased to 17.9% for the six months ended June 30, 2006 from 15.2% for the same period in 2005. Gross margin as a percentage of revenue increased due to the increase in revenue and a change in the business mix as services revenue, which has a higher gross margin than the maintenance business, comprised a greater percentage of the overall business. Gross margin as it relates to service contracts increased 24.3% to $4.9 million from $4.0 million for the same period in 2005. The increase in service contract gross margin was due to the increase in service contract revenue and continued cost containment on fixed price contracts. Gross margin, as it relates to the maintenance contracts, increased 37.1% to $0.9 million from $0.7 million for the same period in 2005. The increase in maintenance gross margin is attributable to a non-recurring increase of $0.3 million related to the contract finalization activities on a fixed price maintenance contract, which ended during the quarter ending June 30, 2006.

Selling, General & Administrative Expenses. For the six months ended June 30, 2006, SG&A expenses increased 36.4% to $5.3 million from $3.9 million for the same period in 2005. As a percentage of revenue, SG&A expenses increased to 16.1% from 12.6% for the same period in 2005. The increase in expense was due to SG&A expenses generated by the commercial business of $1.1 million and increased legal and consulting expense of $0.3 million related to acquisition support and business process reengineering.

Net Income. For the six months ended June 30, 2006, net income decreased to $220 thousand from $456 thousand for the same period in 2005. This decrease in net income was due to increased SG&A expenses as discussed above, which was partially off-set by higher gross margins.

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

For the six months ended June 30, 2006, the Company used $917 thousand in cash and cash equivalents versus $49 thousand in cash used for the same period in 2005.

Cash used by operations was $1.0 million for the six months ended June 30, 2006 compared to $0.9 million for the same period in 2005. As of June 30, 2006, the Company had cash on hand of $26 thousand.

Accounts receivable increased by $0.9 million for the six months ended June 30, 2006, versus an increase of $1.4 million for the same period in 2005. The increase in the accounts receivable balance for both years is attributable to delays in billing of a fixed price milestone contract with a civilian agency client. The Company expects to bill and collect the outstanding receivables within the next 12 months.

Prepaid expenses increased by $0.1 million for the six months ended June 30, 2006 versus a decrease of $2.9 million for the same period in 2005. The decrease in prepaid expenses for 2005 was due to the fulfillment of contractual obligations on the IRS LTMCC contract. Deferred revenue for the six months ended June 30, 2006 decreased by $0.1 million versus a decrease of $0.8 million for the same period in 2005. The decrease during the six months ended June 30, 2005 was primarily related to the Company's IRS LTMCC and Sanofi contracts. The deferred revenue for IRS LTMCC was associated with the remaining amortization of software maintenance revenue related to a system upgrade purchased in October 2004. For commercial clients, it is the Company's normal practice to invoice the full contract value at project inception. The Company's largest commercial contract, which is with Sanofi, was invoiced during the twelve months ended December 31, 2005. Deferred revenue related to the Company's commercial contracts decreased during the six months ended June 30, 2005 due to the fulfillment of service obligations.

Accounts payable decreased by $0.4 million for the six months ended June 30, 2006 versus a decrease of $2.1 million for the same period in 2005. The large decrease during the six months ended June 30, 2005 was due to system upgrade and software maintenance related invoices, associated with the IRS LTMCC contract, which were accrued during the three months ending December 31, 2004 but paid during the six months ended June 30, 2005.

Net cash used by investing activities was $0.2 million for the six months ended June 30, 2006 versus $0.1 million for the same period in 2005. Cash used by investing activities during the six months ended June 30, 2006 was primarily a result of the capitalization of software development costs associated with the Company's OpsPlanner software solution. During the six months ended June 30, 2005 cash used by investing activities was a result of the purchase of property and equipment.

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2006 compared to $1.0 million for the same period in 2005. The decrease in cash provided is due to less proceeds from the line of credit to fund operations.

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit is used to borrow funds for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. Under the agreement, the line is due on demand and interest is payable monthly depending on the Company's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Company may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. Of the total borrowings, the Company may use up to $500,000 for letters of credit. As of June 30, 2006, the Company had set aside $400,000 in total letters of credit. The Loan and Security Agreement requires that the Company maintain certain covenants and ratios, which are calculated quarterly. On March 30, 2006, the Company amended its loan agreement with Chevy Chase Bank to modify the tangible net worth, debt service coverage ratio and maximum leverage ratio covenants as follows: (1) minimum tangible net worth of not less than $1,800,000 for December 31, 2005 and March 31, 2006, which shall be increased to $2,000,000 by June 30, 2006 and increased again by 50% of the Company's net income for each fiscal year end beginning with December 31, 2006; (2) minimum debt service coverage ratio as of December 31, 2005 of not less than 1.150 to 1.000, which shall be increased to 1.500 to 1.000 by September 30, 2006; (3) maximum leverage ratio of 9.100 to 1.000 for December 31, 2005, which shall be decreased to 7.500 to 1.000 by March 31, 2006, 5.500 to
1.000 by June 30, 2006, 5.250 to 1.000 by September 30, 2006 and 4.000 to 1.000
by December 31, 2006. Because the Company was not in compliance with the maximum leverage ratio covenant for the period ending March 31, 2006, the Company amended its loan agreement with Chevy Chase Bank on May 12, 2006 to modify the maximum leverage ratio to for March 31, 2006 to 9.100 to 1.000, for June 30, 2006 to 6.500 to 1.000 and for December 31, 2006 to 4.500 to 1.000. On August
11, 2006, Chevy Chase Bank waived the covenant and ratio requirements for the quarter ending June 30, 2006.

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

ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended June 30, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods 25 specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There were no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on March 31, 2006.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective as of May 15, 2006, the Board of Directors of Paradigm granted options (the "Options") to acquire shares of the Company's common stock, par value $0.01 per share to the below listed individuals. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $2.50 per share, and expire on May 14, 2016. The Options are not intended to be incentive stock Options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly.

                                                                       NUMBER OF
  INDIVIDUAL                 TITLE                                       OPTIONS
  -------------------        -------------------------------------     ---------
  Peter B. LaMontagne        President and Chief Operating Officer       500,000


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------------   --------------------------------------------------   -------------------------------------------------
10.1                Covenant waiver to Loan and Security Agreement,      Provided herewith
                    dated August 11, 2006, between Paradigm Holdings,
                    Inc. and Chevy Chase Bank

10.2                Change in Registrant's certifying accountant         Incorporate by reference to the Registrant's
                    from Aronson & Company to BDO Seidman, LLP           Current Report on Form 8-K as filed with the
                                                                         Commission on April 17, 2006.

10.3                Material Contract - Department of Treasury LTMCC     Incorporated by reference to Exhibit 99.1 of the
                                                                         Registrant's Current Report on Form 8-K as filed
                                                                         with the Commission on April 18, 2006.

10.4                Material Contract - Department of Treasury CSM/MIA   Incorporated by reference to Exhibit 99.2 of the
                                                                         Registrant's Current Report on Form 8-K as filed
                                                                         with the Commission on April 18, 2006.

10.5                Announcement of the resignation of Frank Jakovac     Incorporate by reference to the Registrant's
                    as President and Chief Operating Officer, effective  Current Report on Form 8-K as filed with the
                    April 28, 2006                                       Commission on May 1, 2006.

10.6                Letter Agreement, signed May 2, 2006 entered into    Incorporated by reference to Exhibit 99.1 of the
                    between Paradigm Holdings, Inc. and Noble            Registrant's Current Report on Form 8-K as filed
                    International Investments                            with the Commission on May 8, 2006.

10.7                Announcement of the appointment of Peter LaMontagne  Incorporate by reference to the Registrant's as President and Chief Operating Officer, effective  Current Report on Form 8-K as filed with the
                    May 15, 2006                                         Commission on May 8, 2006.

10.8                Announcement of the granting of 500,000 options      Incorporate by reference to the Registrant's
                    with an exercise price of $2.50 per share and a      Current Report on Form 8-K as filed with the
                    three year vesting period                            Commission on May 23, 2006.

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

PARADIGM HOLDINGS, INC.
(Registrant)





By: /S/ RAYMOND A. HUGER              By: /S/ RICHARD SAWCHAK
    -----------------------               -----------------------
    Raymond A. Huger                      Richard Sawchak
    Chief Executive Officer               Chief Financial Officer