Form 10-Q
period 2006-09-30
Paradigm Holdings, Inc
filed 2006-11-15
CIK 313353

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Shares of common stock outstanding on November 7, 2006 were 20,697,929.

================================================================================

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

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......25

     Item 4.  Controls and Procedures.........................................26

PART II. OTHER INFORMATION....................................................27

     Item 1.  Legal Proceedings...............................................27

     Item 1A. Risk Factors....................................................27

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....27

     Item 3.  Defaults Upon Senior Securities.................................27

     Item 4.  Submission of Matters to a Vote of Security Holders.............27

     Item 5.  Other Information...............................................27

     Item 6.  Exhibits and Reports on Form 8-K................................28

SIGNATURES....................................................................30

CERTIFICATIONS
 EXHIBIT 31.1
 EXHIBIT 31.2
 EXHIBIT 32.1
 EXHIBIT 32.2

                             PARADIGM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     9/30/2006         12/31/2005
--------------------------------------------------------------     ------------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $    195,989       $    943,017
  Accounts receivable - contracts                                    14,382,319         15,641,424
  Prepaid expenses                                                    1,034,689            622,594
  Other current assets                                                   29,270            157,804
                                                                   ------------       ------------
    TOTAL CURRENT ASSETS                                             15,642,267         17,364,839
                                                                   ------------       ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                                                151,802            147,896
  Software                                                              608,368            573,612
  Leasehold improvements                                                140,559            119,981
  Automobiles                                                            14,897             66,737
  Equipment                                                           1,238,453          1,002,538
                                                                   ------------       ------------
TOTAL PROPERTY AND EQUIPMENT                                          2,154,079          1,910,764
      Less:  Accumulated depreciation                                (1,318,929)          (796,857)
                                                                   ------------       ------------
    NET PROPERTY AND EQUIPMENT                                          835,150          1,113,907
                                                                   ------------       ------------
OTHER ASSETS
  Intangible assets, net of accumulated amortization                    239,860            420,589
  Capitalized software costs, net of accumulated amortization           109,691                 --
  Goodwill                                                              628,408          2,387,372
  Deposits                                                              102,569             85,884
  Other long-term assets                                                 50,430             10,266
                                                                   ------------       ------------
TOTAL ASSETS                                                       $ 17,608,375       $ 21,382,857
                                                                   ============       ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    9/30/2006          12/31/2005
---------------------------------------------------                -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                                   $    59,672        $ 2,305,486
  Note payable - line of credit                                      4,731,698          4,882,871
  Accounts payable and accrued expenses                              6,024,413          5,322,234
  Accrued salaries and related liabilities                           2,126,676          2,260,410
  Income taxes payable                                                      --              3,595
  Provision for contract loss                                          963,742                 --
  Deferred revenue                                                     232,426            232,433
  Deferred rent, current portion                                        31,935             16,388
  Capital leases payable, current portion                               31,778             25,953
  Deferred income taxes, current portion                               830,221            781,813
                                                                   -----------        -----------
    TOTAL CURRENT LIABILITIES                                       15,032,561         15,831,183
                                                                   -----------        -----------
LONG-TERM LIABILITIES
  Deferred rent                                                        173,575            135,295
  Capital leases payable, net of current portion                        40,938             56,370
  Security deposits held                                                33,408                 --
  Deferred income taxes, net of current portion                        162,166            681,085
                                                                   -----------        -----------
    TOTAL LIABILITIES                                               15,442,648         16,703,933
                                                                   -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000 shares
    authorized, 20,600,707 shares and 20,503,486 shares
    issued and outstanding as of September 30, 2006 and
    December 31, 2005, respectively                                    206,007            205,034
  Additional paid-in capital                                         1,717,414          1,495,000
  Retained earnings                                                    242,306          2,978,890
                                                                   -----------        -----------
    TOTAL STOCKHOLDERS' EQUITY                                       2,165,727          4,678,924
                                                                   -----------        -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $17,608,375        $21,382,857
                                                                   ===========        ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               -------------------------------       -------------------------------
                                                      Three Months Ended                     Nine Months Ended
                                                  Sept. 30,          Sept. 30,          Sept. 30,          Sept. 30,
                                                    2006               2005               2006               2005
--------------------------------------------   ------------       ------------       ------------       ------------
Contract Revenue
  Service contracts                            $ 10,903,410       $ 10,524,664       $ 35,777,918       $ 31,691,621
  Repair and maintenance contracts                3,588,557          5,018,669         11,491,569         14,527,534
                                               ------------       ------------       ------------       ------------
    Total contract revenue                       14,491,967         15,543,333         47,269,487         46,219,155
                                               ------------       ------------       ------------       ------------
Cost of revenue
  Service contracts                               9,877,670          8,417,929         29,791,898         25,603,568
  Repair and maintenance contracts                3,205,251          4,699,727         10,175,066         13,528,080
                                               ------------       ------------       ------------       ------------
    Total cost of revenue                        13,082,921         13,117,656         39,966,964         39,131,648
                                               ------------       ------------       ------------       ------------

Gross margin                                      1,409,046          2,425,677          7,302,523          7,087,507

Selling, general and administrative               2,723,383          1,996,307          8,015,506          5,876,367
Impairment loss                                   1,901,145                 --          1,901,145                 --
                                               ------------       ------------       ------------       ------------
(Loss) income from operations                    (3,215,482)           429,370         (2,614,128)         1,211,140
                                               ------------       ------------       ------------       ------------
Other (expense) income
  Interest and other income                         (17,695)             2,865            (23,475)             9,516
  Interest expense                                 (115,114)           (53,396)          (352,347)          (154,961)
                                               ------------       ------------       ------------       ------------
    Total other (expense) income                   (132,809)           (50,531)          (375,822)          (145,445)
                                               ------------       ------------       ------------       ------------

(Loss) income before income taxes                (3,348,291)           378,839         (2,989,950)         1,065,695
                                               ------------       ------------       ------------       ------------

(Benefits) provision for income taxes              (391,733)           131,452           (253,366)           362,190
                                               ------------       ------------       ------------       ------------

Net (loss) income                              $ (2,956,558)      $    247,387       $ (2,736,584)      $    703,505
                                                ------------       ------------       ------------       ------------

Weighted average number of common shares:
  Basic                                          20,535,893         20,003,368         20,514,288         20,003,368
  Diluted                                        20,535,893         20,003,368         20,514,288         20,003,368

Net (loss) income per common share:
  Basic                                        $      (0.14)      $       0.01       $      (0.13)      $       0.04
  Diluted                                      $      (0.14)      $       0.01       $      (0.13)      $       0.04
                                               ------------       ------------       ------------       ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the nine months ended Sept. 30,                                       2006               2005
---------------------------------------------------------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                  $ (2,736,584)      $    703,505

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Impairment loss                                                       1,901,145               --
  Share-based compensation expense                                        223,387               --
  Depreciation and amortization                                           426,731            275,053
  Bad debt expense                                                         10,025                931
  Loss on sale and disposal of property and equipment                      29,779             40,722
  Deferred income taxes                                                  (470,511)          (524,854)

    (INCREASE) DECREASE IN
      Accounts receivable - contracts                                   1,249,080         (1,840,880)
      Inventory, net                                                         --              (32,914)
      Prepaid expenses                                                   (412,095)         4,086,518
      Other current assets                                                128,534             10,603
      Deposits                                                            (16,685)            (6,200)
      Other long-term assets                                              (40,164)              --
    (DECREASE) INCREASE IN
      Accounts payable and accrued expenses                               702,179         (1,044,262)
      Accrued salaries and related liabilities                           (133,734)           210,367
      Income taxes payable                                                 (3,595)              --
      Provision for contract loss                                         963,742               --
      Deferred revenue                                                         (7)        (1,283,092)
      Deferred rent                                                        53,827              5,436
      Security deposit held                                                33,408               --
                                                                     ------------       ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,908,462            600,933
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additional purchase price consideration for business acquired           (29,597)              --
  Capitalized software costs                                             (146,255)              --
  Proceeds from sale of assets                                             40,885            300,000
  Purchase of property and equipment                                     (103,292)          (337,808)
                                                                     ------------       ------------
  NET CASH USED BY INVESTING ACTIVITIES                                  (238,259)           (37,808)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                       (2,245,814)           431,078
  Payments on capital leases                                              (20,244)            (5,056)
  Proceeds from line of credit                                         40,912,408         32,289,074
  Payments on line of credit                                          (41,063,581)       (32,326,434)
                                                                     ------------       ------------
  NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                     (2,417,231)           388,662
                                                                     ------------       ------------

    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (747,028)           951,787

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            943,017            179,389
                                                                     ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    195,989       $  1,131,176
                                                                     ============       ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                                                       (Unaudited)        (Unaudited)
For the nine months ended Sept. 30,                                        2006               2005
---------------------------------------------------                    ----------         ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Assets sold in exchange for a note receivable                        $       --         $  750,000
                                                                       ==========         ==========
  Equipment purchased under capital leases                             $   10,637         $   40,825
                                                                       ==========         ==========
  Cash paid for income taxes                                           $  816,612         $  212,205
                                                                       ==========         ==========
  Cash paid for interest                                               $  346,959         $  154,961
                                                                       ==========         ==========

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

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") are omitted in this interim report pursuant to the SEC rules and regulations. The interim consolidated financial statements and notes thereto should be read in conjunction with the Annual Report on Form 10-K for the Company for the year ended December 31, 2005.

The accompanying unaudited consolidated financial statements for the Company reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

For a description of the Company's accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the Company for the year ended December 31, 2005. Certain reclassifications have been made to the consolidated financial statements for the prior period presented to conform to the current period presentation.

On September 26, 2006, the Company announced its plan to consider strategic alternatives, including divestiture, regarding its Commercial business. The Company defines the Commercial business as the operations and associated assets related to both its OpsPlanner software solutions and the Blair entity. The Commercial business is equal to the PSI and Blair subsidiaries. The Company did not classify the Commercial business as discontinued operations as of September 30, 2006 since the Company did not meet the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company is actively marketing the Commercial business and the Commercial business is available for immediate sale in its present condition. Management believes the sale of the Commercial business will be completed within one year of the announcement date.

REVENUE RECOGNITION

The Company generated substantially all of its revenue from long-term contracts including time and materials, fixed price and cost-type contracts.

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

Software revenue recognition is in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Since the Company has not established vendor specific objective evidence of fair value, recognition of revenue from the sale of licenses is over the term of the contract.

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

Deferred revenue relates to contracts for which customers pay in advance for services to be performed at a future date. The Company recognizes deferred revenue attributable to our maintenance contracts over the related service periods, which run through 2011.

Revenue related to our OpsPlanner offering, including consulting, software subscriptions and technical support, is deferred and recognized over the appropriate contract service period. These payments are nonrefundable.

MAJOR CUSTOMERS

During the three months ended September 30, 2006 and 2005, the Company's revenues generated from five major customers, totaled 83% and 81% of total revenue, respectively. During the nine months ended September 30, 2006 and 2005, the Company's revenues generated from five major customers, totaled 80% and 81% of total revenue, respectively. The Company's accounts receivable related to these five major customers were 90% and 80% of total accounts receivable at September 30, 2006 and December 31, 2005, respectively. For the three and nine months ended September 30, 2006, the Internal Revenue Service, Bureau of Alcohol, Tobacco, Firearms and Explosives, Office of Community Planning and Development and the Office of the Comptroller of the Currency each comprised greater than 10% of the Company's revenues. The Company defines major customer by agency within the federal government.

GOODWILL AND INTANGIBLE ASSETS

The Company's acquisition of Blair resulted in the recording of intangible assets and goodwill. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", identifiable intangible assets associated with non-compete agreements and customer relationships will be amortized over their economic lives of one and ten years, respectively. Goodwill is subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill is determined to be impaired then these balances are written down to their estimated fair value on the date of the impairment.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. Management believes circumstances or conditions have arisen that would indicate impairment of the goodwill at September 30, 2006. During the quarter ended September 30, 2006, the Company conducted its annual impairment review of long-lived assets and as a result of this review, the Company recorded an impairment charge of $1,901,145 against the goodwill recorded from the acquisition of Blair in October 2005. The impairment is the result of slower than expected revenue growth and operating losses within the Company's Commercial business that have continued to occur through the period ended September 30, 2006.

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

Capitalized software costs at September 30, 2006 were $146,255 with accumulated amortization of $36,564. The capitalized software cost has no residual value at the end of its useful life. Amortization expense for the three and nine months ended September 30, 2006 was $18,282 and $36,564, respectively.

Prior to January 1, 2006, all costs incurred related to the development of this software product were expensed. All other research and development costs are expensed as incurred. For the three and nine months ended September 30, 2006 and 2005, the Company's research and development expenses totaled $114,309 and $234,315 and $284,545 and $565,229, respectively.

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

The Company has adopted SFAS No. 123 (revised) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123 (revised). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the three and nine months ended September 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123 (revised).

SFAS No. 123 (revised) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. Prior to the adoption of SFAS No. 123 (revised), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 "Accounting for Stock-Based Compensation." Effective May 15, 2006, the Company granted options to acquire 500,000 shares of common stock to one of its officers pursuant to an offer of employment. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $2.50 per share, and expire on May 14, 2016. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly. Effective September 1, 2006, the Company issued 97,221 shares of common stock to two employees as part of their employment agreements. These shares vested immediately. The Company did not grant any share-based awards to employees, officers and directors for the three and nine months ended September 30, 2005.

In accordance with SFAS No. 123 (revised), the Company recognizes share-based compensation expense over the requisite service period for: (i) compensation expense for share-based payment awards granted prior, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised). The Company recognized $70,194 and $88,250 as share-based compensation expense for the options granted on May 15, 2006 for the three and nine months ended September 30, 2006, respectively. The Company recognized $135,137 as share-based compensation expense for the common stock issued on September 1, 2006.

There was no share-based compensation expense related to employee stock options recognized during the three and nine months ended September 30, 2005.

Upon adoption of SFAS No. 123 (revised), the Company continues to use the Black-Scholes option pricing models for share-based awards, as was utilized previously and required under SFAS No. 123.

Under SFAS No. 123 (revised), all tax benefits of deductions resulting from the exercise of stock options in excess of compensation costs recognized from those options (excess tax benefits) are to be classified as financing cash flows within the Consolidated Statements of Cash Flows. For the three and nine months ended September 30, 2006, no vested stock options held by employees or directors were exercised.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to subsequently measure those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to all transactions occurring after the adoption of this statement. The Company will adopt SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for a measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

In September 2006, the SEC issued SAB No. 108 regarding the quantification of financial statement misstatements. SAB No. 108 requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company on January 1, 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

2. ACCOUNTS RECEIVABLE

The accounts receivable consist of billed and unbilled amounts under contracts in progress with governmental units, principally the Office of Community Planning and Development, Bureau of Alcohol, Tobacco, Firearms and Explosives, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service, as well as commercial businesses. The components of accounts receivable at September 30, 2006 and December 31, 2005 are:

                                         Sept. 30, 2006     Dec. 31, 2005
                                         --------------     -------------
       Billed receivables                $    4,428,850     $   7,466,935
       Unbilled receivables                   9,953,469         8,174,489
                                         --------------     -------------
        Total                            $   14,382,319     $  15,641,424
                                         ==============     =============

All receivables are expected to be collected during the next twelve months and are pledged to the bank as collateral for the line of credit. The Company's unbilled receivables are comprised of contract costs that cover the current service period, which are normally billed in the following month, and contracts performed on a fixed-price milestone basis, which will be billed within one year. The Company's billed receivables at September 30, 2006 and December 31, 2005 contained retainage of approximately $10,000.

3. PREPAID EXPENSES

Prepaid expenses at September 30, 2006 and December 31, 2005, consist of the following:

                                                Sept. 30, 2006     Dec. 31, 2005
                                                --------------     -------------
       Prepaid insurance, rent and
        software maintenance agreements         $      225,930         $ 163,068
       Prepaid corporate income taxes                  616,442            20,120
       Employee advances and prepaid travel              5,921            41,444
       Contract-related prepaid expenses                 9,238           299,132
       Other prepaid expenses                          177,158            98,830
                                                --------------     -------------
        Total prepaid expenses                  $    1,034,689     $     622,594
                                                ==============     =============

4. INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2006 and December 31, 2005:

                                        September 30, 2006                  December 31, 2005
                                   --------------------------          --------------------------
                                                  Accumulated                         Accumulated
                                       Cost      Amortization              Cost      Amortization
                                   --------          --------          --------          --------
   Non-compete agreements          $ 97,903          $ 93,823          $ 97,903          $ 20,396
   Customer relationships           260,771            24,991           350,382             7,300
                                   --------          --------          --------          --------
   Total                           $358,674          $118,814          $448,285          $ 27,696
                                   ========          ========          ========          ========

The intangible assets have no residual value at the end of their useful lives. Amortization expense for the three and nine months ended September 30, 2006 was $21,928 and $118,814, respectively. There was no amortization for the corresponding periods in 2005.

5. NOTE PAYABLE - LINE OF CREDIT

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The Loan and Security Agreement became effective August 4, 2005. The revolving line of credit will be used to borrow revolving loans for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are collateralized by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly depending on the Company's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Of the total borrowings, the Company may use up to $500,000 for letters of credit. As of September 30, 2006, the Company had set aside $400,000 in total letters of credit. The Loan and Security Agreement requires that the Company maintains certain covenants and ratios, which are calculated quarterly. On March 30, 2006, the Company amended the Loan and Security Agreement with Chevy Chase Bank to modify the tangible net worth, debt service coverage ratio and maximum leverage ratio covenants as follows: (1) minimum tangible net worth of not less than $1,800,000 for December 31, 2005 and March 31, 2006, which was increased to $2,000,000 by June 30, 2006 and increased again by 50% of the Company's net income for each fiscal year end beginning with December 31, 2006; (2) minimum debt service coverage ratio as of December 31, 2005 of not less than 1.150 to 1.000, which was increased to 1.500 to 1.000 by September 30, 2006; (3) maximum leverage ratio of 9.100 to 1.000 for December 31, 2005, which was decreased to 7.500 to 1.000 by March 31, 2006, 5.500 to
1.000 by June 30, 2006, 5.250 to 1.000 by September 30, 2006 and 4.000 to 1.000
by December 31, 2006. Because the Company was not in compliance with the maximum leverage ratio covenant for the period ending March 31, 2006, the Company amended the Loan and Security Agreement with Chevy Chase Bank to modify the maximum leverage ratio for March 31, 2006 to 9.100 to 1.000, for June 30, 2006 to 6.500 to 1.000 and for December 31, 2006 to 4.500 to 1.000. On August 11,
2006, Chevy Chase Bank waived the covenant and ratio requirements for the quarter ended June 30, 2006. On November 14, 2006, Chevy Chase Bank waived the covenant and ratio requirements for the quarter ending September 30, 2006.

6. NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted net income per common share assumes the issuance of common shares pursuant to stock-based compensation plans at the beginning of the applicable period. The following table reflects the computation of the Company's basic and diluted net income per common share for the three and nine months ended September 30, 2006 and 2005.

                                                  Net                    Per Share
                                                Income         Shares      Amount
                                             -----------     ----------    -----
Basic net loss per common share for the
  three months ended September 30, 2006:
Loss available to common stockholders        $(2,956,558)    20,535,893    $(0.14)
Effect of dilutive stock options                      --             --        --
                                             -----------     ----------    ------
Diluted net loss per common share for
  the three months ended September 30, 2006: $(2,956,558)    20,535,893    $(0.14)
                                             ===========     ==========    ======

Basic net income per common share for the
  three months ended September 30, 2005:
Income available to common stockholders      $   247,387     20,003,368    $ 0.01
Effect of dilutive stock options                      --             --        --
                                             -----------     ----------    ------
Diluted net income per common share for
  the three months ended September 30, 2005: $   247,387     20,003,368    $ 0.01
                                             ===========     ==========    ======

Basic net loss per common share for the
  nine months ended September 30, 2006:
Loss available to common stockholders        $(2,736,584)    20,514,288    $(0.13)
Effect of dilutive stock options                      --             --        --
                                             -----------     ----------    ------
Diluted net loss per common share for
  the nine months ended September 30, 2006:  $(2,736,584)    20,514,288    $(0.13)
                                             ===========     ==========    ======

Basic net income per common share for
  the nine months ended September 30, 2005:
Income available to common stockholders      $   703,505     20,003,368    $ 0.04
Effect of dilutive stock options                      --             --        --
                                             -----------     ----------    ------
Diluted net income per common share for
  the nine months ended September 30, 2005:   $  703,505     20,003,368    $ 0.04
                                             ===========     ==========    ======

The Company incurred net losses for the three and nine months ended September 30, 2006. Therefore, all common shares issuable pursuant to stock-based compensation plans were not considered in the diluted loss per share calculations due to the anti-dilutive effect of such shares. For the three and nine months ended September 30, 2006, the Company had total weighted average stock options of 117,815 shares and 124,084 shares, respectively, that were not included in the calculation of diluted net loss per common share as their effect would be anti-dilutive.

7. STOCK OPTIONS

The Company periodically provides compensation in the form of common stock to certain employees and Company's directors.

Effective May 15, 2006, the Company granted options to acquire 500,000 shares of common stock to one of the officers of the Company. One-third of the options will vest on each anniversary of the grant date for the next three years. The options have an exercise price equal to $2.50 per share and expire on May 14, 2016. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly. The Company did not grant any share-based awards to employees, officers and directors for the three and nine months ended September 30, 2005.

Effective September 1, 2006, the Company issued 97,221 shares of common stock to two employees in accordance with their employment agreements. The fair value of the options granted on May 15, 2006 and the common stock shares issued on September 1, 2006 was estimated on the date of the issuance using the Black-Scholes options-pricing model, with the following assumptions:

                                                     Options     Stock
                                                     -------     -----
                   Dividend yield                       None      None
                   Risk-free interest rate             5.16%     5.16%
                   Expected volatility                 53.6%     53.6%
                   Expected term of common stock     6 years       N/A
                   Forfeiture rate                      Zero      Zero

Dividend Yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate - Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on a combination of the historical volatility of the Company's stock for the prior year and supported by volatilities of similar entities.

Expected Term of the Options and Common Stock - This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on an estimated average life of the options granted. Based on a lack of historical information, the Company estimated the expected life would be six years for options granted in May 2006 using the safe harbor criteria of SEC SAB No. 107. Since the common stock was granted with no vesting period and was immediately issued at the grant date, the expected term is not applicable to this grant of common stock.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company uses a forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve month period based on projected levels of operations and headcount levels at various classification levels with the Company. A forfeiture rate of zero was used for the options granted in May 2006 as they related to one officer and was used for the common stock issued in September 2006 as the common stock was issued immediately upon grant.


The fair value of the options granted on May 15, 2006 was approximately $705,000, which was included as part of additional paid-in capital. The fair value of the common stock issued on September 1, 2006 was approximately $135,137, which was expensed during the quarter ended September 30, 2006 and was included as part of additional paid-in capital.

The following table summarized information regarding the 2006 options activity.

                                                                Weighted Average
                                       Number of Options        Exercise Price
                                      ------------------      ----------------
     Outstanding, beginning of year            2,122,000                $ 1.70
     Granted                                     500,000                  2.50
     Exercised                                        --                    --
     Expired                                          --                    --
     Cancelled                                  (302,000)                 1.70

     Outstanding, September 30, 2006           2,320,000                $ 1.87
                                              ----------              --------

     Exercisable, September 30, 2006           1,820,000                $ 1.70
                                              ==========              ========

As of September 30, 2006, the 500,000 options granted on May 15, 2006 are the only non vested options.

The following summarizes the stock options outstanding and exercisable at September 30, 2006.

                               Options Outstanding               Options Exercisable

                                                 Weighted
                                     Weighted     Average                    Weighted
                                      Average    Remaining                    Average
                         Options     Exercise   Contractual      Options     Exercise
  Exercise Price      Outstanding      Price        Life       Exercisable     Price
                     ----------------------------------------------------------------
  $1.70                 1,820,000    $   1.70       9 years      1,820,000    $  1.70
  $2.50                   500,000    $   2.50    9.50 years             --         --
                     ============   =========   ===========    ===========   ========

The intrinsic value of the options outstanding is zero based on the September 29 closing stock price of $1.30.

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

As of September 30, 2006, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at September 30, 2006 approximately, as follows:

Total contract prices of initial contract awards, including
  exercised options and approved change orders (modifications)    $ 238,204,415
Completed to date                                                   211,232,625
-------------------------------------------------------------------------------
  Authorized backlog                                              $  26,971,790
                                                                  =============

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $51,758,000.

9. PROVISION FOR CONTRACT LOSS

Based on an updated and revised estimate at completion ("EAC"), the Company estimates that its firm fixed price software development contract is expected to perform at an operating loss for the remainder of the contract term. The Company has recorded the expected future operating loss of approximately $963 thousand during the quarter ended September 30, 2006. The Company will update its EAC on a monthly basis and record changes to the EAC during the period they become known.

10. SUBSEQUENT EVENTS

On November 1, 2006, the Company issued an additional 97,222 shares of common stock to the employees disclosed in the Stock-Based Compensation section of Note 1 as part of their employment agreements. The fair value of the common shares issued on November 1, 2006 will be estimated based on the date of issuance using the Black-Scholes options-pricing model.

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

With an established core foundation of experienced executives, the Company has rapidly grown from six employees in 1996 to the current level of approximately 300 personnel. Revenues have grown from $51 million in 2003 to over $63 million by the end of 2005.

Paradigm operates through two subsidiary companies: 1) Paradigm Solutions Corporation ("PSC"), which was incorporated in 1996 to deliver information technology (IT) services to federal agencies, and 2) Paradigm Solutions International ("PSI"), which was incorporated in 2004 to deliver IT solutions (with a special focus in Business Continuity Planning and Emergency Management) and software to commercial clients. On October 14, 2005, PSI acquired Blair Management Services, Inc. t/d/b/a Blair Technology Group ("Blair).

On September 26, 2006, the Company announced its plan to consider strategic alternatives, including divestiture, regarding its Commercial business. The Company defines the Commercial business as the operations and associated assets related to both its OpsPlanner software solutions and the Blair entity. The Commercial business is equal to the PSI and Blair subsidiaries. The Company did not classify the Commercial business as discontinued operations at September 30, 2006 since the Company did not meet one of the necessary criteria listed in paragraph 30 of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company is actively marketing the Commercial business and the Commercial business is available for immediate sale in its present condition. Management believes the sale of the Commercial business will be completed within one year of the announcement date.

The Company derives substantially all of its revenues from fees for information technology solutions and services. The Company generates these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-type contracts. The Company typically issues invoices monthly to manage outstanding accounts receivable balances. The Company recognizes revenues on time and materials contracts as the services are provided. For the quarter ended September 30, 2006, Paradigm revenue was comprised of 58.3% fixed price, 23.6% time and material, and 18.1% cost-type contracts.

Paradigm's historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. For the quarter ended September 30, 2006, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 92% of the Company's revenues. During that same period, the Company's five largest clients, all agencies within the federal government, generated approximately 83% of the Company's revenues. In most of these engagements, the Company retains full responsibility for the end-client relationship and direct and manage the activities of the Company's contract staff.

PSC utilized the Small Business Administration ("SBA") 8(a) Business Development ("BD") Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. The term "graduate" is used to refer to a Participant's exit from the 8(a) BD Program at the expiration of the participant's term, thus the business is no longer considered 8(a). This program, allowed PSC to build a base of business with various federal civilian agencies. The backlog of federal business under this program will continue until the contracts end, after which the Company will pursue several avenues to maintain the business it believes is important to its strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime. As of September 30, 2006, 100% of the Company's remaining SBA 8(a) contracts are scheduled for re-compete in 2007.

Due to graduation from the SBA 8(a) BD Program, Paradigm is no longer classified as a small disadvantaged business by the federal government. Accordingly, the Company no longer has access to contract vehicles set aside for 8(a) businesses, unless as a subcontractor to a non-graduated 8(a) company. As of October 2004, PSC began competing solely in the open marketplace for federal business. The Company has a history of winning contracts in "full and open" competitions, including contracts at the Department of Housing and Urban Development, Department of Treasury and the Department of Commerce. PSC will continue to aggressively pursue opportunities in the federal and commercial marketplace. Paradigm believes it can mitigate the impact of transitioning from the 8(a) program through the acquisition of new contract vehicles and the expansion of work with current customers.

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

As permitted by SFAS No. 123 (revised), the Company used the modified prospective method of adopting the new accounting standard; accordingly, financial results for the prior period presented have not been retroactively adjusted to reflect the effects of SFAS No. 123 (revised). Effective May 15, 2006, the Company granted options to acquire 500,000 shares of common stock to one of its officers. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $2.50 per share, and expire on May 14, 2016. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly. Effective September 1, 2006, the Company issued 97,221 shares of common stock to two employees as part of their employment agreements. The Company did not grant any share-based awards to employees, officers and directors for the three and nine months ended September 30, 2005.

In accordance with SFAS No. 123 (revised), the Company recognizes share-based compensation expense over the requisite service period for: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised). The Company recognized $70,194 and $88,250 as share-based compensation expense for the options granted on May 15, 2006 for the three and nine months ended September 30, 2006. The Company recognized $135,137 share-based compensation expense for the common stock issued on September 1, 2006. There was no share-based compensation expense related to employee stock options recognized during the three and nine months ended September 30, 2005.

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

               STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 157

                             FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."

                             SCOPE OF THIS STATEMENT

The statement defines fair value, establishes a framework for a measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's statements of operations, financial position or cash flows.

                        STAFF ACCOUNTING BULLETIN NO. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements.

                             SCOPE OF THIS STATEMENT

SAB No. 108 requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company on January 1, 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

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

The following table sets forth certain items from our consolidated statements of operations for the periods indicated.

                                                Three Months Ended Sept. 30,               Nine Months Ended Sept. 30,
(Dollars in thousands)                      2006       2005     2006      2005         2006       2005     2006      2005
                                        --------   --------    -----     -----     --------   --------    -----     -----
Contract revenue                        $ 14,492   $ 15,543    100.0%    100.0%    $ 47,269   $ 46,219    100.0%    100.0%

Cost of revenue                           13,083     13,118     90.3      84.4       39,967     39,132     84.6      84.7
                                        --------   --------    -----     -----     --------   --------    -----     -----
Gross margin                               1,409      2,425      9.7      15.6        7,302      7,087     15.4      15.3

Selling, general & administrative          2,723      1,996     18.8      12.8        8,015      5,876     17.0      12.7
Impairment loss                            1,901         --     13.1       0.0        1,901         --      4.0       0.0
                                        --------   --------    -----     -----     --------   --------    -----     -----
(Loss) income from operations             (3,215)       429    (22.2)      2.8       (2,614)     1,211     (5.6)      2.6

Other expense                               (133)       (51)    (0.9)     (0.3)        (376)      (145)    (0.8)     (0.3)

(Benefits) provision for income taxes       (392)       131     (2.7)      0.9         (253)       362     (0.5)      0.8
                                        --------   --------    -----     -----     --------   --------    -----     -----
Net (loss) income                       $ (2,956)  $    247    (20.4%)     1.6%    $ (2,737)  $    704     (5.9%)     1.5%

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total contract revenue.

                                     Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
(Dollars in thousands)              2006     2005      2006     2005        2006     2005      2006     2005
                                 -------  -------   -------  -------     -------  -------   -------  -------
Federal service contracts        $10,375  $10,366      71.6%    66.7%    $33,850  $31,140      71.6%    67.4%

Federal repair & maintenance
 contracts                         3,589    5,019      24.8     32.3      11,492   14,528      24.3     31.4

Commercial                           528      158       3.6      1.0       1,927      551       4.1      1.2
                                 -------  -------   -------  -------     -------  -------   -------  -------
Total contract revenue           $14,492  $15,543     100.0%   100.0%    $47,269  $46,219     100.0%   100.0%

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue. For the three months ended September 30, 2006, revenue decreased 6.8% to $14.5 million from $15.5 million for the same period in 2005. The decrease in revenue is attributable to $1.4 million decrease in federal maintenance contracts business and partially off-set by $0.4 million growth in commercial service contracts business during the three months ended September 30, 2006. The decrease in maintenance business is attributable to residual revenue from a system upgrade performed on behalf of a civilian agency customer, which was recognized during the three months ended September 30, 2005 but did not reoccur during the three months ended September 30, 2006. The increase in commercial service contracts business is primarily related to the acquisition of Blair.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended September 30, 2006 and 2005, cost of revenue was $13.1 million. As a percentage of revenue, cost of revenue was 90.3% for the three months ended September 30, 2006 as compared to 84.4% for the same period in 2005. The increase in cost as a percentage of revenue for the three months ended September 30, 2006 was primarily due to the $963 thousand contract loss allowance recorded against the Company's firm fixed price software development contract. The cost of revenue excluding this charge was 83.6% for the three months ended September 30, 2006.

Gross Margin. For the three months ended September 30, 2006, gross margin decreased 41.9% to $1.4 million from $2.4 million for the same period in 2005. Gross margin as a percentage of revenue decreased to 9.7% for the three months ended September 30, 2006 from 15.6% for the same period in 2005. Gross margin as a percentage of revenue decreased primarily due to the contract loss allowance. Gross margin as a percentage of revenue excluding the charge was 16.4% for the three months ended September 30, 2006 or slightly higher than the gross margin for the same period in 2005. Gross margin as it relates to the service contracts decreased 51.3% to $1 million from $2.1 million for the same period in 2005. Service gross margin as a percentage of revenue decreased to 9.4% for the three months ended September 30, 2006 from 20% for the same period in 2005. The decrease as a percentage of revenue was primarily related to the contract loss allowance. Gross margin, as it relates to the maintenance contracts, increased 20.2% to $0.4 million from $0.3 million for the same period in 2005. The increase in maintenance gross margin is attributable to price renegotiation for one of the Company's contracts when it was re-competed in 2006.

Selling, General & Administrative Expenses. For the three months ended September 30, 2006, selling, general and administrative ("SG&A") expenses increased 36.4% to $2.7 million from $2 million for the same period in 2005. As a percentage of revenue, SG&A expenses increased to 18.8% from 12.8% for the same period in 2005. The increase in SG&A expenses was due to $0.6 million increase in SG&A from its commercial business and $0.4 million increase in compensation expenses for potential severance and stock compensation expenses recorded in accordance with SFAS No. 123 (revised), which was partially off-set by $0.3 million cost savings in SG&A.

Impairment Loss. During the three months ended September 30, 2006, the Company conducted its annual review of goodwill and long-lived assets recorded from the acquisition of Blair in October 2005 for impairment. The Company used the discounted cash flow valuation model based on management's projection of future commercial cash flows to determine the fair value of goodwill and long-lived assets. The review indicated the fair value of goodwill and long-lived assets was less than the carrying value. Accordingly, the Company recorded an impairment loss of $1.9 million in the quarter ended September 30, 2006. The impairment is the result of slower than expected revenue growth and operating losses within the commercial consulting area that have continued to occur through the period ended September 30, 2006.

Net Loss. For the three months ended September 30, 2006, net income decreased to a loss of $3 million from net income of $247 thousand for the same period in 2005. This decrease in net income was due to increased SG&A expenses and the contract loss allowance as discussed above, which was partially off-set by $0.4 million of income tax benefits for the three months ended September 30, 2006.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue. For the nine months ended September 30, 2006, revenues increased 2.3% to $47.3 million from $46.2 million for the same period in 2005. The slight increase in revenue is attributable to growth in the federal and commercial service contracts business of $2.7 million and $1.4 million, respectively. Revenue growth in the service business was off-set by a decrease of $3 million in the federal maintenance business. Federal service revenue growth was driven by increased billable labor positions with existing civilian agency customers. Commercial service revenue growth was a result of the acquisition of Blair on October 14, 2005. The decrease in maintenance business is attributable to residual revenue from a system upgrade performed on behalf of a civilian agency customer, which was recognized during the nine months ended September 30, 2005 but did not reoccur during the nine months ended September 30, 2006.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the nine months ended September 30, 2006, cost of revenue increased 2.1% to $40 million from $39.1 million for the same period in 2005. The increase in cost of revenue was primarily attributable to the contract loss allowance on the Company's firm fixed price federal service contract. Cost of revenue excluding the contract loss allowance decreased slightly because of the growth in federal services contracts which generally have lower costs as a percentage of revenue than maintenance contracts. As a percentage of revenue, cost of revenue was 84.6% for the nine months ended September 30, 2006 as compared to 84.7% for the same period in 2005. As a percentage of revenue, cost of revenue excluding the contract loss allowance, was 82.5% for the nine months ended September 30, 2006.

Gross Margin. For the nine months ended September 30, 2006, gross margin increased 3% to $7.3 million from $7.1 million for the same period in 2005. Gross margin as a percentage of revenue increased to 15.4% for the nine months ended September 30, 2006 from 15.3% for the same period in 2005. Gross margin as a percentage of revenue was 17.5% excluding the contract loss allowance for the nine months ended September 30, 2006. The increase was due to the increase in revenue and a change in the business mix as services revenue, which has a higher gross margin than the maintenance business, comprised a greater percentage of the overall business. Gross margin as it relates to service contracts decreased 1.7% to $6 million from $6.1 million for the same period in 2005. The decrease in service contract gross margin was due to the contract loss allowance. Gross margin as it related to service contracts excluding the contract loss allowance increased 14.2% to $6.9 million. Gross margin, as it relates to the maintenance contracts, increased 31.7% to $1.3 million from $1 million for the same period in 2005. The increase in maintenance gross margin is attributable to a non-recurring increase of $0.3 million related to the contract finalization activities on a fixed price maintenance contract, which ended during the quarter ended June 30, 2006.

Selling, General & Administrative Expenses. For the nine months ended September 30, 2006, SG&A expenses increased 36.4% to $8 million from $5.9 million for the same period in 2005. As a percentage of revenue, SG&A expenses increased to 17% from 12.7% for the same period in 2005. The increase in SG&A expenses was due to $1.7 million in increased SG&A from the commercial business and $0.4 million increase in compensation expenses due to potential severance expense and stock compensation expenses recorded in accordance with SFAS No. 123 (revised).

Impairment Loss. During the three months ended September 30, 2006, the Company conducted its annual review of goodwill and long-lived assets recorded from the acquisition of Blair in October 2005 for impairment. The Company used the discounted cash flow valuation model based on management's projection of future commercial cash flows to determine the fair value of goodwill and long-lived assets. The review indicated the fair value of goodwill and long-lived assets was less than the carrying value. Accordingly, the Company recorded an impairment loss of $1.9 million in the quarter ended September 30, 2006. The impairment is the result of slower than expected revenue growth and operating losses within the commercial consulting area that have continued to occur through the period ended September 30, 2006.

Net Loss. For the nine months ended September 30, 2006, net income decreased to a loss of $2.7 million from net income of $0.7 million for the same period in 2005. This decrease in net income was due to increased SG&A expenses as discussed above, which was partially off-set by higher gross margin and the $0.3 million income tax benefits for the nine months ended September 30, 2006.

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

For the nine months ended September 30, 2006, the Company used $747 thousand in cash and cash equivalents versus $952 thousand in cash provided for the same period in 2005.

Cash provided by operating activities was $1.9 million for the nine months ended September 30, 2006 compared to $0.6 million for the same period in 2005. As of September 30, 2006, the Company had cash on hand of $0.2 million.

Accounts receivable decreased by $1.2 million for the nine months ended September 30, 2006 versus an increase of $1.8 million for the same period in 2005. The decrease in the accounts receivable balance for 2006 is attributable to more focused billing and collection efforts. The increase in the accounts receivable balance for 2005 was attributable to delays in billing of a fixed price milestone contract with a civilian agency client. The Company expects to bill and collect the outstanding receivables within the next 12 months.

Prepaid expenses increased by $0.4 million for the nine months ended September 30, 2006 versus a decrease of $4.1 million for the same period in 2005. The decrease in prepaid expenses for 2005 was due to the fulfillment of contractual obligations on the IRS LTMCC contract. Deferred revenue for the nine months ended September 30, 2006 had no change versus a decrease of $1.3 million for the same period in 2005. The decrease during the nine months ended September 30, 2005 was primarily related to the Company's IRS LTMCC contract. The deferred revenue for IRS LTMCC was associated with the remaining amortization of software maintenance revenue related to a system upgrade purchased in October 2004.

Accounts payable increased by $0.7 million for the nine months ended September 30, 2006 versus a decrease of $1 million for the same period in 2005. The increase during the nine months ended September 30, 2006 was due to the timing of vendor invoices at end of the period as well as better cash management related to vendor payments. The decrease during the nine months ended September 30, 2005 was due to system upgrade and software maintenance related invoices, associated with the IRS LTMCC contract, which were accrued during the three months ending December 31, 2004 but paid during the nine months ended September 30, 2005.

Net cash used by investing activities was $0.2 million for the nine months ended September 30, 2006 versus $38 thousand for the same period in 2005. Cash used by investing activities during the nine months ended September 30, 2006 was primarily the result of capitalization of software development costs associated with the Company's OpsPlanner software solution and purchase of property and equipment.

Net cash used by financing activities was $2.4 million for the nine months ended September 30, 2006 compared to cash provided of $0.3 million for the same period in 2005. The increase in cash used is due to payments on the Company's line of credit.

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The Loan and Security Agreement became effective August 4, 2005. The revolving line of credit is used to borrow funds for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly depending on the Company's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the Loan and Security Agreement, the Company may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. Of the total borrowings, the Company may use up to $500,000 for letters of credit. As of September 30, 2006, the Company had set aside $400,000 in total letters of credit. The Loan and Security Agreement requires that the Company maintain certain covenants and ratios, which are calculated quarterly. On March 30, 2006, the Company amended the Loan and Security Agreement with Chevy Chase Bank to modify the tangible net worth, debt service coverage ratio and maximum leverage ratio covenants as follows: (1) minimum tangible net worth of not less than $1,800,000 for December 31, 2005 and March 31, 2006, which was increased to $2,000,000 by June 30, 2006 and increased again by 50% of the Company's net income for each fiscal year end beginning with December 31, 2006;
(2) minimum debt service coverage ratio as of December 31, 2005 of not less than
1.150 to 1.000, which was increased to 1.500 to 1.000 by September 30, 2006; (3) maximum leverage ratio of 9.100 to 1.000 for December 31, 2005, which was decreased to 7.500 to 1.000 by March 31, 2006, 5.500 to 1.000 by June 30, 2006,
5.250 to 1.000 by September 30, 2006 and 4.000 to 1.000 by December 31, 2006.
Because the Company was not in compliance with the maximum leverage ratio covenant for the period ending March 31, 2006, the Company amended the Loan and Security Agreement with Chevy Chase Bank on May 12, 2006 to modify the maximum leverage ratio to for March 31, 2006 to 9.100 to 1.000, for June 30, 2006 to
6.500 to 1.000 and for December 31, 2006 to 4.500 to 1.000. On August 11, 2006,
Chevy Chase Bank waived the covenant and ratio requirements for the quarter ended June 30, 2006. On November 14, 2006, Chevy Chase Bank waived the covenant and ratio requirements for the quarter ending September 30, 2006.

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

ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended September 30, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in legal actions arising in the normal course of business. The Company believes the claims are without merit and intends to vigorously defend its position; however, the Company has accrued $165,000 to settle a matter over disputed compensation that a former employee claims are due. In the opinion of management, the outcome of these matters will not have a material adverse effect on these financial statements.

ITEM 1A: RISK FACTORS

There were no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on March 31, 2006.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective as of September 1, 2006, the Board of Directors of Paradigm issued common stock shares, par value $0.01 per share to the below listed individuals. The market value was $1.39 per share on September 1, 2006. On November 1, 2006, the Board of Directors of Paradigm issued additional common stock shares, par value $0.01 per share to the same individuals.

                                                        NUMBER OF          NUMBER OF
                                                        COMMON STOCK       COMMON STOCK
  INDIVIDUAL           TITLE                            (September 1)      (November 1)
  ----------------     ----------------------------     ------------       ------------
  Thomas Kristofco     Senior Vice President               77,777             77,778
  Robert Duffy         Director, Strategic Accounts        19,444             19,444

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

On August 11, 2006, the Company received a letter with respect to non-compliance of covenants specified in its Loan and Security Agreement with Chevy Chase Bank which was classified as a default per the Loan and Security Agreement with Chevy Chase Bank. In the same letter, the Lender, Chevy Chase Bank, agreed to waive the non-compliance provided that the Company be in compliance with its loan covenants by September 30, 2006. On November 14, 2006, Chevy Chase Bank provided the Company with a verbal confirmation of its covenant compliance for the period ended September 30, 2006. Chevy Chase waived its right to declare default per the Loan and Security Agreement until December 15, 2006. The Company will file the written notice on Form 8-K when received.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meetings of Shareholders of Paradigm Holdings, Inc. was held on August 3, 2006. At the Annual Meeting, our stockholders elected five persons to serve as directors until the 2007 annual meeting of stockholders. The following table states the votes cast for or withheld with respect to the election of directors.

  DIRECTOR NAME               FOR                 WITHHELD            NON-VOTE
  -------------------      ----------            ----------          ----------
  Raymond A. Huger         18,004,839              116,336           2,382,311
  Francis X. Ryan          18,004,839              116,336           2,382,311
  John A. Moore            18,004,839              116,336           2,382,311
  Edwin M. Avery           18,004,839              116,336           2,382,311
  Peter B. LaMontagne      18,004,839              116,336           2,382,311

At the Annual Meeting, our stockholders also approved the adoption of our 2006 Stock Option Plan. The following table states the votes cast for and against the approval of the adoption of our 2006 Stock Option Plan, as well as the number of abstentions with respect to the approval of the adoption of our 2006 Stock Option Plan.

                FOR              WITHHELD             ABSTAIN          NON-VOTE
           -----------          ----------          -----------       ----------
             16,435,809           9,783              1,578,223        2,479,671

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------------   --------------------------------------------------   -------------------------------------------------
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

3.1                 Articles of Incorporation                            Incorporated by reference to the Registrant's
                                                                         Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2006

3.2                 By-laws                                              Incorporated by reference to the Registrant's
                                                                         Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2006

10.1                Change in Registrant's certifying accountant         Incorporated by reference to the Registrant's
                    from Aronson &Company to BDO Seidman, LLP            Current Report on Form 8-K as filed with the
                                                                         Commission on April 17, 2006

10.2                Material Contract - Department of Treasury LTMCC     Incorporated by reference to Exhibit 99.1 of the
                                                                         Registrant's Current Report on Form 8-K as filed
                                                                         with the Commission on April 18, 2006

10.3                Material Contract - Department of Treasury CSM/MIA   Incorporated by reference to Exhibit 99.2 of the
                                                                         Registrant's Current Report on Form 8-K as filed
                                                                         with the Commission on April 18, 2006

10.4                Announcement of the resignation of Frank Jakovac     Incorporated by reference to the Registrant's
                    as President and Chief Operating Officer, effective  Current Report on Form 8-K as filed with the
                    April 28, 2006                                       Commission on May 1, 2006

10.5                Letter Agreement, signed May 2, 2006 entered into    Incorporated by reference to Exhibit 99.1 of the
                    between Paradigm Holdings, Inc. and Noble            Registrant's Current Report on Form 8-K as filed
                    International Investments                            with the Commission on May 8, 2006

10.6                Announcement of the appointment of Peter LaMontagne  Incorporated by reference to the Registrant's as President and Chief Operating Officer, effective  Current Report on Form 8-K as filed with the
                    May 15, 2006                                         Commission on May 8, 2006

10.7                Announcement of the granting of 500,000 options      Incorporated by reference to the Registrant's
                    with an exercise price of $2.50 per share and a      Current Report on Form 8-K as filed with the
                    three year vesting period                            Commission on May 23, 2006

10.8                Covenant waiver to Loan and Security Agreement,      Incorporated by reference to Exhibit 10.1 of
                    dated August 11, 2006, between Paradigm Holdings,    the Registrant's Quarterly Report on Form 10-Q
                    Inc. and Chevy Chase Bank                            as filed with the Commission on August 14, 2006

10.9                Agreement, dated August 16, 2006, by and among       Incorporated by reference to Exhibit 99.1 of
                    Paradigm Holdings, Inc., Paradigm Solutions          the Registrant's Current Report on Form 8-K as
                    International, Inc., Thomas Kristofco and            filed with the Commission on August 24, 2006
                    Robert Duffy

10.10               Amendment to employee agreement, dated August 16,    Incorporated by reference to Exhibit 99.2 of
                    2006, by and between Paradigm Solutions              the Registrant's Current Report on Form 8-K as
                    International, Inc. and Thomas Kristofco             filed with the Commission on August 24, 2006

10.11               Amendment to employee agreement, dated August 16,    Incorporated by reference to Exhibit 99.3 of
                    2006, by and between Paradigm Solutions              the Registrant's Current Report on Form 8-K as
                    International, Inc. and Robert Duffy                 filed with the Commission on August 24, 2006

10.12               Announcement of the presentation to be discussed     Incorporated by reference to the Registrant's
                    At the Noble Financial Group investor conference     Current Report on Form 8-K as filed with the
                    On September 26, 2006                                Commission on September 26, 2006

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

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------------   --------------------------------------------------   -------------------------------------------------
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