Form 10-K
period 2006-12-31
Paradigm Holdings, Inc
filed 2007-04-17
CIK 313353

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

          9715 Key West Avenue, Third Floor, Rockville, Maryland 20850
               (Address of principal executive offices, zip code)

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

The aggregate market value of the voting stock held by non-affiliates was approximately $16,166,890 based upon the closing price on March 28, 2007.

Number of shares of common stock outstanding as of March 28, 2007 was:
19,019,871 shares.

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

Such forward-looking statements include, but are not limited to:

o     Funded backlog;
o     Estimated remaining contract value;
o Our expectations regarding the U.S. federal government's procurement budgets and reliance on outsourcing of services;
o Our financial condition and liquidity, as well as future cash flows and earnings; and
o     Statements on pending acquisitions.

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

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.    BUSINESS ...........................................................1


ITEM 1A.   RISK FACTORS.......................................................11


ITEM 1B.   UNRESOLVED STAFF COMMENTS..........................................19


ITEM 2.    PROPERTIES ........................................................19


ITEM 3.    LEGAL PROCEEDINGS..................................................20


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................20


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................21


ITEM 6.    SELECTED FINANCIAL DATA............................................23


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................24


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........36

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................36


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.............................................36


ITEM 9A.   CONTROLS AND PROCEDURES............................................36


ITEM 9B.   OTHER INFORMATION..................................................36


                                    PART III


ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.............37


ITEM 11.   EXECUTIVE COMPENSATION.............................................40


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS..................................43


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
             DIRECTOR INDEPENDENCE............................................44


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.............................44


                                     PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...........................46


           SIGNATURES

                                     PART I


ITEM 1. BUSINESS

COMPANY OVERVIEW

Paradigm Holdings, Inc. ("Paradigm" and/or "Company") (website:
www.paradigmsolutions.com) provides information technology and business continuity solutions, primarily to government customers. Headquartered in Rockville, Maryland, Paradigm was founded based upon strong commitment to high standards of performance, integrity, customer satisfaction, and employee development.

With an established core foundation of experienced executives, Paradigm has grown from six employees in 1996 to the current level of approximately 300 personnel. Revenues have grown from $51 million in 2003 to almost $60 million by the end of 2006.

During 2006, Paradigm was comprised of two subsidiary companies: 1) Paradigm Solutions Corporation, which was incorporated in 1996 to deliver information technology (IT) services to federal agencies, and 2) Paradigm Solutions International, which was incorporated in 2004 to deliver IT solutions (with a special focus in Business Continuity Planning and Emergency Management) and software to commercial clients.

o PARADIGM SOLUTIONS CORPORATION ("PSC")--PSC is dedicated to providing premier IT expertise to Paradigm's federal clients. PSC's targeted agencies include the U.S. Department of the Treasury, U.S. Department of Homeland Security, U.S. Department of Justice, and the U.S. Department of Defense (including Secretary of Defense, Army, Navy/Marine Corps, Air Force, and Joint Forces Command). In addition, Paradigm serves other agency clients such as the Department of Housing and Urban Development and the Department of Commerce in cases where they offer profitable contract opportunities that significantly augment Paradigm's revenues.

o PARADIGM SOLUTIONS INTERNATIONAL ("PSI")--PSI was established in 2004 to apply Paradigm's expertise quadrants to the commercial arena in a growth-oriented, profitable manner. In October of 2005, PSI acquired Blair Technology Group ("Blair"), a provider of business continuity and information technology security solutions primarily to commercial clients. Based in Altoona, PA, Blair has served over 300 commercial customers in a variety of industries including finance, healthcare and energy. In the commercial arena, Paradigm's targeted clients include pharmaceutical, financial services, manufacturing, distribution, and retail companies. On September 22, 2006, the Company established an independent committee of its Board of Directors to evaluate strategic alternatives with regard to the Company's commercial arena activities, including the potential sale of the Commercial business. The Company defines the Commercial business as all of the outstanding capital stock of PSI, which includes all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool ("OpsPlanner"). The Company classified the Commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of Statement of Financial Accounting Standards No. 144 ("SFAS"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The decision to divest was made during the fourth quarter of 2006 following the completion of the independent committee's evaluation of strategic alternatives. The Company completed the sale of the Commercial business on February 28, 2007. The Commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company's continuing operations in the Consolidated Financial Statements for all current and prior periods presented. Refer to Note 2 of the Notes to Consolidated Financial Statements for a further discussion of the Blair acquisition. Refer to Note 3 of the Notes to Consolidated Financial Statements for a further discussion of the discontinued operations.

Paradigm supports our clients' mission-critical initiatives via four expertise quadrants: Enterprise Risk Management, Systems Engineering, Infrastructure Support, and Program Management. Our primary focus for business growth will be on pursuing IT solutions work with the Department of Defense, Homeland Security and other national security oriented agencies where we believe the opportunity for profitable business is greater.

Paradigm has achieved significant accomplishments over the past two years, including the expansion of Paradigm's ISO 9001:2000 Quality Management Office's purview to include additional federal government contracting compliance, program management training, and performance monitoring processes. Paradigm's dedication to its customers is reflected in the numerous customer and industry awards it has received, including:

o     Washington Technology's Top 100 Federal Prime Contractors - 2005.
o     Input Federal IT Top 150 - 2005.
o     VAR Business Top 500 National Solutions Provider - 2005, 2004 and 2003.

In addition, Paradigm was named to Black Enterprise Magazine's list of Top 100 Black-Owned Businesses in 2005, 2004, 2003, and 2002.

Paradigm is steadfast in its commitment to best practices in meeting changing requirements and providing cutting-edge innovations to advance our clients' respective missions. We focus on delivering high-quality information technology services on-time and within budget through seamless transitions, program stability, and effective contract implementation and administration.

CORPORATE HISTORY

Paradigm, formerly known as Cheyenne Resources, Inc. ("Cheyenne Resources"), was incorporated in Wyoming on November 17, 1970. In January 2004, Skye Blue Ventures, an entity beneficially owned by Mr. Dennis Iler, purchased a controlling interest in Paradigm. Skye Blue Ventures purchased 2,350,000 shares of common stock of Cheyenne Resources from the former directors of Cheyenne Resources for $75,000 and purchased 23,000,000 shares of common stock directly from Cheyenne Resources for $50,000. Cheyenne Resources issued 21,300,000 shares out of the 23,000,000 as it only had 21,300,000 shares available under its then-current authorized common stock. In August 2004, J. Paul Consulting, Shortline Equity Investments and Ultimate Investments purchased Skye Blue Ventures' ownership interest in Cheyenne Resources and subscribed for an aggregate of 10,000,000 shares of common stock of Cheyenne Resources for $200,000.

Paradigm acquired PSC, a Maryland corporation incorporated in 1996, through a reverse acquisition on November 3, 2004. Cheyenne Resources, prior to the reverse acquisition, operated principally in one industry segment, the exploration for and sale of oil and gas. Cheyenne Resources held oil and gas interests and was involved with producing and selling oil, gas and other mineral substances. Cheyenne Resources did not engage in refining or retail marketing operations; rather its activities had been restricted to acquiring and disposing of mineral properties, and to producing and selling oil and gas from its wells. Cheyenne Resources had no operations as of the date of the reverse acquisition, and the operations of PSC, which consisted primarily of providing information technology services to the Federal government, continued following the reverse acquisition. The reverse acquisition was completed when Paradigm entered into an Agreement and Plan of Reorganization with Paradigm Solutions Merger Corp., a Delaware corporation and wholly-owned subsidiary of Paradigm (the "Merger Sub"), PSC, a Maryland corporation and the shareholders of PSC. Pursuant to the Agreement and Plan of Reorganization, the Merger Sub was merged with and into PSC, the surviving Corporation, and PSC continues its existence under the laws of the State of Maryland and is a wholly-owned subsidiary of Paradigm. In consideration of the Merger, the PSC shareholders exchanged 13,699 shares of common stock of PSC, which was 100% of the issued and outstanding capital stock of PSC, for 17,500,000 shares of common stock of Paradigm.

On December 17, 2004, Paradigm formed the wholly-owned subsidiary, PSI, to focus on providing information technology and software solutions to the commercial arena.

On October 14, 2005, PSI acquired Blair. PSI was the surviving corporation and continued its corporate existence under the laws of the State of Maryland as a wholly-owned subsidiary of Paradigm until February 28, 2007. Pursuant to the Merger Agreement, the Shareholders exchanged all of the issued and outstanding capital stock of Blair in exchange for (i) One Million Dollars (US $1,000,000),
(ii) five hundred thousand shares of common stock, par value $0.01 per share, of Paradigm (the "Shares") and (iii) $465,553 in cash to satisfy notes payable to shareholders. Pursuant to the Merger Agreement and an Escrow Agreement entered into by the parties, sixty thousand (60,000) of the Shares were held in escrow for a period of one (1) year from the date of closing and were released on October 14, 2006. In addition, under the terms of the Merger Agreement, Paradigm issued to the Shareholders an additional 291,666 shares of common stock of Paradigm pursuant to a modified earn-out provision. The modification was put in place on August 16, 2006 and was considered a modification under SFAS No. 123 (revised). The shares were issued over three installments on September 1, November 1, and December 31, 2006.

On September 26, 2006, the Company announced its plan to consider strategic alternatives, including divestiture, regarding its Commercial business. The Company defines the Commercial business as all of the outstanding capital stock of PSI, which includes all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool. The Company classified the Commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of SFAS No. 144. The Company completed the sale of the Commercial business on February 28, 2007.

OUR GROWTH STRATEGY

Paradigm has implemented a number of strategies to attempt to grow our business in the federal information technology and business continuity markets. These include:

o INCUMBENCY LEVERAGING--Paradigm emphasizes thoroughly analyzing our current customers and then systematically targeting and pursuing new opportunities based on this knowledge. The incumbency analysis/leveraging process involves:

      o Convening focused meetings involving Operations & Business Development staff for all of our key incumbent contracts.
      o Identifying related and non-related divisions, offices, and initiatives where Paradigm can add value.
      o Identifying contracts (current and new) within these offices/initiatives where we can be competitive.
      o Determining the key decision-makers within the office/initiative who will have greatest influence on contract awards.
      o Analyzing the competition (especially the incumbent where there is a current contract) to determine relative strengths, weaknesses, and strategies.
      o     Meeting extensively with current/new clients.
      o Becoming extremely knowledgeable in the goals and strategies of each client organization.
      o     Targeting and qualifying the highest-priority opportunities.
      o Applying the resources necessary to win high-revenue, high-margin business.

      We believe that leveraging the benefits of our incumbency is an efficient and effective means of growing our company based on where we are currently strongest. In particular, we emphasize strategies to learn of viable opportunities long before the expected RFP date--at least a year ahead whenever possible.

o STRATEGIC MARKET PENETRATION--To augment Paradigm's efforts in building a profitable business within new client agencies and arenas, we have implemented a focused process of Strategic Market Penetration (SMP). This process involves the following:

      o Conducting extensive research on the background, mission, and objectives of a new agency/division.
      o Identifying primary contracts (current and projected) where Paradigm could provide a viable alternative or more complete solution.
      o     Identifying key decision-makers who influence contract awards.
      o     Researching incumbent and other competitors.
      o Interviewing decision-makers in depth to understand their mission & requirements.
      o Tracking and pursuing new and re-compete opportunities within the agency/division.

      The process is carried out in a systematic, highly organized manner based on the agencies and opportunities that appear to offer the greatest strategic fit with Paradigm's capabilities and objectives. The paragraphs below describe the SMP approach in more detail.

o STRATEGIC ALLIANCES--Paradigm's strategic alliances with innovative software and hardware vendors. Our Company is continually seeking innovative technologies that allow Paradigm to combine its systems integration and support expertise with the innovative technologies to produce a complete solution that can be sold in the federal, or defense markets.

      Depending on the alliance, Paradigm may partner with a company to provide integration services to support the Company's sales, or Paradigm will establish a relationship as a value-added reseller (VAR) so Paradigm can sell the product in conjunction with its consulting services. VAR relationships are advantageous as they provide Paradigm with the opportunity to generate additional income through product sales, as well as create additional customer loyalty since they deal only with Paradigm and not the vendor. Paradigm also pursues strategic relationships with prime system integrator companies who have a significant presence in target markets. By aligning with these firms as a subcontractor, Paradigm accelerates its penetration of the space with a plan to move toward a niche prime contractor role over time.

Furthermore, Paradigm's growth strategy emphasizes additional key elements, which include:

      o Recruit, train, and deploy a highly motivated, professional business development team.
      o Selectively add sales and professional delivery resources, deployed in a broader geographic area.
      o Achieve rapid expansion through organic growth and strategic acquisitions.
      o     Remain focused in our federal agency specific service offerings.
      o     Target vertical market prospects in a wider range of geographies.

KEY INFORMATION TECHNOLOGY TRENDS: GOVERNMENT

Key trends within the federal arena that affects Paradigm's growth and day-to-day success include:

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

INCREASED OUTSOURCING OF TECHNOLOGY PROGRAMS--Government organizations rely heavily on outside contractors to provide skilled resources to accomplish technology programs. This reliance will continue to intensify due to political and budgetary pressures in many government agencies and due to the difficulties facing governments in recruiting and retaining highly skilled technology professionals in a competitive labor market. In concert with its transition to more commercial-like practices, government is increasingly outsourcing technology programs as a means of simplifying the implementation and management of technology, so that government workers can focus on their functional mission.

ASCENDANCY OF ENTERPRISE RISK MANAGEMENT (ERM)--in recent years, several factors have combined to greatly increase awareness of the need for good information technology Risk and Business Continuity Management within the federal government sector. These factors include:

      o Increased regulatory requirements (corporate governance and the Federal Information Security Management Act).
      o The continued threat of terrorism (including employee sabotage and cyber attacks).
      o Homeland Security Commission 9/11 Report standardization on how to measure preparedness, National Fire Protection Association 1600, and Federal Emergency Management Agency's Federal Preparedness Circular 65 dated June 15, 2004 and updated March 1, 2006.
      o Demands from large enterprises and government organizations that their suppliers have business continuity plans in place as a prerequisite for doing business.

Furthermore, the increasing awareness of the negative mission impact of natural disasters such as hurricanes, floods and tornados increases receptivity of current and prospective clients to ERM offerings.

PRODUCT & SERVICE OFFERINGS

Paradigm provides information technology services through four broad areas (quadrants) that address the needs and particular challenges of the government marketplace. These quadrants include:

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

      Business continuity is a critical element of Paradigm's offerings because the quadrant: a) encompasses a gamut of mid-to-high margin product and services areas, b) allows for relatively long-term and full-time equivalent (FTE) intensive contracts, and c) enables Paradigm to connect with the operational infrastructure of federal organizations while building an "entrenched" role and position for our company.

o SYSTEMS ENGINEERING--This quadrant involves the development of mission-critical, often enterprise-wide solutions (via skill-sets such as enterprise Java development) that are central to the organization and management of information. The quadrant encompasses:

      o     System and software design, development, engineering, & integration.
      o     Legacy systems modernization.
      o     Systems management and lifecycle maintenance.
      o Vertical market-specific solutions (e.g. data mining, workflow, collaboration, decision support).

      Software/systems engineering is a critical element of Paradigm's offerings because the quadrant: a) involves highly skilled technical expertise that can command higher margins, b) often requires security clearance levels that can yield greater profit, and c) enables Paradigm to connect with the operational infrastructure of a federal organization while building a key enterprise role and relationship for our Company.

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

      Program management is a critical element of Paradigm's offerings because the quadrant: a) "opens up" program areas within a client organization that can be different from the CIO or technology-focused divisions, b) allows for relatively long-term and FTE intensive contracts, and c) enables Paradigm to penetrate deep within the operational infrastructure of federal organization while building a key enterprise role and relationship for our Company.

The above competencies constitute the IT and management support strengths targeted by Paradigm for emphasis within the federal arena. Our seasoned project managers and experienced technical teams collaborate with our clients to define the scope, deliverables, and milestones for every project we undertake to ensure our clients' satisfaction.

In addition to service-focused expertise, Paradigm is the exclusive reseller in the federal market for a licensed proprietary software tool, OpsPlanner (TM) through its reseller agreement with PSI. OpsPlanner is one of the first tool sets to integrate continuity planning, emergency management, and automated notification in one easy-to-use platform. Although the intellectual property rights of this offering transferred with the sale of the Commercial business on February 28, 2007, the Company plans to continue to make OpsPlanner a central part of its business continuity consulting practice in the federal government market. From inception, this platform was developed as an integrated application--unlike those of competitors, which offer continuity planning, emergency management and automated notification as separate software modules. The OpsPlanner(TM) offering, when implemented with Paradigm's consulting expertise, provides a superior solution for continuity of operations planning and risk management challenges.

EXISTING CUSTOMER SERVICE EXAMPLES HELP DESK SUPPORT

Challenge: Develop and implement a more efficient, responsive, and better managed computer support system.

Results: As essential personnel, our staff operates the client Help Desk 24/7. Computer support had been conducted originally by customer personnel without a massive call center, tracking system, or call response procedures. Paradigm's program manager reviewed the method in which computer support was being provided and recommended a full-fledged Help Desk operated by highly technical contractor support staff capable of providing onsite 24/7 support to all headquarters and field office personnel. A year after implementation of the new Help Desk call center with support being provided by both customer and Paradigm personnel, the customer recognized Paradigm's success in operating the Help Desk by entrusting the team with more high-level responsibility and reducing the original contractor-to-federal employee ratio for operating the Help Desk. The Help Desk was fully staffed by Paradigm, and the support expanded to include mainframes, some accounting and human resource system support, and support for other secret information. Using Front Range System's HEAT, Paradigm recorded an average of 1,600 help desk specific calls per month. Many of these calls are resolved over the phone through providing step-by-step instruction or through remote access to the user's workstation. Calls that cannot be resolved over the phone are assigned to other support groups for resolution or to outside contractors to resolve user issues. Our use of the Front Range System has been so effective that Front Range describes our process as part of their marketing promotion of best use of the system.

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

EXISTING CONTRACT PROFILES

As of December 31, 2006, we had a portfolio of 20 active contracts with the federal government. Our contract mix for the year ended December 31, 2006 was 56.5% fixed price contracts, 25.5% time and materials contracts, and 18.0% cost-plus contracts.

Under a fixed price contract, the contractor agrees to perform the specified work for a firm fixed price. To the extent that actual costs vary from the price negotiated we may generate more or less than the targeted amount of profit or even incur a loss. We generally do not pursue fixed price software development work that may create material financial risk; however, we have one significant contract of this type. We do, however, execute some fixed price labor hour and fixed price level of effort contracts which represent similar levels of risk as time and materials contracts. The substantial majority of these fixed price contracts involve a defined number of hours or a defined category of personnel. We refer to such contracts as "level of effort" contracts.

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

Our historical contract mix from the continuing operations is summarized in the table below.

Contract Type                          2006          2005          2004
--------------                         ----          ----          ----

Fixed Price (FP)                        57%           56%           51%
Time and Materials (T&M)                25%           29%           32%
Cost-Plus (CP)                          18%           15%           17%

Listed below are our top programs by 2006 revenue, including single award and multiple award contracts. We are a prime contractor on each of these programs.

                     TOP PROGRAMS/CONTRACTS BY 2006 REVENUE
                                 ($ in millions)

                                                                                   Estimated
                                                                                   Remaining
                                                                                   Contract
Contract                                               Period of     2006          Value as of
Programs                      Customer                 Performance   Revenue       12/31/06      Type
--------                      --------                 -----------   -------       -----------   ----
Long Term Maintenance of      Department of
Computing Center              Treasury - IRS           6/01 - 3/07   $      12.3   $       2.6    FP

Alcohol, Tobacco & Firearms   Department of Justice    2/02 - 2/07          10.8           1.4    CP

Community Planning &          Housing and Urban
Development                   Development              3/03 - 3/07           9.6           1.9    FP

United States Secret Service  Department of Homeland
                              Security                 9/99 - 1/07           4.5           0.2   T&M

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

DEPARTMENT OF HOMELAND SECURITY - UNITED STATES SECRET SERVICE (USSS)

Paradigm provides a technically sound and cost-effective Facilities Management environment with emphasis placed on quality services to support the USSS's critical mission. Paradigm staff provides IBM 7060-H50 Mainframe, EMC disk storage, and StorageTek tape silo Mainframe Hardware and Computer Operations Support. The Paradigm Team also provides OS-390 Systems Programming, WAN/LAN Administration, Database Administration of Oracle and CA-IDMS databases, and Business Continuity Planning services.

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

Our total backlog as of December 31, 2006 was approximately $66.7 million, of which approximately $19.4 million was funded. However, there can be no assurance that we will receive the amounts we have included in our backlog or that we will ultimately recognize the full amount of our funded backlog as of December 31, 2006. We estimate our funded backlog will be recognized as revenue during fiscal 2007 or thereafter.

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

o Large pool of resources to develop leading-edge technology and business solutions - In addition to our highly capable staff, we have access to a pool of expert consulting resources to help customize solutions to meet client needs.
o Outstanding management solutions through best practices and processes - Paradigm interacts routinely to share information on best business practices that can be applied to all business opportunities and contracts.
o Highly responsive approach to achieving high customer satisfaction - A key distinguishing factor for Paradigm is the excellent reputation we have attained with our customers over the years.

Paradigm routinely applies these competitive strengths in bidding on new procurements - as well as in performing work on our current contracts.

BUSINESS DEVELOPMENT SUMMARY

Paradigm's business development function is based on a team approach wherein our executives, business development, and operations roles interact closely on a day-to-day basis to build our business in mission-critical areas for our customers. New opportunities are identified and qualified by all three functions--this helps to gain maximum leverage from all development dollars as well as to more quickly and effectively penetrate our targeted client organizations.

Paradigm employs a formal methodology for identifying, pursuing, and capturing new business. Our day-to-day business development efforts are based on the following principles:

o Fully leverage our current client relationships to: (a) grow our current contracts, and (b) identify and win new opportunities within not only the current divisions/departments, but also across the client organization.
o Manage and communicate critical client and opportunity information effectively across our development and operations groups to help take advantage of all of our knowledge and insight--working fully as a team.
o Qualify opportunities according to a structured, systematic process that helps ensure that Paradigm devotes its resources to the highest priority leads.
o Measure and evaluate our achievements against a specific, quantifiable set of short and long-term objectives.

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

As of December 31, 2006, we had 288 personnel (full time, part time, and consultants). Of our total personnel, 234 were Paradigm IT service delivery professionals and consultants, 30 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions, and 24 were Commercial business employees. None of our personnel is represented by a collective bargaining unit. As of December 31, 2005, we had 362 personnel (full time, part time, and consultants). Of our total personnel, 292 were Paradigm IT service delivery professionals and consultants, 40 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions, and 30 were Commercial business employees.

WEBSITE ACCESS TO REPORTS

Our filings with the U.S. Securities and Exchange Commission (the "SEC") and other information, including our Ethics Policy, can be found on the Paradigm website (www.paradigmsolutions.com). Information on our website does not constitute part of this report. We make available free of charge, on or through our Internet website, as soon as reasonably practicable after they are electronically filed with or provided to the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or provided to pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934.

ITEM 1A. RISK FACTORS

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

We have relied on significant external financing to fund our operations. As of December 31, 2006 and December 31, 2005, we had $371,176 and $943,017,
respectively, in cash, $2,464,022 and $2,305,486, respectively, of bank overdraft, and our total current assets were $18,719,853 and $17,384,482, respectively. We may need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. If we do not maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing may result in the need to curtail business operations.

ALL OF OUR ASSETS ARE PLEDGED TO SECURE CERTAIN DEBT OBLIGATIONS, WHICH WE COULD FAIL TO REPAY

Our Loan and Security Agreement, dated March 13, 2007, with Silicon Valley Bank, requires us to secure our repayment obligations with a first priority perfected security interest in any and all assets of Paradigm as described in the Loan and Security Agreement. The Loan and Security Agreement is further secured by an intellectual property security agreement, by and between Paradigm and the Silicon Valley Bank. Under the Loan and Security Agreement, our line of credit is due on demand and interest is payable monthly based on a floating per annum rate based on the Prime Rate plus a premium as is more fully set forth in the Line of Credit Agreement. In the event we are unable to timely repay any amounts owed under the Loan and Security Agreement, we could lose all of our assets and be forced to curtail our business operations. In addition, because our debt obligations with Silicon Valley Bank are secured with a first priority lien, it may make it more difficult for us to obtain additional debt financing from another lender, or obtain new debt financing on terms favorable to us, because such new lender may have to be willing to be subordinate to Silicon Valley Bank.

ALL OF OUR REVENUES WOULD BE SUBSTANTIALLY THREATENED IF OUR RELATIONSHIPS WITH AGENCIES OF THE FEDERAL GOVERNMENT WERE HARMED

Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues could decline substantially. We could be forced to curtail our business operations. During the twelve months ending December 31 2006, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenues from continuing operations of which, 27% was U.S. Small Business Administration (SBA) 8(a) business. During that same period, our four largest clients, all agencies within the federal government, generated approximately 77% of our revenues. We believe that federal government contracts are likely to continue to account for a significant portion of our revenues for the foreseeable future.

WE MAY ENCOUNTER RISK IN MAINTAINING OUR CURRENT U.S. SMALL BUSINESS ADMINISTRATION (SBA) 8(A) REVENUE IN THE FUTURE

As of October 2004, Paradigm Solutions Corporation began competing solely in the open marketplace for federal business. Due to our graduation from the Small Business Administration 8(a) Business Development Program, we are no longer classified as a small disadvantaged business by the federal government. Accordingly, we will no longer have access to contract vehicles set aside for 8(a) businesses. The backlog of federal business under this program will continue until the contracts end, after which we will pursue several avenues to maintain the business we believe is important to our strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime contractor. SBA 8(a) contracts generated 27% of our revenue for the year ended December 31, 2006. All of our current SBA 8(a) revenues will come up for renewal in 2007. Failure to migrate the 8(a) backlog business to other government contract vehicles or take a subcontractor role when the business comes up for re-compete could significantly impact our future revenue.

WE MAY LOSE MONEY OR GENERATE LESS THAN ANTICIPATED PROFITS IF WE DO NOT ACCURATELY ESTIMATE THE COST OF AN ENGAGEMENT WHICH IS CONDUCTED ON A FIXED-PRICE BASIS

We perform a significant portion of our engagements on a fixed-price basis. We derived 57% of our total revenue in FY2006 and 56% of our total revenue in FY2005 from fixed-price contracts. Fixed price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices.

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

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract's potential value is based upon factors such as historical trends, competition and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of backlog from which we expect to recognize revenues in fiscal 2007 or any future period is likely to be inaccurate because the receipt and timing of any of these revenues is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenues from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual receipt of revenues on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. Additionally, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. We also derive revenues from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity which is generally very small. If we fail to realize revenue included in our backlog, our revenues and operating results for the then current fiscal year as well as future reporting periods may be materially harmed.

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

We cannot assure that we will be able to identify and execute acquisitions in the future on terms that are favorable to us, or at all. One of our key growth strategies is to selectively pursue acquisitions. Through acquisitions, we plan to expand our base of federal government clients, increase the range of solutions we offer to our clients and deepen our penetration of existing clients. Without acquisitions, we may not grow as rapidly as the market expects, which could cause our actual results to differ materially from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

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

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. While we have no current agreements to do so, we anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

o Issue stock that would dilute our current stockholders' percentage ownership;
o     Incur debt;
o     Assume liabilities;
o Incur amortization expenses related to intangible assets; or
o Incur significant write-offs or restructuring charges to integrate and operate the acquired business.

The use of debt or leverage to finance our future acquisitions may allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business and have a material adverse affect on our business.

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

FAILING TO MAINTAIN STRONG RELATIONSHIPS WITH PRIME CONTRACTORS COULD RESULT IN A DECLINE IN OUR REVENUES

We derived approximately 8% of our revenues during the twelve months ended December 31, 2006 through our subcontractor relationships with prime contractors, which, in turn, hold the prime contract with end-clients. We project over the next few years the percentage of subcontractor revenue will increase significantly. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose this source of revenues, which, if not replaced, could adversely affect our operating results.

OUR RELATIVELY FIXED OPERATING EXPENSES EXPOSE US TO GREATER RISK OF INCURRING LOSSES

We incur costs based on our expectations of future revenues. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict our operating results. If we fail to predict our revenues accurately, it may materially adversely harm our financial condition.

A REDUCTION IN OR THE TERMINATION OF OUR SERVICES COULD LEAD TO UNDERUTILIZATION OF OUR EMPLOYEES AND COULD HARM OUR OPERATING RESULTS

Our employee compensation expenses are relatively fixed. Therefore, if a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, our operating results will be harmed unless we can rapidly redeploy our employees to other engagements in order to minimize underutilization. If we fail to redeploy our employees, we could be forced to incur significant costs which could adversely affect our operating results.

IF WE EXPERIENCE DIFFICULTIES COLLECTING RECEIVABLES IT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED

As of December 31, 2006, 81% of our total assets were in the form of accounts receivable, thus, we depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. As of December 31, 2006, we had unbilled receivable of $11,315,317 included in the total accounts receivable for which we are awaiting authorization to invoice. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor does not authorize us to invoice or fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

SECURITY BREACHES IN SENSITIVE GOVERNMENT SYSTEMS COULD RESULT IN THE LOSS OF CLIENTS AND NEGATIVE PUBLICITY

Some of the systems we develop involve managing and protecting information involved in sensitive government functions. A security breach in one of these systems could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other government clients, which could force us to curtail our business operations. Losses that we could incur from such a security breach could exceed the policy limits under the "errors and omissions" liability insurance we currently have. Our current coverage under the "errors and omission" liability insurance is $5 million.

IF WE CANNOT OBTAIN THE NECESSARY SECURITY CLEARANCES, WE MAY NOT BE ABLE TO PERFORM CLASSIFIED WORK FOR THE GOVERNMENT AND WE COULD BE FORCED TO CURTAIL OR CEASE CLASSIFIED OPERATIONS

Government contracts require us, and some of our employees, to maintain security clearances. If we lose or are unable to obtain security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, if we cannot obtain the required security clearances for our employees working on a particular engagement, we may not derive the revenue anticipated from the engagement, which, if not replaced with revenue from other engagements, could force us to curtail our business operations.

WE MUST RECRUIT AND RETAIN QUALIFIED PROFESSIONALS TO SUCCEED IN OUR LABOR INTENSIVE BUSINESS

Our future success depends in large part on our ability to recruit and retain qualified professionals skilled in complex information technology services and solutions. Such personnel as Java developers and other hard-to-find information technology professionals are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense. Any inability to recruit and retain a sufficient number of these professionals could hinder the growth of our business. The future success of Paradigm will depend on our ability to attract, train, retain and motivate direct sales, customer support and highly skilled management and technical employees. We may not be able to successfully expand our direct sales force, which would limit our ability to expand our customer base. Further, we may not be able to hire highly trained consultants and support engineers which would make it difficult to meet our clients' demands. If we cannot successfully identify and integrate new employees into our business, we will not be able to manage our growth effectively. Because a significant component of our growth strategy relates to increasing our revenue from sales of our services and software, our growth strategy will be adversely affected if we are unable to develop and maintain an effective sales force to market our services to our federal customers. A key component of our growth strategy is the recruitment of additional sales executives. Our effort to build an effective sales force may not be successful and, therefore, we could be forced to cut back on our growth strategy.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM, AND THE LOSS OF ANY MEMBER MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN AND MAINTAIN CLIENTS

We believe that our success depends on the continued employment of our senior management team of Peter LaMontagne who replaced Raymond Huger as CEO of Paradigm effective January 1, 2007 and replaced Frank Jakovac as President & COO of Paradigm effective May 15, 2006 and Richard Sawchak, Senior Vice President & CFO. We have key executive life insurance policies for Mr. Huger, Mr. LaMontagne and Mr. Sawchak for up to $1 million. Their employment is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons would be difficult to replace and our business could be seriously harmed. Furthermore, clients or other companies seeking to develop in-house capabilities may attempt to hire some of our key employees. Employee defections to clients or competitors would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity.

AUDITS OF OUR GOVERNMENT CONTRACTS MAY RESULT IN A REDUCTION IN THE REVENUE WE RECEIVE FROM THOSE CONTRACTS OR MAY RESULT IN CIVIL OR CRIMINAL PENALTIES THAT COULD HARM OUR REPUTATION

Federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. An audit could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. If any or all of these allegations were made against us, we could be forced to curtail or cease our business operations.

WE MAY BE LIABLE FOR PENALTIES UNDER A VARIETY OF PROCUREMENT RULES AND REGULATIONS, AND CHANGES IN GOVERNMENT REGULATIONS COULD SLOW OUR GROWTH OR REDUCE OUR PROFITABILITY

We must comply with and are affected by federal government regulations relating to the formation, administration and performance of government contracts. These regulations affect how we do business with our clients and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government, which could force us to curtail our business operations. Further, the federal government may reform its procurement practices or adopt new contracting methods relating to the GSA Schedule or other government-wide contract vehicles. If we are unable to successfully adapt to those changes, our business could be seriously harmed.

OUR FAILURE TO ADEQUATELY PROTECT OUR CONFIDENTIAL INFORMATION AND PROPRIETARY RIGHTS MAY HARM OUR COMPETITIVE POSITION

While our employees execute confidentiality agreements, we cannot guarantee that this will be adequate to deter misappropriation of our confidential information. In addition, we may not be able to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If third parties infringe or misappropriate our copyrights, trademarks or other proprietary information, our competitive position could be seriously harmed, which could force us to curtail our business operations. In addition, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management.

RISKS RELATED TO THE INFORMATION TECHNOLOGY SOLUTIONS AND SERVICES MARKET COMPETITION COULD RESULT IN PRICE REDUCTIONS, REDUCED PROFITABILITY AND LOSS OF MARKET SHARE

Competition in the federal marketplace for information technology solutions and services is intense. If we are unable to differentiate our offerings from those of our competitors, our revenue growth and operating margins may decline, which would harm our business operations. Many of our competitors are larger and have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than Paradigm. Our larger competitors may be able to provide clients with additional benefits, including reduced prices. We may be unable to offer prices at those reduced rates, which may cause us to lose business and market share. Alternatively, we could decide to offer the lower prices, which could harm our profitability. If we fail to compete successfully, our business could be seriously harmed and our profitability could be adversely affected.

Our current competitors include, and may in the future include, information technology services providers and large government contractors such as Pragmatics, Booz Allen & Hamilton, Computer Sciences Corporation, RSIS, SRA, ATS, Electronic Data Systems, Science Applications International Corporation, and Lockheed Martin.

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

IF A VIABLE MARKET FOR GOVERNMENT INFORMATION TECHNOLOGY SERVICES IS NOT SUSTAINED, OUR BUSINESS WOULD BE NEGATIVELY AFFECTED

We cannot be certain that a viable government market for technology services will be sustainable. If this market is not sustained and we are unable to refocus our services on the private sector market or other in-demand technologies, our growth would be negatively affected.

Although government agencies have recently increased focus on technology initiatives, we cannot be certain that these initiatives will continue in the future. Budget cutbacks or political changes could result in a change of focus or reductions in funding for technology initiatives, which could have a material adverse effect on our business.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

Our common stock is traded on the Over-the-Counter Bulletin Board. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the information technology services industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock for the twelve months ended December 31, 2006 was 8,108 shares per day. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

QUARTERLY REVENUES AND OPERATING RESULTS COULD BE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

The rate at which the federal government procures technology may be negatively affected by a new Presidential Administrations and Senior Government officials. As a result, our operating results could be volatile and difficult to predict, and period-to-period comparisons of our operating results may not be a good indication of our future performance.

A significant portion of our operating expenses, such as personnel and facilities costs, are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in reduced income in the quarter. In addition, our quarterly operating results may not meet the expectations of investors, which in turn may have an adverse affect on the market price of our common stock.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

o     With a price of less than $5.00 per share;
o     That are not traded on a "recognized" national exchange;
o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at two locations: Our headquarters is located at 9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850. We moved from 2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852 in June 2006. This principal office consists of 15,204 sq. feet with a monthly lease cost of $30,091 and is leased until May 31, 2012. Our Washington D.C. office, which is leased in support of our HUD customer, is located at 15th and H Streets, N.W. Washington, D.C. 20005. This principal office consists of 16,364 sq. feet with a monthly lease cost of $35,763 and is leased until June 30, 2007. Management believes the two principal offices are adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

Paradigm has accrued $315,000 at December 31, 2006 as final settlement of a matter over disputed compensation with a former employee. The settlement date was February 5, 2007. Payments of this settlement will be made on February 15, April 15 and June 15, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "PDHO" since September 14, 2004, following our name change and a 1 for 85 reverse stock split.

The following table sets forth the high and low market prices for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since January 2005 for the periods indicated. Such information reflects inter dealer prices without retail mark-up, mark down or commissions and may not represent actual transactions.

The following table sets forth, for the periods indicated, the market price range of our common stock.


YEAR 2006                                               High Price     Low Price
--------------------------------------------------------------------------------
Quarter Ended March 31, 2006                            $     5.00     $    1.70
Quarter Ended June 30, 2006                             $     4.00     $    2.00
Quarter Ended September 30, 2006                        $     3.95     $    1.23
Quarter Ended December 31, 2006                         $     1.25     $    0.60

YEAR 2005                                               High Price     Low Price
--------------------------------------------------------------------------------
Quarter Ended March 31, 2005                            $     4.25     $    2.40
Quarter Ended June 30, 2005                             $     4.25     $    2.75
Quarter Ended September 30, 2005                        $     4.00     $    2.50
Quarter Ended December 31, 2005                         $     3.00     $    1.30


On March 28, 2007, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.85 per share. As of March 28, 2007, we had approximately 2,700 holders of common stock and 19,019,871 shares of our common stock were issued and outstanding. Many of our shares are held in brokers' accounts, so we are unable to give an accurate statement of the number of shareholders.

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

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of (i) the NASDAQ Composite--Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of Paradigm and the following other federal government service providers with whom we compete: CACI International Inc., Dynamics Research Corp., ManTech International Corp., and SRA International Inc. for the period commencing December 31, 2004, assuming $100 was invested on December 31, 2004. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.


                 Comparison of Cumulative Two Year Total Return


           $140 |
                |
           $120 |                                              Y
                |                                              A
           $100 |   A,B,X,Y             A,Y
                |                       B
           $80  |
                |                                              B
           $60  |
                |                       X
           $40  |
                |
           $20  |                                              X
                |
           $0   |________________________________________________
                    2004                2005                   2006

           NASDAQ Composite    A        Russell 2000 Index        Y
           Federal Peer Group  B        Paradigm Holdings, Inc.   X


--------------------------------------------------------------------------------
                                                          Years Ending
Company/Index                     Base Period:            ------------
                                 December 2004   December 2005    December 2006
--------------------------------------------------------------------------------
Paradigm Holdings, Inc.               $100           $ 54.29         $ 21.43
--------------------------------------------------------------------------------
NASDAQ Composite-Total Return         $100           $101.37         $111.03
--------------------------------------------------------------------------------
Russell 2000 Stock Index              $100           $103.32         $120.89
--------------------------------------------------------------------------------
Federal peer group                    $100           $ 89.04         $ 69.77
--------------------------------------------------------------------------------


RECENT SALES OF UNREGISTERED SECURITIES

Effective December 18, 2006, we granted options to acquire 150,000 shares of common stock to Anthony Verna, Senior Vice President of Business Development and Marketing, pursuant to an offer of employment. The stock options were granted from the 2006 Stock Incentive Plan. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $0.75 per share, and expire on December 18, 2016. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly.

On August 16, 2006, the Company announced the issuance of 291,666 shares of common stock to two employees as part of their employment agreements over three installments. These shares vested immediately.

 -----------------------------------------------------------------------------
 Individual                          Number of Shares Issued
 -----------------------------------------------------------------------------
                      September 1, 2006   November 1, 2006  December 31, 2006
 -----------------------------------------------------------------------------
 Thomas Kristofco           77,777             77,778            77,778
 -----------------------------------------------------------------------------
 Robert Duffy               19,444             19,444            19,445
 -----------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of the Consolidated Financial Statements. The reader should read the following data together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Consolidated Financial Statements and related notes therewith. Effective November 5, 2004, we revoked our S-Corporation status and became a C-Corporation. After the revocation of the S election, Paradigm is responsible for income taxes generated as a result of reporting taxable income. The Consolidated Financial Statements as of December 31, 2004, 2003, and 2002 include both the audited Consolidated Financial Statements and pro forma adjustments to provide for an income tax provision (benefit) and a deferred income tax liability for each year presented as if Paradigm had been a C-Corporation during these periods of operation. Paradigm assumed an effective tax rate of 38.6% which reflects Federal taxes at 34% and state taxes, net of the Federal benefit. There are no significant permanent differences in any of the periods presented.

                                                                      Years ended December 31,
(in thousands, except per share data)                   2006         2005        2004          2003        2002
                                                      --------     --------     --------     --------     --------
Statements of operations data:
Contract revenue                                      $ 59,828     $ 62,284     $ 61,697     $ 51,197     $ 37,673
Cost of revenue                                         50,508       51,153       53,060       45,361       32,420
                                                      --------     --------     --------     --------     --------

Gross margin                                             9,320       11,131        8,637        5,836        5,253
Selling, General & Administrative                        8,315        7,908        7,916        4,392        2,890

Income from operations                                   1,005        3,223          721        1,444        2,363
Total other (expense) income                              (510)        (247)         (50)          22           32

Income from continuing operations
  before income tax benefits                               495        2,976          671        1,466        2,395
Provision for income taxes                                 323        1,110        2,901          421            7

Income (loss) from continuing operations                   172        1,866       (2,230)       1,045        2,388
Loss from discontinued operations, net of taxes         (3,810)      (1,043)      (1,537)        (613)          --

Net (loss) income                                       (3,638)         823       (3,767)         432        2,388

Net (loss) income per common share:
  Basic
   Income (loss) from continuing operations           $   0.01     $   0.09     $  (0.12)    $   0.06     $   0.14
   Net (loss) income                                  $  (0.18)    $   0.04     $  (0.21)    $   0.03     $   0.14
  Diluted
   Income (loss) from continuing operations           $   0.01     $   0.09     $  (0.12)    $   0.06     $   0.14
   Net (loss) income                                  $  (0.18)    $   0.04     $  (0.21)    $   0.03     $   0.14

Weighted average number of common shares:
  Basic                                                 20,552       20,108       17,897       17,500       17,500
  Diluted                                               20,713       20,110       17,897       17,500       17,500

Other data:
Net cash used by operating activities                 $ (1,081)    $   (298)    $   (117)    $ (1,623)    $    (74)
Net cash used by investing activities                     (298)      (1,853)        (292)        (995)         (89)
Net cash provided by financing activities                  808        2,915          570        2,006          742
Capital expenditures from continuing operations           (132)        (375)        (292)      (1,043)        (109)

Balance sheet data (as of December 31):
Current assets                                        $ 18,720     $ 17,384     $ 16,604     $ 17,291     $ 10,547
Total assets                                            19,547       21,403       17,688       18,382       10,748
Current liabilities                                     17,646       15,851       13,832       12,141        5,053
Capital leases payable, net of current portion              32           56           --           --           --
Stockholders' equity                                     1,655        4,679        2,356        6,127        5,695

PRO FORMA FINANCIAL DATA:

The unaudited pro forma information for the periods set forth below is based on the operations of Paradigm and is prepared as if Paradigm had been a C-Corporation at the beginning of each period assuming a tax provision of 38.6% for 2002 through 2004.

(in thousands, except per share data)                               (Pro forma)  (Pro forma)  (Pro forma)
                                               2006         2005        2004         2003        2002
                                             --------     --------    --------     --------    --------
Statements of operations data:
Contract revenue                             $ 59,828     $ 62,284    $ 61,697     $ 51,197    $ 37,673
Income from continuing operations
  before income taxes                             495        2,976         671        1,466       2,395
Income tax provision                              323        1,110         259          566         924
Income from continuing operations                 172        1,866         412          900       1,471

Net (loss) income                              (3,638)         823      (1,125)         287       1,471

Net (loss) income per common share:
  Basic                                      $  (0.18)    $   0.04    $  (0.06)    $   0.02    $   0.08
  Diluted                                    $  (0.18)    $   0.04    $  (0.06)    $   0.02    $   0.08

Weighted average number of common shares:
  Basic                                        20,552       20,108      17,897       17,500      17,500
  Diluted                                      20,713       20,110      17,897       17,500      17,500


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

GENERAL

Paradigm provides information technology and business continuity solutions primarily to government customers. Headquartered in Rockville, Maryland, the Company was founded based upon strong commitment to high standards of performance, integrity, customer satisfaction, and employee development.

With an established core foundation of experienced executives, the Company has grown from six employees in 1996 to the current level of approximately 300 personnel. Revenues have grown from $51 million in 2003 to almost $60 million by the end of 2006.

During 2006, Paradigm was comprised of two subsidiary companies: 1) PSC, which was incorporated in 1996 to deliver information technology (IT) services to federal agencies, and 2) Paradigm Solutions International ("PSI"), which was incorporated in 2004 to deliver IT solutions (with a special focus in Business Continuity Planning and Emergency Management) and software to commercial clients.

On September 22, 2006, the Company established an independent committee of its Board of Directors to evaluate strategic alternatives with regard to the Company's Commercial business activities, including the potential divestiture of the Commercial business. The Company defines the Commercial business as all of the outstanding capital stock of PSI, which includes all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool. The decision to divest was made during the fourth quarter of 2006 following the completion of the independent committee's evaluation of strategic alternatives. The divestiture supports the Company's efforts to refocus Paradigm on its core information technology services business supporting the Federal government.

The Commercial business represented less than five percent of total revenues, but required a disproportionately large percentage of costs. The decision to divest the Commercial business was overseen by a committee of independent members of the Paradigm Board of Directors and the selling price was supported by an independent valuation and fairness opinion. On February 28, 2007, the Company completed the sale of the Commercial business. The Commercial business was purchased by Mr. Ray Huger, former CEO of the Company. The Company classified the Commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company's continuing operations in the Consolidated Financial Statements for all current and prior periods presented. Refer to Notes 3, 16 and 21 of the Notes to Consolidated Financial Statements for a further discussion of the discontinued operations and the sale of the Commercial business.

We derive substantially all of our revenues from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. For the year ended December 31, 2006, our business was comprised of 57% fixed price, 25% time and material, and 18% cost-plus contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. At the end of December 31, 2006, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenues. During that same period, our four largest clients, all agencies within the federal government, generated approximately 77% of our revenues. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff. PSC utilized the Small Business Administration (SBA) 8(a) Business Development (BD) Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. The term "graduate" is used to refer to a Participant's exit from the 8(a) BD Program at the expiration of the Participant's term, thus the business is no longer considered 8(a). This program allowed the Company to build a base of business with various federal civilian agencies. The backlog of federal business under this program will continue until the contracts end, after which we will pursue several avenues to maintain the business we believe is important to our strategy in this marketplace. This includes either migrating this work to other government contract vehicles, if allowed by the customer, or taking on a subcontract role when the business comes up for re-compete and teaming with a SBA business who would be the prime. As of December 31, 2006, 100% of the Company's remaining SBA 8(a) contracts are scheduled for re-compete in 2007.

Due to our graduation from the Small Business Administration 8(a) Business Development Program, we are no longer classified as a small disadvantaged business by the federal government. Accordingly, we will no longer have access to contract vehicles set aside for 8(a) businesses. As of October 2004, PSC began competing solely in the open marketplace for federal business. We have a history of winning contracts in "full and open" competitions, including contracts at the Department of Housing and Urban Development, Department of Treasury and the Department of Commerce. PSC will continue to aggressively pursue opportunities in the federal marketplace. We believe we can mitigate the impact of transitioning from the 8(a) program through the acquisition of new contract vehicles and the expansion of work with current customers.

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

Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our Consolidated Financial Statements are revenue recognition, costs of revenues, goodwill and intangible assets, impairment of long-live assets, capitalized software costs, and share-based compensation.

REVENUE RECOGNITION

Substantially all of the Company's revenue is derived from services and solutions contracts provided to the federal government by Company employees and subcontractors.

Services are performed under contracts that may be categorized into three primary types: (i) time and materials, (ii) cost-plus reimbursement and (iii) fixed price.

Time and Materials (T&M). Revenue for T&M contracts is recognized as labor is incurred at fixed hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. T&M contracts are typically more profitable than cost-plus contracts because of our ability to negotiate rates and manage costs on those contracts.

Cost-Plus Reimbursement (CP). Revenue for CP contracts is recognized based on the direct and operating costs and expenses incurred plus a negotiated profit calculated as a percentage of costs. CP contracts provide relatively lower risk than other contract types because we are reimbursed for all direct costs and certain operating costs and expenses, such as overhead and general and administrative expenses, and are paid a fee for work performed. For certain CP contracts, which are referred to as cost-plus award fee (CPAF) type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience, communications with the customer regarding our performance, including any interim performance evaluations rendered by the customer or our average historical award fee rate for the Company. We may be exposed to variations in profitability if we encounter variances from estimated fees earned under CPAF contracts.

Fixed Price (FP). The Company has two basic categories of FP contracts: (i) fixed price-level of effort (FP-LOE) and (ii) firm fixed price (FFP).

o Revenue for the FP-LOE contacts is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor. Revenue on fixed unit price contracts, where specific units of output under service agreements are delivered, is recognized as units are delivered based on the specific price per unit.

o Revenue on FFP contracts is recognized subject to the provision of U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No.
      104. The Company has one FFP contract. This contract includes several contractual milestones. Revenue is recognized over the course of each phase or milestone using percentage of completion accounting. Achievement of contractual milestones occurs throughout the life of the contract. Delivery and revenue recognition inherently involve estimation. During the performance of the FFP contracts, the Company periodically reviews and revises the estimated total contract costs and/or profit margin at completion of the contract. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of our progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise our estimated total revenue or costs. Typically, these revisions relate to contractual changes. To the extent that a revised estimate affects contract revenue or profit previously recognized, we record the cumulative effect of the revision in the period in which it becomes known. We may be exposed to variations in profitability if we encounter variances from estimated costs under FFP contracts.

Software revenue recognition for sales of OpsPlanner is in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Since the Company has not yet established vendor specific objective evidence of fair value for the multiple elements typically contained within an OpsPlanner sale, recognition of total revenues from the sale of OpsPlanner are recognized ratably over the term of the specific customer contract.

In certain contracts, revenue includes third-party hardware and software purchased on behalf of clients. The level of hardware and software purchases made for clients may vary from period to period depending on specific contract and client requirements. The Company recognizes the gross revenue under Emerging Issues Task Force Issue (EITF) No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", for certain of its contracts which contain third-party products and services, because in those contracts, the Company is contractually bound to provide a complete solution which includes labor and additional services in which the Company maintains contractual, technical and delivery risks for all services and agreements provided to the customer, and the Company may be subject to financial penalties for non delivery.

The Company is subject to audits from federal government agencies. The Company has reviewed its contracts and determined there is no material risk of financial adjustments due to government audit. To date, we have not had any adjustments as a result of a government audit of our contracts.

Deferred revenue relates to contracts for which customers pay in advance for services to be performed at a future date. The Company recognizes deferred revenue attributable to our software and maintenance contracts over the related service periods, which run through 2007.

COST OF REVENUE

Our costs are categorized as cost of revenue or selling, general & administrative expenses. Cost of revenue are those that can be identified with and allocated to specific contracts and tasks. They include labor, subcontractor costs, consultant fees, travel expenses, materials and an allocation of indirect costs. Indirect costs consist primarily of fringe benefits (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker's compensation and other benefits), intermediate management and certain other non-direct costs which are necessary to provide direct labor. Indirect costs, to the extent that they are allowable, are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense and certain general and administrative expenses. Cost of revenue is considered to be a critical accounting policy because it inherently involves estimation on our FP contracts. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of our progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise our estimated total costs.

GOODWILL AND INTANGIBLE ASSETS

We conduct a review for impairment of goodwill at least annually, in accordance with SFAS No. 142, on September 30. Additionally, on an interim basis, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill is subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill is determined to be impaired then these balances are written down to their estimated fair value on the date of the impairment.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. All of the goodwill and intangible assets relate to the Company's Commercial business and have been grouped and reported as part of the discontinued operations in the consolidated balance sheets. Management believes circumstances or conditions have arisen that would indicate impairment of the goodwill at December 31, 2006. During the quarter ended September 30, 2006, the Company conducted its annual impairment review of long-lived assets. As a result of this review and the subsequent decision to divest the Commercial business, the Company recorded an impairment charge of $1,845,739 against the goodwill recorded from the acquisition of Blair in October 2005. The impairment is the result of slower than expected revenue growth and operating losses within the Company's Commercial business that have continued to occur through the period ended December 31, 2006.

CAPITALIZED SOFTWARE COSTS

The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility, which the Company generally defines as completion of a working model, until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over the product's estimated useful life or on the ratio of current revenue to total projected product revenues, whichever is greater.

To date the only capitalized software recognized by the Company relates to the Company's OpsPlanner software. This product has an estimated economic life of two years based on anticipated sales and the Company's experience with previously released versions. Due to inherent technological changes in software development, however, the period over which such capitalized costs will be amortized may be modified. The Company established technological feasibility for OpsPlanner on January 3, 2006 based upon the completion of a working model and the Company capitalized software development costs of $146,255 during the year ended December 31, 2006. OpsPlanner is a component of the Commercial business and has been included in discontinued operations on the Company's Consolidated Balance Sheets and Statements of Operations.

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

                             SCOPE OF THIS STATEMENT

SAB No. 108 requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements, and a method that focuses on the period-end balance sheet. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's statements of operations, financial position, or cash flows.

               STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 159

      The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."

                             SCOPE OF THIS STATEMENT

The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations Years Ended December 31, 2006, 2005 and
2004

                (Dollars in thousands except for the percentages)

                                                         Twelve Months Ended December 31,
                                         2006         2005         2004(a)   2006       2005       2004
                                     --------     --------     --------  --------   --------   --------
Contract revenue                     $ 59,828     $ 62,284     $ 61,697     100.0%     100.0%     100.0%
Cost of revenue                        50,508       51,153       53,060      84.4       82.1       86.0
                                     --------     --------     --------  --------   --------   --------
Gross margin                            9,320       11,131        8,637      15.6       17.9       14.0
Selling, general & administrative       8,315        7,908        7,916      13.9       12.7       12.8
                                     --------     --------     --------  --------   --------   --------
Income from operations                  1,005        3,223          721       1.7        5.2        1.2
Total other expense                      (510)        (247)         (50)     (0.9)      (0.4)      (0.1)
Income tax provision                      323        1,110          259       0.5        1.8        0.4
                                     --------     --------     --------  --------   --------   --------
Income from continuing
  operations                              172        1,866          412       0.3        3.0        0.7

Net (loss) income                    $ (3,638)    $    823     $ (1,125)     (6.1%)      1.3%      (1.8%)

(a) The Consolidated Financial Statements as of December 31, 2004 include pro forma adjustments to provide for an income tax provision and a deferred income tax liability for the year presented as if Paradigm had been a C-Corporation at January 1, 2004. Paradigm assumed an effective tax rate of 38.6% which reflects Federal taxes at 34% and state taxes, net of the Federal benefit. There are no significant permanent differences in the periods presented.

The table below sets forth the service mix in revenue with related percentages of total revenue.

                                            Twelve Months Ended December 31,
                                2006       2005       2004     2006      2005      2004
                             -------    -------    -------  -------   -------   -------
Federal service contracts    $43,781    $44,225    $39,428     73.2%     71.0%     63.9%

Federal repair &
  maintenance contracts       16,047     18,059     22,269     26.8%     29.0%     36.1%
                             -------    -------    -------  -------   -------   -------
Total revenue                $59,828    $62,284    $61,697    100.0%    100.0%    100.0%

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

Revenue. For the twelve months ended December 31, 2006, revenue decreased 3.9% to $59.8 million from $62.3 million for the same period in 2005. The decrease in revenue is attributable to a decrease in our federal service and maintenance contracts business of $0.4 million and $2.0 million, respectively. The decrease in service business is attributable to the completion of one of our federal contracts, which was not renewed, during 2006, the reduction in scope of another of the Company's programs, partially off-set by increase in certain service contracts. The decrease in maintenance business is attributable to an upgrade performed on our largest maintenance contract during the twelve months ended December 31, 2005, which was not repeated during the twelve months ended December 31, 2006.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. Cost of revenue for our maintenance business decreased $2.7 million due to the decrease in revenue and improved operating efficiencies on our maintenance contracts. The decrease in maintenance cost of revenue was partially off-set by increases in the cost of revenue for our service business of $2.1 million. The increase in cost of revenue for our service business is due to the $0.6 million contract loss allowance on one of the Company's firm fixed price federal service contracts, $1.4 million increase in operating expenses from another service contract and $0.1 million increase on all other federal service contracts. For the twelve months ended December 31, 2006, cost of revenue decreased 1.3% to $50.5 million from $51.2 million for the same period in 2005. As a percentage of revenue, cost of revenue was 84.4% for the twelve months ended December 31, 2006 as compared to 82.1% for the twelve months ended December 31, 2005. The increase in cost as a percentage of revenue was primarily attributable to the increased operating expenses and the contract loss allowance described above, partially off-set by the increased operating efficiencies on maintenance contracts.

Gross Margin. For the twelve months ended December 31, 2006, gross margin decreased 16.3% to $9.3 million from $11.1 million for the same period in 2005. Gross margin as a percentage of revenue decreased to 15.6% for the twelve months ended December 31, 2006 from 17.9% for the twelve months ended December 31, 2005. Gross margin as a percentage of revenue decreased due to decreased services margin. Gross margin as it relates to our service contracts decreased 26.3% to $7.1 million from $9.6 million for the same period in 2005. The decrease in services gross margin is due to higher operating expenses on one of our fixed price service contracts as discussed above. Gross margin, as it relates to our maintenance contracts, increased 47.7% to $2.2 million from $1.5 million for the same period in 2005. The increase in maintenance gross margin is attributable to the improved operating efficiencies within the Company's largest fixed price maintenance contract.

Selling, General & Administrative. For the twelve months ended December 31, 2006, selling, general & administrative (SG&A) expenses increased 5.1% to $8.3 million from $7.9 million for the same period in 2005. As a percentage of revenue, SG&A expenses increased to 13.9% for the twelve months ended December 31, 2006 from 12.7% for the same period in 2005. The increase in SG&A expenses was attributable to the severance accrual expected in September and December 2006 of $0.8 million and share-based compensation expenses on options granted to PSC employees of $148 thousand, which were off-set by cost savings in other SG&A expenses of $0.6 million as the Company controlled SG&A related expenses to balance the impact resulting from decreased 2006 revenue. Management will continue monitoring SG&A expenses in 2007.

Impairment Loss. During the three months ending September 30, 2006, the Company conducted its annual impairment review of goodwill and long-lived assets recorded from the acquisition of Blair in October 2005. The Company used the discounted cash flow valuation model based on management's projection of future commercial cash flows to determine the fair value of goodwill and long-lived assets. The review indicated the fair value of goodwill and long-lived assets was less than the carrying value. Accordingly, the Company recorded an impairment loss of $1.8 million during the year ended December 31, 2006. The impairment loss is included in the loss from discontinued operations reported in the Consolidated Statements of Operations. The impairment is the result of slower than expected revenue growth and operating losses within the consulting area of the Commercial business that have continued to occur through the period ended December 31, 2006.

Interest expense. For the twelve months ended December 31, 2006, interest expense increased 77.8% to $0.5 million from $0.3 million for the same period in 2005. As a percentage of revenue, interest expense increased to 0.8% for the twelve months ended December 31, 2006 from 0.4% for the same period in 2005. The increase in interest expense was attributable to higher interest rates in 2006 and increased reliance on borrowings from our line of credit facility with Chevy Chase Bank to fund general operations including the Commercial business, the discontinued operations. The interest rate charged by Chevy Chase Bank was 8.35% at December 31, 2006 compared to 6.79% at December 31, 2005. The Company expects to have a higher interest expense in 2007 as a result of the new line of credit facility with Silicon Valley Bank which has a larger borrowing base with a higher interest rate. Refer to LIQUIDITY AND CAPITAL RESOURCES section below for further discussion.

Income Taxes. For the twelve months ended December 31, 2006, income taxes decreased 70.9% to $0.3 million from $1.1 million for the same period in 2005. As a percentage of revenue, income taxes decreased to 0.5% for the twelve months ended December 31, 2006 from 1.8% for the same period in 2005. The decrease in income taxes was primarily attributable to lower pre-tax income. The Company's discontinued operations had income tax benefits of $1.0 million and $0.7 million for the twelve months ended December 31, 2006 and 2005, respectively.

Net (Loss) Income. For the twelve months ended December 31, 2006, net loss was $3.6 million which included an after-tax loss of $3.8 million from the discontinued operations, the Commercial business. This was comprised of a operating loss from the Commercial business of $1.5 million, net of income taxes, a $1.8 million impairment charge that represented the adjustment of the carrying value of the Commercial business to its approximate fair value (less estimated costs of sale) as of December 31, 2006 and $0.5 million in share-based compensation expenses recorded on the issuance of common stock to two employees of the Commercial business. The net income for the twelve months ended December 31, 2005 included an after-tax loss from the Commercial operations of $1.0 million.

For the twelve months ended December 31, 2006, net income from continuing operations decreased to $0.2 million from $1.9 million for the same period in 2005. The decrease in net income was due to decreases in gross margin and increases in SG&A expenses and interest expenses discussed above.

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

Revenue. For the twelve months ended December 31, 2005, revenue increased 1.0% to $62.3 million from $61.7 million for the same period in 2004. The increase in revenue is attributable to growth in our federal service contracts business of $4.8 million. Revenue growth in our service business was off-set by a decrease of $4.2 million in our federal repair and maintenance business. Federal service growth was driven by increased task orders with our existing civilian agency customers. The decrease in maintenance business is attributable to system upgrades performed on behalf of our civilian agency customers during the twelve months ended December 31, 2004, which were not repeated at the same level during the twelve months ended December 31, 2005. As a percentage of total revenue, revenue from federal service business increased to 71% for the twelve months ended December 31, 2005 from 63.9% for the twelve months ended December 31, 2004.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, charges in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. Cost of revenue for our maintenance business decreased $4.0 million due to the decrease in revenue. The decrease in maintenance cost of revenue was partially off-set by increases in the cost of revenue for our service business of $2.1 million, which was associated with the increase in revenue and improved operating efficiencies on our fixed price contracts. For the twelve months ended December 31, 2005, cost of revenue decreased 3.6% to $51.2 million from $53.1 million for the same period in 2004. As a percentage of revenue, cost of revenue was 82.1% for the twelve months ended December 31, 2005 as compared to 86.0% for the twelve months ended December 31, 2004. The decrease in cost as a percentage of revenue was due to the change in our mix of business as discussed above.

Gross Margin. For the twelve months ended December 31, 2005, gross margin increased 28.9% to $11.1 million from $8.6 million for the same period in 2004. Gross margin as a percentage of revenue increased to 17.9% for the twelve months ended December 31, 2005 from 14.0% for the twelve months ended December 31, 2004. Gross margin as a percentage of revenue increased due to increased services revenue, which has a higher gross margin than our maintenance business, as a percentage of our overall business. Gross margin as it relates to our service contracts increased 38.2% to $9.6 million from $7.0 million for the same period in 2004. The increase in services gross margin is due to lower operating expenses on our fixed price service contracts and the overall increase in services revenue. Gross margin, as it relates to our maintenance contracts, decreased 9.8% to $1.5 million from $1.7 million for the same period in 2004. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative. For the twelve months ended December 31, 2005, SG&A expenses remained flat at $7.9 million compared to the same period in 2004. As a percentage of revenue, SG&A expenses decreased to 12.7% for the twelve months ended December 31, 2005 from 12.8% for the same period in 2004. SG&A expenses from continuing operations remained flat based on relatively stable revenue and the Company's focus on its Commercial business.

Interest expense. For the twelve months ended December 31, 2005, interest expense increased to $0.3 million from $0.1 million for the same period in 2004. As a percentage of revenue, interest expense increased to 0.4% for the twelve months ended December 31, 2005 from 0.1% for the same period in 2004. The increase in interest expense was attributable to increased reliance on borrowings from our line of credit facility with Chevy Chase Bank to fund general operations including the Commercial business, the discontinued operations.

Income Taxes. For the twelve months ended December 31, 2005, income taxes increased to $1.1 million from a pro forma income taxes of $0.3 million for the same period in 2005. The increase in income taxes was primarily attributable to higher pre-tax income. The Company revoked its S-Corporation status and became a C-Corporation on November 5, 2004 and recorded a one-time non-recurring tax expense of $2.6 million in 2004. The Company's discontinued operations had income tax benefits of $0.7 million and $1.0 million for the twelve months ended December 31, 2005 and 2004, respectively.

Net Income (Loss). For the twelve months ended December 31, 2005, net income was $0.8 million which included an after-tax loss of $1 million from the discontinued operations, the Commercial business. For the twelve months ended December 31, 2004, pro forma net loss of $1.1 million which included an after-tax loss from the Commercial operations of $1.5 million.

For the twelve months ended December 31, 2005, net income from continuing operations increased to $1.9 million from pro forma net income of $0.4 million for the same period in 2004. The increase was due to increased gross margin as discussed above, which was partially off-set by an unfavorable variance in the tax provision of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are financing the cost of operations, capital expenditures and servicing its debt. The sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under the Company's revolving credit facility. The Company has historically financed its operations through its existing cash, cash generated from operations and cash available from borrowings under its revolving credit facility. Based upon the current level of operations, the Company believes that cash flow from operations, together with borrowings available from its credit facility with Silicon Valley Bank, are adequate to meet its future liquidity needs for the next twelve months.

For the twelve months ended December 31, 2006, the Company used $0.6 million in cash and cash equivalents versus generating $0.8 million for the same period in 2005. For the twelve months ended December 31, 2006, the Company funded its discontinued operations with cash flow from financing activities of $1.4 million versus $2.6 million for the same period in 2005.

Cash flow from operating activities provided by continuing operations was $0.2 million for the twelve months ended December 31, 2006 compared to $0.8 million for the same period in 2005. Cash flow from operating activities used by discontinued operations was $1.3 million for the twelve months ended December 31, 2006 compared to $1.1 million for the same period in 2005. Cash flow from operating activities from continuing operations decreased due to an increase in accounts receivable and prepaid expenses, which was partially off-set by better management of the Company's accounts payable and sales of OpsPlanner to federal government agencies which increased deferred revenue. As of December 31, 2006, the Company had cash on hand of $371 thousand.

Net loss increased to $3.6 million for the twelve months ended December 31, 2006 versus an income of $0.8 million for the same period in 2005. The increase in net loss was primarily due to the after-tax net loss of $3.8 million from the discontinued operations.

Accounts receivable increased by $0.7 million for the twelve months ended December 31, 2006 versus an increase of $3.7 million for the same period in 2005. The increase in the accounts receivable balance for 2006 was attributable to delays in billing of a fixed price milestone contract with a civilian agency client which was partially off-set by more focused billings and collection efforts with other customers.

Prepaid expenses, which are primarily associated with the IRS LTMCC contract, increased by $0.4 million for the twelve months ended December 31, 2006 versus a decrease of $3.6 million for the same period in 2005. The increase in prepaid expenses for 2006 was due to a deposit to the Company's health insurance provider and prepayment of January 2007 rent for the Company's leased facilities. Deferred revenue for the twelve months ended December 31, 2006 increased by $0.4 million versus a decrease of $1.7 million for the same period in 2005. The increase in deferred revenue for 2006 is related to the Company's OpsPlanner contracts with federal government agencies. The deferred revenue is associated with the remaining amortization of software and maintenance revenue related to a complete software solution purchased in December 2006. Software maintenance contracts are purchased annually by our client during the three months ending December 31 and amortized over the contract period. The timing and amount of deferred revenue will be dependent on the customer's installed base and the timing of additional purchases related to system upgrades outside of the normal purchasing cycle.

Accounts payable increased by $0.4 million for the twelve months ended December 31, 2006 versus a decrease of $0.2 million for the same period in 2005. The increase in accounts payable for 2006 was due to the timing of vendor invoices at end of the period as well as better cash management related to vendor payments.

Net cash used by investing activities from continuing operations was $0.1 million for the twelve months ended December 31, 2006 versus $0.4 million for the same period in 2005. Cash used by investing activities from continuing operations during the twelve months ended December 31, 2006 was a result of the purchase of property and equipment. Net cash used by investing activities from discontinued operations was $0.2 million for the twelve months ended December 31, 2006 versus $1.5 million for the same period in 2005. Cash used by investing activities from discontinued operations during the twelve months ended December 31, 2006 was primarily a result of the capitalization of software development costs associated with the Company's OpsPlanner software solution. Cash used by investing activities from discontinued operations during the twelve months ended December 31, 2005 was primarily a result of the purchase of Blair.

Net cash used by financing activities from continuing operations was $0.6 million for the twelve months ended December 31, 2006 compared to net cash provided in the amount of $0.4 million for the same period in 2005. Net cash used for 2006 is due to payments on the line of credit. Net cash provided by financing activities from discontinued operations was $1.4 million for the twelve months ended December 31, 2006 compared to $2.6 million for the same period in 2005. Net cash provided for 2006 is due to funding the Company provided to the discontinued operations from the Company's line of credit which were used to fund operating and investing activities of the discontinued operations.

For the year ended December 31, 2005, the Company generated an increase in net cash flow of $0.8 million compared to a net cash flow of $0.2 million for the same period in 2004. For the twelve months ended December 31, 2005, the Company funded its discontinued operations with cash flow from financing activities of $2.6 million versus $1.5 million for the same period in 2004. The main contributing factor to the increased usage of cash was the purchase of Blair in October 2005. The Company's accounts receivable increased $3.7 million to $15.1 million for the year ended December 31, 2005, as compared to a decrease of $3.1 million for the year ended December 31, 2004. The increase in the accounts receivable balance for 2005 is reflective of delays in the collection of civilian agency customer invoices as compared to the speed at which the Company made collections during 2004. Accounts receivable at the end of 2005 represented 70.5% of total assets, compared to 64.6% at the end of 2004. Prepaid expense, which are primarily associated with the IRS LTMCC contract, decreased by $3.6 million for the twelve months ended December 31, 2005 versus an increase of $2.0 million for the same period in 2004 as the Company fulfilled the obligations of the contract and reduced the term of the required maintenance contracts from 12 to 6 months. Deferred revenue for the twelve months ended December 31, 2005 decreased by $1.7 million versus a decrease of $0.6 million for the same period in 2004. The decrease is primarily related to the Company's IRS LTMCC contract. The deferred revenue for IRS LTMCC is associated with the amortization of software maintenance revenue related to system upgrades and annual software maintenance contracts purchased in October 2004. Software maintenance contracts are purchased annually by clients during the three months ending December 31 and amortized over the contract period. The timing and amount of deferred revenue will be dependent on the customer's installed base and the timing of additional purchases related to system upgrades outside of the normal purchasing cycle. The Company did not experience upgrade activity for the fiscal year ended December 31, 2005. Accounts payable decreased by $0.2 million for the twelve months ended December 31, 2005 versus an increase of $0.9 million for the same period in 2004. The decrease is due to system upgrade and software maintenance related invoices associated with the IRS LTMCC contract, which were accrued during the three months ending December 31, 2004 but paid during the fiscal year ended December 31, 2005.

The Company collected $0.8 million on a note receivable related to the sale of inventory during the twelve months ended December 31, 2005.

Net cash used by investing activities from continuing operations was $0.4 million for the twelve months ended December 31, 2005 versus $0.3 million for the same period in 2004. Cash used by investing activities from continuing operations during the twelve months ended December 31, 2005 was a result of the purchase of property and equipment. Net cash used by investing activities from discontinued operations was $1.5 million for the twelve months ended December 31, 2005 versus no usage for the same period in 2004. The increase in the use of cash from discontinued operations related to payments for the purchase of Blair of $1.4 million and an increase in capital purchases of $0.1 million.

Net cash provided by financing activities from continuing operations was $0.4 million for the twelve months ended December 31, 2005 compared to net cash used in the amount of $0.9 million for the same period in 2004. The increase in cash provided is due to proceeds from the line of credit to fund operations. Net cash provided by financing activities from discontinued operations was $2.6 million for the twelve months ended December 31, 2005 compared to $1.5 million for the same period in 2004. Net cash provided for 2005 is due to funding the Company provided to the discontinued operations from the Company's line of credit which were used to fund operating and investing activities of the discontinued operations and Blair acquisition in October 2005.

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit was used to borrow funds for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property and real estate. Under the agreement, the line is due on demand and interest is payable monthly depending on the Company's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Company may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. Of the total borrowings, the Company may use up to $500,000 for letters of credit. As of December 31, 2006, the Company had set aside $400,000 in total letters of credit. The Loan and Security Agreement required that the Company maintain the certain covenants and ratios related to minimum tangible net worth, debt coverage ratio and maximum leverage ratio. As of December 31, 2006, the Company was not in default of its loan agreement. Chevy Chase Bank waived the covenant requirements pending additional discussion with the Company. The Company had $3,040,351 available on its revolving line of credit with Chevy Chase Bank to cover bank overdraft and other liabilities at December 31, 2006.

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million. The agreement became effective March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Paradigm, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described on the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00% as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company terminated its revolving line of credit facility with Chevy Chase Bank when this agreement was activated and paid off the outstanding balance on March 23, 2007.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement.

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

The following summarizes our obligations associated with leases and other commitments at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                                                     Less than         One to       Three to      More than
                                          Total       One Year    Three Years     Five Years     Five Years
                                    -----------    -----------    -----------    -----------    -----------
Contractual Obligations:
Operating Leases                    $ 4,352,868    $ 1,021,436    $ 1,673,670    $ 1,483,342    $   174,420
Capital Leases                      $    74,133    $    39,487    $    34,646    $        --    $        --
Note Payable - Line of Credit(1)    $ 9,406,298    $ 8,776,298    $   630,000    $        --    $        --
                                    -----------    -----------    -----------    -----------    -----------
Total                               $13,833,299    $ 9,837,221    $ 2,338,316    $ 1,483,342    $   174,420

(1) Included bank overdraft of $2,464,022 and other components presented below at December 31, 2006.

----------------------------------------------------------------------------------------------------
                                  Note Payable -          Accrued Interest -      Estimated Interest
                                  Chevy Chase             Chevy Chase Bank(a)     Expense - Silicon
                                  Bank(a)                                         Valley Bank(b)
----------------------------------------------------------------------------------------------------
Less than One Year                $5,559,649              $  172,627              $  580,000
----------------------------------------------------------------------------------------------------
One to Three Years                        --                      --              $  630,000
----------------------------------------------------------------------------------------------------

      (a) The Company terminated its revolving line of credit facility with Chevy Chase Bank when its loan agreement with Silicon Valley Bank was activated and paid off the outstanding balance and the associated interest expenses on March 23, 2007.

      (b) The Company is obligated to pay interest on borrowings of a minimum of $4,000,000 each year under the loan agreement with Silicon Valley Bank unless the Company elects to terminate and pay off the loan agreement. The loan agreement has a two year term. Estimated interest expense is estimated based on the $4,000,000 minimum borrowing obligation at an annual interest rate of 12% plus fees obligated under the loan agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to change in interest rates for borrowing under our revolving credit facility. At December 31, 2006, we had $5.6 million outstanding under our two year revolving credit facility with Chevy Chase Bank that is subject to a variable interest rate. The revolving credit facility bears interest at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%, which was 8.35% per annum at December 31, 2006. If our variable interest rate was to increase or decrease by 100 basis points, respectively, annual interest expense based on the 2006 average level of borrowing would have been higher or lower by approximately $52,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are provided in Part IV, Item 15 of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our independent Registered Independent Public Accounting Firm since our Board of Directors' April 11, 2006 appointment, based upon the recommendation of our Audit Committee, of BDO Seidman LLP as Paradigm Holdings, Inc.'s independent Registered Independent Public Accounting Firm for the fiscal year ended December 31, 2006, replacing Aronson & Company as our independent Registered Independent Public Accounting Firm. That change was reported by Paradigm Holdings, Inc. in a Current Report on Form 8-K dated April 11, 2006, filed with the SEC on April 17, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

As of the year ended December 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, these disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Registrants' internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the directors and executive officers of Paradigm Holdings Inc. (the Company or Paradigm).


Name                    Age    Position with the Company
---------------------   ---    -------------------------------------------------
Raymond A. Huger(1)     60     Chairman of the Board of Directors

Peter B. LaMontagne(2)  40     President, Chief Executive Officer and Chief
                               Operating Officer

Richard Sawchak         32     Senior Vice President and Chief Financial Officer

Francis X. Ryan         55     Director

John A. Moore           54     Director

Edwin M. Avery          59     Director

(1) Mr. Huger stepped down from Chief Executive Officer of the Company effective December 31, 2006. .
(2) Mr. LaMontagne was appointed by the Board of Directors to succeed Mr. Huger to serve as Chief Executive Officer of the Company effective January 1, 2007.

Raymond A. Huger, Chairman of the Board - Mr. Huger has more than 30 years of experience in business management, information technology, and sales/marketing and technical support services. He established PSC in 1991 following a very successful 25-year career with IBM, beginning as a Field Engineer and holding a variety of challenging technical support, sales/marketing and executive management positions. Prior to his early retirement from IBM, he was a Regional Manager, responsible for the successful operations of several IBM Branch offices that generated over $500 million dollars in annual revenue. His experience and understanding of technology allowed him to develop solid business value propositions for PSC and its Paradigm Solutions International division. Mr. Huger has a Bachelor's Degree (BA) from Bernard Baruch College and a Master's Degree (MBA) from Fordham University.

Mr. Huger's Prior
Five Year History:      2004 - 2006, Chairman & CEO, Paradigm Holdings, Inc.
                        1991 - 2004, President & CEO, Paradigm Solutions Corp.

Peter B. LaMontagne, President, Chief Executive Officer and Chief Operating Officer - Mr. LaMontagne is a seasoned executive with 17 years of National Security and technology solutions experience in the federal and commercial marketplace. From April 1999 through May 2006, Mr. LaMontagne had served as a Senior Vice President at ManTech International Corporation, an information technology provider to the federal government with annual revenues of approximately $1 billion. While at ManTech, he played a lead role in strategic planning, acquisitions and execution of the company's growth strategy, including supporting the IPO and follow-on offering in 2002. Most recently, he served as Senior Vice President of ManTech Information Systems and Technology where he had P&L responsibility for a government wide practice area focused on information assurance and information technology systems life cycle management. Prior to joining ManTech, Mr. LaMontagne served as a U.S. Foreign Service Officer, specializing in East Asian political and economic affairs. He graduated magna cum laude from Bowdoin College in Brunswick, Maine where he majored in Government/Legal Studies and Classics.

Mr. LaMontagne's Prior
Five Year History:      2006 - Present, President & COO, Paradigm Holdings, Inc.
                        1999 - 2006, Senior Vice President, ManTech
                        International Corporation

Richard P. Sawchak, Senior Vice President and Chief Financial Officer - Mr. Sawchak has extensive experience in financial management, corporate financing and executing and integrating acquisitions in a public company environment. From September 2003 to September 2005, he served as Director of Global Financial Planning & Analysis at GXS, Inc. At GXS, he was responsible for managing a global finance organization focused on improving business performance. From August 2000 to August 2003, he was the Director of Finance and Investor Relations at Multilink Technology Corporation. He was instrumental in the company's successful IPO and eventual sale at a premium. Mr. Sawchak has also held senior management positions at Lucent Technologies, Inc. and graduated in the top of his class from Lucent's financial leadership program. He holds a Master's Degree from Babson College and a Bachelor's Degree in Finance from Boston College, where he graduated summa cum laude.

  Mr. Sawchak's Prior
  Five Year History:    2005 - Present, Senior Vice President & Chief Financial
                        Officer, Paradigm Holdings, Inc.
                        2003 - 2005, Director of Global Financial Planning
                        & Analysis, GXS, Inc.
                        2000 - 2003, Director of Finance and Investor Relations,
                        Multilink Technology Corporation

Francis X. Ryan, Board Member - Mr. Ryan has over twenty years experience in managing private and public companies at the executive level. Currently he is President of F. X. Ryan & Assoc. Management Consulting firm specializing in turnarounds, workouts, crisis management, strategic planning, and working capital management. He has extensive experience in business process redesign. Prior to joining the Company's board, Mr. Ryan was the Central Command Special Operations Officer for Operation Enduring Freedom, has served in Iraq and is currently retired from the U.S. Marine Corps at the rank of Colonel. Mr. Ryan is a highly regarded expert speaker in the fields of Corporate Governance and Sarbanes-Oxley regulations. Mr. Ryan has held positions as Chief Operating Officer and Executive Vice President, and Chief Financial Officer for manufacturers and high technology companies. Mr. Ryan currently serves as a board member for the following organizations: Horne International, Inc. (also Chairman, Audit Committee); St. Agnes Hospital (also Chairman, Audit Committee), Baltimore, MD; Good Shepherd Center, Baltimore, MD, Fawn Industries, and Carrollton Banc Corp. Mr. Ryan received his M. B. A. Finance, from the University of Maryland, and holds a B.S. in Economics from Mt. St. Mary's College, where he graduated summa cum laude. Mr. Ryan also holds a C. P. A. from the State of Pennsylvania.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on information provided to the Company, we believe that all of the Company's directors, executive officers and persons who own more than 10% of our common stock were in compliance with Section 16(a) of the Exchange act of 1934 during the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides a narrative on Paradigm's compensation for our named executive officers and should be read in conjunction with the compensation tables and related narrative descriptions in this Item 11.

The Compensation Committee of our Board of Directors (the Committee) is responsible for formulating and administering compensation policies for the named executive officers of the Company. Paradigm's compensation policy is designed to attract, motivate and retain qualified key executive critical to Paradigm's success. It is the objective of Paradigm to have a portion of each executive's compensation dependent upon Paradigm's performance as well as upon the executive's individual performance. Accordingly, each executive officer's compensation package is comprised of three elements: (i) base salary which reflects individual performance and expertise, (ii) variable bonus payable in cash and tied to the achievement of certain annual performance goals and (iii) stock options which are designed to align the long-term interests of the executive officer with those of Paradigm's stockholders. Management may provide recommendation to the Committee on the compensation packages to be offered to the named executives officers of the Company; however, the final decisions are made by the Committee.

The Committee considers the total compensation of each executive officer in establishing each element of compensation. All incentive compensation plans are reviewed at least annually to assure they meet the current strategies and needs of Paradigm.

The summary below describes in more detail the factors that the Committee considers in establishing each of the three primary components of the compensation package provided to the executive officers.

BASE SALARY

Base salary ranges are established based on benchmark data from nationally recognized surveys of similar information technology companies that compete with Paradigm for executive officers and Paradigm's research of peer companies. Each executive officer's base salary is established on the basis of the individual's qualifications and relevant experience.

VARIABLE BONUS

The Committee believes that a substantial portion of the annual compensation of each executive should be in the form of variable incentive pay to reinforce the attainment of Paradigm's goals. The Incentive Plan rewards achievement of specified levels of corporate revenues and profitability. A pre-determined formula, which takes into account revenues and profitability against the annual plan approved by the Board of Directors, is used to determine the bonus award. The individual executive officer's bonus award is based upon discretionary assessment of each officer's performance during the prior fiscal year.

LONG-TERM COMPENSATION

Long-term incentives are provided through stock options to executive officers and other employees under the Company's stock plans. Because of the direct relationship between the value of share-based compensation and the stock price, the Compensation Committee believes that share-based compensation motivates executive officers to manage the Company in a manner that is consistent with stockholder interests. Share-based compensation is intended to focus the attention of the recipient on the Company's long-term performance, which the Company believes results in improved stockholder value, and to retain the services of the executive officers in a competitive job market by providing significant long-term earning potential. To this end, the Company expects future stock option grants to generally vest and become fully exercisable over a three-year period. However, the Board has authority to grant share-based compensation with differing vesting periods. The principal factors considered in granting share-based compensation to executive officers of the Company include prior performance, level of responsibility, other compensation and the executive officer's ability to influence the Company's long-term growth and profitability. However, the Company's stock plan does not provide any quantitative method for weighting these factors, and a decision to grant an award is primarily based upon a subjective evaluation of the past as well as future anticipated performance.

TERMINATION

The named executive officers will generally receive three to six months of salary, except for Messrs. Sawchak and Kristofco who have specific employment contracts which would pay approximately one year of salary and benefits, as severance upon termination in accordance with the employment agreements and/or offer letters approved by the Committee and signed by the named executive officers unless the Committee approves otherwise.

The following table shows all the cash and non-cash compensation earned by the Company's named executive officers during the fiscal year ended December 31, 2006. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to these executive officers during fiscal year 2006.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------
Name and Principal                     Year   Salary             Bonus      Stock         Option       All Other      Total
Position                                        ($)               ($)     Awards(5)      Awards(5)  Compensation(6)    ($)
                                                                             ($)            ($)           ($)
-----------------------------------------------------------------------------------------------------------------------------
Raymond Huger(1)                       2006  $418,912              --            --            --      $503,910      $922,822
Chief Executive Officer
-----------------------------------------------------------------------------------------------------------------------------
Richard Sawchak
Senior Vice President and              2006  $212,014              --            --            --      $  6,957      $218,971
Chief Financial Officer
-----------------------------------------------------------------------------------------------------------------------------
Peter LaMontagne(2)
President and Chief                    2006  $198,087              --            --      $147,081      $ 13,521      $358,689
Operations Officer
-----------------------------------------------------------------------------------------------------------------------------
Harry Kaneshiro                        2006  $320,091              --            --            --      $ 28,560      $348,651
Executive Vice President
-----------------------------------------------------------------------------------------------------------------------------
Thomas Kristofco                       2006  $220,000              --      $373,333            --      $  8,621      $601,954
Senior Vice President
-----------------------------------------------------------------------------------------------------------------------------
Frank Jakovac(3)                       2006  $129,057              --            --            --      $404,385      $533,442
President and Chief
Operations Officer
-----------------------------------------------------------------------------------------------------------------------------
Lori Ermi(4)                           2006  $ 71,737              --            --            --      $ 52,714      $124,451
Vice President and Chief
Administration Officer
-----------------------------------------------------------------------------------------------------------------------------

(1) Mr. Huger stepped down as Chief Executive Officer of the Company effective December 31, 2006. Pursuant to the terms of his separation agreement, he will receive twelve months of monthly base salary of $34,909, monthly executive car allowance of $1,167 and COBRA as severance. He began receiving monthly payment of $39,358 in January 2007 and such payments will continue until December 2007.
(2) Mr. LaMontagne was hired on May 15, 2006. His annual salary approved by the Compensation Committee is $315,000 with an opportunity to earn an annual achievement bonus of $120,000 a year to be evaluated and paid annually. He did not receive any bonus for fiscal year 2006. In addition, the Compensation Committee of the Board granted options to acquire 500,000 shares of common stock to Mr. LaMontagne with three-year vesting period during fiscal year 2006.
(3) Mr. Jakovac resigned from the Company effective April 28, 2006. Pursuant to the terms of his employment agreement, he received three months of monthly base salary of $32,264 and five months of COBRA and additional settlement amount of $315,000 based on an agreement reached in 2007 as severance. He will receive the $315,000 in three installments payable in February, April and June 2007.
(4) Mrs. Ermi resigned from the Company effective June 2, 2006. Pursuant to the terms of her settlement agreement and release, she received three months of monthly base salary of $14,583 and monthly executive car allowance of $500 and two months of COBRA as severance.
(5) Refer to Notes 1 and 12 of the Notes to Consolidated Financial Statements for a further discussion of the Company's share-based awards.
(6) See All Other Compensation chart below for amounts, which include perquisites and the Company matches on employee contributions to the Company's 401(k) plan.


-------------------------------------------------------------------------------------------
Name                       Automobile  Life Insurance      Severance Paid/       Company
                            Allowance  Policy Premiums    Accrued Severance    401(k) Match
-------------------------------------------------------------------------------------------
Raymond Huger                $14,000      $11,462          $        472,298      $ 6,150
-------------------------------------------------------------------------------------------
Richard Sawchak              $ 6,000      $   957                        --           --
-------------------------------------------------------------------------------------------
Peter LaMontagne             $ 8,000      $ 1,857                        --      $ 3,664
-------------------------------------------------------------------------------------------
Harry Kaneshiro              $12,000      $10,410                        --      $ 6,150
-------------------------------------------------------------------------------------------
Thomas Kristofco             $ 6,000           --                        --      $ 2,621
-------------------------------------------------------------------------------------------
Frank Jakovac                $ 4,000           --          $85,385/$315,000           --
-------------------------------------------------------------------------------------------
Lori Ermi                    $ 2,500      $   280                $47,140/--      $ 2,794
-------------------------------------------------------------------------------------------

(7) The amount in the "Salary", "Bonus" and "All Other Compensation" columns of the Summary Compensation Table above is reported at accrual basis.

The following table contains information regarding options granted during the year ended December 31, 2006 to the Company's named executive officers.

                           GRANT OF PLAN-BASED AWARDS

-------------------------------------------------------------------------------------------------------
                                                          All Other
                                                        Option Awards:
                                    All Other Stock       Number of      Exercise or
                                     Awards: Number       Securities      Base Price    Grant Date Fair
                                      of Shares of        Underlying       of Option     Value of Stock
                                    Stock or Units(1)     Options(1)        Awards        Option Awards
Name                    Grant Date         (#)               (#)            ($/Sh)             ($)
-------------------------------------------------------------------------------------------------------
Raymond Huger                              --                 --              --               --
-------------------------------------------------------------------------------------------------------
Richard Sawchak                            --                 --              --               --
-------------------------------------------------------------------------------------------------------
Peter LaMontagne         5/15/06           --              500,000           $2.50          $705,987
-------------------------------------------------------------------------------------------------------
Harry Kaneshiro                            --                 --              --               --
-------------------------------------------------------------------------------------------------------
Thomas Kristofco         8/16/06         233,333              --             $1.60          $373,333
-------------------------------------------------------------------------------------------------------
Frank Jakovac                              --                 --              --               --
-------------------------------------------------------------------------------------------------------
Lori Ermi                                  --                 --              --               --
-------------------------------------------------------------------------------------------------------

(1) Refer to Notes 1 and 12 of the Notes to Consolidated Financial Statements for a further discussion of the Company's share-based awards.

The following table contains information regarding unexercised options for each named executive officer outstanding as of December 31, 2006. There are 500,000 stock options that have not vested related to equity incentive plan awards for named executive officers outstanding as of December 31, 2006.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

---------------------------------------------------------------------------------------------------------
                                                        Option Awards
---------------------------------------------------------------------------------------------------------
                           Number of Securities      Number of Securities
                                 Underlying              Underlying
                                Unexercised              Unexercised             Option          Option
                                Options(2)                  Options             Exercise       Expiration
                                    (#)                       (#)                Price            Date
Name                            Exercisable              Unexercisable             ($)            ($)
---------------------------------------------------------------------------------------------------------
Raymond Huger                        --                        --                  --              --
---------------------------------------------------------------------------------------------------------
Richard Sawchak                   200,000                      --                 $1.70        12/14/2015
---------------------------------------------------------------------------------------------------------
Peter LaMontagne                     --                     500,000               $2.50        5/15/2016
---------------------------------------------------------------------------------------------------------
Harry Kaneshiro                   100,000                      --                 $1.70        12/14/2015
---------------------------------------------------------------------------------------------------------
Thomas Kristofco                     --                        --                  --              --
---------------------------------------------------------------------------------------------------------
Frank Jakovac(1)                  800,000                      --                 $1.70        12/14/2015
---------------------------------------------------------------------------------------------------------

(1) Mr. Jakovac resigned from the Company effective April 28, 2006 and the options granted to him will expire on April 28, 2007 if not exercised.
(2)   These options were granted on December 15, 2005 and vested immediately.

The following table contains information regarding vesting of stock during December 31, 2006 for each of the named executive officers on an aggregated basis. None of the 2006 option awards for the named executive officers are vested during the fiscal year ended December 31, 2006.

             OPTION EXERCISES AND STOCK VESTED

---------------------------------------------------------------
                                       Stock Awards
---------------------------------------------------------------
Name                       Number of Shares
                             Acquired on      Value Realized on
                               Vesting             Vesting
                                 (#)                 ($)
---------------------------------------------------------------
Raymond Huger                     --                  --
---------------------------------------------------------------
Richard Sawchak                   --                  --
---------------------------------------------------------------
Peter LaMontagne                  --                  --
---------------------------------------------------------------
Harry Kaneshiro                   --                  --
---------------------------------------------------------------
Thomas Kristofco               233,333             $373,333
---------------------------------------------------------------
Frank Jakovac                     --                  --
---------------------------------------------------------------
Lori Ermi                         --                  --
---------------------------------------------------------------

COMPENSATION OF DIRECTORS

The following table shows all the fees earned or cash paid by the Company during the fiscal year ended December 31, 2006 to the Company's non-employee directors. No option and restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended December 31, 2006.

             DIRECTOR COMPENSATION

---------------------------------------------------
Name                   Fees Earned or        Total
                        Paid in Cash          ($)
                            ($)
---------------------------------------------------
Francis X. Ryan           $45,094           $45,094
---------------------------------------------------
John A. Moore             $39,500           $39,500
---------------------------------------------------
Edwin Mac Avery           $38,339           $38,339
---------------------------------------------------

For the fiscal year ended December 31, 2006, non-employee directors received an annual fee of $15,000 that is paid quarterly, a fee of $1,500 per meeting and received reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors. Board members who are members of the audit and compensation committee received $1,000 and $1,500, respectively, and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Committees of the Board of Directors. Chairpersons of the audit and compensation committee received an additional annual fee of $10,000 that is paid quarterly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of March 28, 2007 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

                                                   Amount and
                                                       Nature      Percentage
                  Name and Address              of Beneficial       of Common
Title of Class    of Beneficial Owner(1)            Ownership        Stock(2)
--------------    ----------------------        -------------      ----------
Common Stock      Raymond Huger                    10,594,719          55.70%(3)
Stock Options     Frank Jakovac                       800,000           4.04%
Stock Options     Peter LaMontagne                    166,667           0.87%
Stock Options     Richard Sawchak                     200,000           1.04%
Stock Options     Francis Ryan                         40,000           0.21%
Stock Options     John Moore                           40,000           0.21%
Stock Options     Edwin Avery                          40,000           0.21%
Common Stock /
 Stock Options    Harry Kaneshiro                   3,450,000          15.35%
                                                 ------------      ----------
                  All Directors and Executive
                    Officers as a Group            15,331,386          77.63%

(1) Unless otherwise indicated, the address of each person listed above is the address of the Company, 9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850.

(2) Applicable percentage of ownership is based on 19,019,871 shares of common stock outstanding as of March 28, 2007 together with securities exercisable or convertible into shares of common stock within 60 days of March 28, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) See terms of Mr. Huger's voting agreement with the Company in Item 13 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

PSI acquired Blair on October 14, 2005. Blair's facility, located at 3375 Lynnwood Drive, Altoona, Pennsylvania, was owned by two of the former Blair principals, Messrs. Thomas Kristofco and Stephen Fochler. The facility consists of 4,000 square feet and was leased to Blair at a rate of $4,500 per month. On January 16, 2006, Messrs. Kristofco and Fochler sold their interests in the facility to an independent third party. The square footage and monthly rent was not affected. In December 2006, Blair, which was classified as part of the discontinued operations at December 31, 2006, moved to a new facility owned by an independent third party.

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PSI, a Maryland corporation and wholly-owned subsidiary of the Company, and Mr. Raymond Huger, the Company's Chairman of the Board of Directors, Co-founder and former Chief Executive Officer ("Mr. Huger"). Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mr. Huger purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000.00 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company's common stock as of February 28, 2007. This transaction resulted in a gain of approximately $0.4 to $0.6 million on disposal in the first quarter of 2007, net of losses from discontinued operations. On March 1, 2007, the Company issued a press release with respect to the successful consummation of the transactions set forth in the Stock Purchase Agreement among the Company, PSI and Mr. Huger. Mr. Huger is and remained as the prime shareholder of the Company before and after the transaction described above. Mr. Huger owns 55.7% of total issued and outstanding shares of common stock following the consummation of the transaction. Pursuant to the terms and conditions set forth in the Voting Agreement, Mr. Huger appointed the Company as Mr. Huger's proxy and attorney-in-fact, with full power of substitution and resubstitution, to vote or act by written consent the number of shares which limits Mr. Huger's remaining voting to a maximum of 49%.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional services rendered by BDO Seidman, LLP (BDO) for fiscal year ended December 31, 2006 and Aronson & Company (Aronson) for the fiscal year ended December 31, 2005. The Audit Committee recommended and approved BDO as the Company's new independent auditors for the fiscal year ended December 31, 2006 in April 2006.

                                        YEARS ENDED DECEMBER 31,
                                          2006(1)        2005
                                         --------      --------
                Audit fees:              $162,815      $131,475
                Audit related fees:        26,375        50,118
                Tax fees:                  14,145        41,443
                All other fees:             8,386         8,646
                                         --------      --------
                Total                    $211,721      $231,682

      (1) 2006 amount included fees paid to Aronson of $96,815, $12,630, $10,170 and $8,386, respectively.

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

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                             PARADIGM HOLDINGS, INC.
                    (FORMERLY PARADIGM SOLUTIONS CORPORATION)

                                TABLE OF CONTENTS

                                                                   Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM F-1 - F-2 AUDITED FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                F-3 -  F-4
  Consolidated Statements of Operations                      F-5 -  F-6
  Consolidated Statements of Stockholders' Equity                   F-7
  Consolidated Statements of Cash Flows                      F-8 -  F-9
  Notes to Consolidated Financial Statements                F-10 - F-30
  Schedule II - Valuation and Qualifying Accounts                  F-31

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Paradigm Holdings, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheet of Paradigm Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Holdings, Inc. and Subsidiaries at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.



Bethesda, Maryland
April 17, 2007

Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
Paradigm Holdings, Inc.
Rockville, Maryland

We have audited the accompanying Consolidated Balance Sheet of Paradigm Holdings, Inc. and Subsidiaries as of December 31, 2005 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedules for each of the two years in the period ended December 31, 2005. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Holdings, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for each of the two years in the period ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Rockville, Maryland
March 28, 2006, except for Note 3 as to which the date is December 31, 2006

                             PARADIGM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


December 31,                                           2006             2005
-------------------------------------------    ------------     ------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $    371,176     $    943,017
  Accounts receivable - contracts, net           15,768,449       15,095,854
  Prepaid expenses                                  960,184          555,921
  Other current assets                               25,903          112,767
  Current assets of discontinued operations       1,594,141          676,923
                                               ------------     ------------
    TOTAL CURRENT ASSETS                         18,719,853       17,384,482
                                               ------------     ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                            151,802          147,896
  Equipment                                         889,530          863,313
  Software                                          625,383          570,117
  Leasehold improvements                             20,577          119,981
                                               ------------     ------------
TOTAL PROPERTY AND EQUIPMENT                      1,687,292        1,701,307
      Less:  Accumulated depreciation            (1,093,981)        (768,031)
                                               ------------     ------------
    NET PROPERTY AND EQUIPMENT                      593,311          933,276
                                               ------------     ------------
OTHER ASSETS

  Deposits                                           96,228           79,544
  Deferred rent assets                               78,827               --
  Deferred tax assets, net                           58,359               --
  Other assets of discontinued operations                --        3,005,198
                                               ------------     ------------
TOTAL ASSETS                                   $ 19,546,578     $ 21,402,500
                                               ============     ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

December 31,                                                       2006             2005
-------------------------------------------------------    ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                           $  2,464,022     $  2,305,486
  Note payable - line of credit                               5,559,649        4,882,871
  Capital leases payable, current portion                        32,837           25,953
  Accounts payable and accrued expenses                       5,619,834        5,182,325
  Accrued salaries and related liabilities                    2,137,002        2,111,962
  Expected loss on contract                                     613,742               --
  Deferred revenue                                              452,491            4,463
  Deferred rent, current portion                                 77,674           16,388
  Deferred income taxes, net                                     72,259          533,686
  Current liabilities of discontinued operations                616,889          787,692
                                                           ------------     ------------
    TOTAL CURRENT LIABILITIES                                17,646,399       15,850,826
                                                           ------------     ------------
LONG-TERM LIABILITIES

  Capital leases payable, net of current portion                 32,320           56,370
  Security deposit held                                          33,408               --
  Deferred rent, net of current portion                         179,219          135,295
  Deferred income taxes, net of current portion                      --          681,085
                                                           ------------     ------------
    TOTAL LIABILITIES                                        17,891,346       16,723,576
                                                           ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $0.01 par value, 50,000,000 shares
    authorized, 20,795,152 shares and 20,503,486 shares
    issued and outstanding as of
    December 31, 2006 and 2005, respectively                    207,951          205,034
  Additional paid-in capital                                  2,106,641        1,495,000
  (Accumulated deficit) retained earnings                      (659,360)       2,978,890
                                                           ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                                1,655,232        4,678,924
                                                           ------------     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 19,546,578     $ 21,402,500
                                                           ============     ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                                    2006             2005             2004
------------------------------------------------    ------------     ------------     ------------
Contract revenue
  Service contracts                                 $ 43,781,524     $ 44,225,162     $ 39,428,123
  Repair and maintenance contracts                    16,046,570       18,058,428       22,268,698
                                                    ------------     ------------     ------------
    Total contract revenue                            59,828,094       62,283,590       61,696,821
                                                    ------------     ------------     ------------
Cost of revenue
  Service contracts                                   36,690,539       34,604,085       32,465,475
  Repair and maintenance contracts                    13,817,257       16,548,712       20,594,289
                                                    ------------     ------------     ------------
    Total cost of revenue                             50,507,796       51,152,797       53,059,764
                                                    ------------     ------------     ------------

Gross margin                                           9,320,298       11,130,793        8,637,057

Selling, General & Administrative                      8,315,113        7,908,141        7,916,418
                                                    ------------     ------------     ------------
Income from operations                                 1,005,185        3,222,652          720,639
                                                    ------------     ------------     ------------
Other expense
  Interest income                                            708            9,536           12,529
  Interest expense                                      (486,923)        (273,801)         (61,920)
  Other (expense) income                                 (23,679)          17,714               --
                                                    ------------     ------------     ------------
    Total other expense                                 (509,894)        (246,551)         (49,391)
                                                    ------------     ------------     ------------

Income from continuing operations
   before income taxes                                   495,291        2,976,101          671,248
                                                    ------------     ------------     ------------

Provision for income taxes                               323,255        1,109,976        2,900,835
                                                    ------------     ------------     ------------

Income (loss) from continuing operations                 172,036        1,866,125       (2,229,587)
Loss from discontinued operations, net of income
   tax benefits                                       (3,810,286)      (1,042,951)      (1,537,314)
                                                    ------------     ------------     ------------

Net (loss) income                                   $ (3,638,250)    $    823,174     $ (3,766,901)
                                                    ------------     ------------     ------------

Weighted average number of common shares:
  Basic                                               20,552,097       20,107,653       17,896,727
  Diluted                                             20,713,109       20,110,081       17,896,727

Basic net income (loss) per common share:
  Income (loss) from continuing operations          $       0.01     $       0.09     $      (0.12)
  Loss from discontinued operations                 $      (0.19)    $      (0.05)    $      (0.09)
  Net (loss) income                                 $      (0.18)    $       0.04     $      (0.21)
                                                    ------------     ------------     ------------

Diluted net income (loss) per common share:
  Income (loss) from continuing operations          $       0.01     $       0.09     $      (0.12)
  Loss from discontinued operations                 $      (0.19)    $      (0.05)    $      (0.09)
  Net (loss) income                                 $      (0.18)    $       0.04     $      (0.21)
                                                    ------------     ------------     ------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Year Ended December 31,                                        2004(a)
---------------------------------------------------    ------------

Income from continuing operations
  before income taxes                                  $    671,248

Pro forma provision for income taxes (Note 17)              259,102
                                                       ------------

Pro forma income from continuing operations                 412,146
Pro forma loss from discontinued operations              (1,537,314)
                                                       ------------

Pro forma net loss                                       (1,125,168)
                                                       ------------

Pro forma weighted average number of common shares:
  Basic                                                  17,896,727
  Diluted                                                17,896,727

Pro forma net loss per common share:
  Basic                                                $      (0.06)
  Diluted                                              $      (0.06)
                                                       ------------

(a) The Consolidated Financial Statements as of December 31, 2004 include pro forma adjustments to provide for an income tax provision and a deferred income tax liability for the year presented as if Paradigm had been a C-Corporation at January 1, 2004. Paradigm assumed an effective tax rate of 38.6% which reflects Federal taxes at 34% and state taxes, net of the Federal benefit. There are no significant permanent differences in the periods presented.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Common Stock
                                           -----------------------------------------
                                                                                         Retained
                                                                          Additional     Earnings
                                                                           Paid-in     (Accumulated
                                              Share          Amount        Capital        Deficit)         Total
                                           -----------    -----------    -----------    -----------     -----------
Balance, December 31, 2003                  17,500,000    $   175,000    $        --    $ 5,951,509     $ 6,126,509

Recapitalization and net liabilities
  assumed as a result of reverse merger      2,503,486         25,034             --        (28,892)         (3,858)

Net loss                                            --             --             --     (3,766,901)     (3,766,901)
                                           -----------    -----------    -----------    -----------     -----------

Balance, December 31, 2004                  20,003,486        200,034             --      2,155,716       2,355,750

Issuance of common stock related
  to acquisition                               500,000          5,000      1,495,000             --       1,500,000

Net income                                          --             --             --        823,174         823,174
                                           -----------    -----------    -----------    -----------     -----------

Balance, December 31, 2005                  20,503,486    $   205,034    $ 1,495,000    $ 2,978,890     $ 4,678,924

Share-based compensation                       291,666          2,917        611,641             --         614,558

Net loss                                            --             --             --     (3,638,250)     (3,638,250)
                                           -----------    -----------    -----------    -----------     -----------

Balance, December 31, 2006                  20,795,152    $   207,951    $ 2,106,641    $  (659,360)    $ 1,655,232
                                           ===========    ===========    ===========    ===========     ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                   2006             2005             2004
                                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                $ (3,638,250)    $    823,174     $ (3,766,901)

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET
  CASH USED BY OPERATING ACTIVITIES:
  Loss from discontinued operations, net of income tax benefits       3,810,286        1,042,951        1,537,314
  Share-based compensation                                              147,893               --               --
  Depreciation and amortization                                         389,565          364,391          290,848
  Bad debts                                                              60,025              931               --
  Loss on disposal of assets                                             93,000           38,343               --
  Deferred income taxes                                              (1,200,871)        (668,229)       1,883,000

    (INCREASE) DECREASE IN
      Accounts receivable - contracts, net                             (732,620)      (3,668,967)       3,061,220
      Inventory, net                                                         --          (32,914)         (76,015)
      Notes receivable - inventory                                           --          750,000               --
      Prepaid expenses                                                 (404,263)       3,628,713       (1,963,643)
      Other current assets                                               86,864          (22,877)         (72,476)
      Other non-current assets                                          (95,511)          (6,793)            (975)
    (DECREASE) INCREASE IN
      Accounts payable and accrued expenses                             437,509         (156,801)         908,220
      Accrued salaries and related liabilities                           25,040          428,784          127,267
      Expected loss on contract                                         613,742               --               --
      Deferred revenue                                                  448,028       (1,744,947)        (579,280)
      Deferred rent                                                     105,210            7,248           29,423
      Security deposit held                                              33,408               --               --
                                                                   ------------     ------------     ------------
    Net cash provided by operating activities
       from continuing operations                                       179,055          783,007        1,378,002
    Net cash used by operating activities
       from discontinued operations                                  (1,260,358)      (1,081,445)      (1,494,645)
                                                                   ------------     ------------     ------------

           NET CASH USED BY OPERATING ACTIVITIES                     (1,081,303)        (298,438)        (116,643)
                                                                   ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                   (131,962)        (374,797)        (292,110)
                                                                   ------------     ------------     ------------
    Net cash used by investing activities
       from continuing operations                                      (131,962)        (374,797)        (292,110)
    Net cash used by investing activities
       from discontinued operations                                    (166,087)      (1,478,088)              --
                                                                   ------------     ------------     ------------

           NET CASH USED BY INVESTING ACTIVITIES                       (298,049)      (1,852,885)        (292,110)
                                                                   ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft, net                                                   158,536        1,259,326          350,180
  Payments on capital leases                                            (27,803)          (7,174)              --
  Proceeds from line of credit                                       53,155,245       46,391,097       36,178,396
  Payments on line of credit                                        (53,904,912)     (47,287,831)     (37,452,969)
                                                                   ------------     ------------     ------------
    Net cash (used) provided by financing activities
       from continuing operations                                      (618,934)         355,418         (924,393)
    Net cash provided by financing activities
       from discontinued operations                                   1,426,445        2,559,533        1,494,645
                                                                   ------------     ------------     ------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                    807,511        2,914,951          570,252
                                                                   ------------     ------------     ------------

    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (571,841)         763,628          161,499

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            943,017          179,389           17,890
                                                                   ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $    371,176     $    943,017     $    179,389
                                                                   ============     ============     ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Years Ended December 31,                                                   2006             2005             2004
                                                                   ------------     ------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-cash investing activities:
  Assets sold in exchange for a note receivable                    $         --     $    750,000     $         --
                                                                   ============     ============     ============
Non-cash financing activities:
  Equipment acquired under capital leases                          $     10,637     $     40,797     $         --
                                                                   ============     ============     ============
Cash paid for income taxes                                         $    907,265     $    447,248     $    747,486
                                                                   ============     ============     ============
Cash paid for interest                                             $    465,298     $    239,741     $     61,920
                                                                   ============     ============     ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PARADIGM HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Paradigm Holdings, Inc. (Paradigm Holdings), formerly known as Cheyenne Resources, Inc., was incorporated in Wyoming on November 17, 1970. As further described in Note 2 - Acquisition, Paradigm Holdings acquired Paradigm Solutions Corporation (PSC) through a reverse acquisition (the Reverse Acquisition) on November 3, 2004. On December 17, 2004, Paradigm Holdings formed a wholly-owned subsidiary, Paradigm Solutions International, Inc. (PSI) (collectively, PDHO or the Company) for purposes of transferring the acquired net assets from Paradigm Holdings.

Headquartered in Rockville, Maryland, PDHO provides information technology and business continuity solutions to government and commercial customers. As further described in Note 2 - Acquisition, on October 14, 2005, PDHO acquired Blair Management Services, Inc. doing business as Blair Technology Group (Blair) to expand its presence in the commercial marketplace. Blair provides business continuity and information technology security solutions to commercial customers in a variety of industries including finance, healthcare and energy. The acquisition of Blair enhanced PDHO's ability to offer customers a comprehensive business continuity solution.

As further discussed in Note 3 - Discontinued Operations, on September 22, 2006, the Company announced the plan to divest its Commercial business and completed the divestiture on February 28, 2007. The decision to divest was made during the fourth quarter of 2006 following the completion of the independent committee's evaluation of strategic alternatives. The Company defines the Commercial business as all of the outstanding capital stock of PSI, which includes all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool (OpsPlanner). The Commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company's continuing operations in the Consolidated Financial Statements for all current and prior periods presented.

The Company's operations are subject to certain risks and uncertainties including, among others, dependence on contracts with federal government agencies, dependence on significant clients, existence of contracts with fixed pricing, dependence on subcontractors to fulfill contractual obligations, current and potential competitors with greater resources, a dependence on key management personnel, our ability to recruit and retain qualified employees, and uncertainty of future profitability and possible fluctuations in financial results.

PRINCIPLES OF CONSOLIDATION

The accompanying Consolidated Financial Statements include the accounts of Paradigm and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2006 and 2005, the carrying value of current financial instruments such as cash, accounts receivable, bank overdraft and note payable approximated their fair value, based on the short-term maturities of these instruments. Fair value is determined based on expected cash flows, discounted at market rate, and other appropriate valuation methodologies.

REVENUE RECOGNITION

Substantially all of the Company's revenue is derived from service and solutions provided to the federal government by Company employees and subcontractors.

The Company generates its revenue from three different types of contractual arrangements: (i) time and materials contracts, (ii) cost-plus reimbursement contracts, and (iii) fixed price contracts.

Time and Materials (T&M). For T&M contracts, revenue is recognized based on direct labor hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs.

Cost-Plus Reimbursement (CP). Under CP contracts, revenue is recognized as costs are incurred and include an estimate of applicable fees earned. For award based fees under CP contracts, the Company recognizes the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated and collection is reasonably assured, based on factors such as prior award experience and communications with the client regarding performance;

Fixed Price (FP). The Company has two basic categories of FP contracts: (i) fixed price- level of effort (FP-LOE) and (ii) firm fixed price (FFP).

o Under FP-LOE contracts, revenue is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor. Revenue on fixed unit price contracts, where specific units of output under service agreements are delivered, is recognized as units are delivered based on the specific price per unit. For FP maintenance contracts, revenue is recognized on a pro-rata basis over the life of the contract.

o Under FFP contracts, revenue is recognized subject to the provision of U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104. The Company has one FFP contract. This contract includes several contractual milestones. Revenue is recognized over the course of each phase or milestone using percentage of completion accounting. Achievement and delivery of contractual milestones occurs throughout the life of the contract. Delivery and revenue recognition inherently involve estimation. During the performance of the FFP contracts, the Company periodically reviews and revises the estimated total contract costs and/or profit margin at completion of the contract. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because the Company assumes the risk of performing a FFP contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting and revenue is recognized separately, and in accordance with, the Company's revenue recognition policy for each element. Further, if an arrangement requires the delivery or performance of multiple deliveries or elements under a bundled sale, the Company determines whether the individual elements represent "separate units of accounting" under the requirements of Emerging Issues Task Force Issue (EITF) No. 00-21, "Multiple Delivery Revenue Arrangements."

Software revenue recognition for sales of OpsPlanner is in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Since the Company has not yet established vendor specific objective evidence of fair value for the multiple arrangements typically contained within an OpsPlanner sale, recognition of total revenues from the sale of OpsPlanner are recognized ratably over the term of the contract.

In certain contracts, revenue includes third-party hardware and software purchased on behalf of clients. The level of hardware and software purchases made for clients may vary from period to period depending on specific contract and client requirements. The Company recognizes the gross revenue under EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", for certain of its contracts which contain third-party products and services, because in those contracts, the Company is contractually bound to provide a complete solution which includes labor and additional services in which the Company maintains contractual, technical and delivery risks for all services and agreements provided to the customers, and the Company may be subject to financial penalties for non delivery.

The Company is subject to audits from federal government agencies. The Company has reviewed its contracts and determined there is no material risk of financial adjustments due to government audit. To date, we have not had any adjustments as a result of a government audit of our contracts.

Revenue recognized on contracts for which billings have not yet been presented to customers is included in unbilled receivables.

Deferred revenue relates to contracts for which customers pay in advance for services to be performed at a future date. The Company recognizes deferred revenue attributable to our software and maintenance contracts over the related service periods, which run through 2007.

COST OF REVENUE

Cost of revenue for service contracts consist primarily of labor, consultant, subcontract, materials, travel expenses and an allocation of indirect costs attributable to the performance of the contract.

Cost of revenue for repair and maintenance contracts consist primarily of labor, consultant, subcontract, materials, travel expenses and an allocation of indirect costs attributable to the performance of the contract. Certain costs are deferred based on the recognition of revenue for the associated contracts.

MAJOR CUSTOMERS

All of the Company's revenue is from the Federal civilian agencies and 77%, 82% and 77% of total revenue is generated from four, five, and four major customers during the years ended December 31, 2006, 2005 and 2004, respectively. The Company's accounts receivable related to these major customers was 78% and 83% of total accounts receivable for the years ended December 31, 2006 and 2005, respectively. The Company defines major customer by agencies within the federal government.

A majority of the Company's customer concentration is in the Mid-Atlantic states of the USA.

GOODWILL AND INTANGIBLE ASSETS

The Company conducts a review for impairment of goodwill and intangible assets at least annually on September 30. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination.

As further described in Note 2 - Acquisition, the Company's acquisition of Blair resulted in the recording of intangible assets and goodwill. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", identifiable intangible assets associated with non-compete agreements and customer relationships were being amortized over their economic lives of one and five years, respectively, during 2006. In addition, in accordance with SFAS No. 142, the Company will cease amortizing identifiable intangible assets after December 31, 2006 since these assets are classified as held for sale as of December 31, 2006.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets.

All of the goodwill and intangible assets relate to the Company's Commercial business and have been grouped and reported as part of the discontinued operations in the consolidated balance sheets. Management believes circumstances or conditions have arisen that would indicate impairment of the goodwill at December 31, 2006. During the quarter ended September 30, 2006, the Company conducted its annual impairment review of long-lived assets. As a result of this review and the subsequent decision to divest the Commercial business, the Company recorded an impairment charge of $1,845,739 against the goodwill recorded from the acquisition of Blair in October 2005. The impairment is the result of slower than expected revenue growth and operating losses within the Company's Commercial business that have continued to occur through the period ended December 31, 2006. The Company allocated the entire impairment charge to loss from discontinued operations.

CAPITALIZED SOFTWARE COSTS

The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility, which the Company generally defines as completion of a working model, until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over the products estimated useful life or on the ratio of current revenue to total projected product revenues, whichever is greater.

To date the only capitalized software recognized by the company relates to the Company's OpsPlanner software. This product has an estimated economic life of two years based on anticipated sales and the Company's experience with previously released versions. Due to inherent technological changes in software development, however, the period over which such capitalized costs will be amortized may be modified. The Company established technological feasibility for OpsPlanner on January 3, 2006 based upon the completion of a working model and the Company capitalized software development costs of $146,255 during the year ended December 31, 2006. The accumulative amortization and amortization of capitalized software costs was $54,845 for the year ended December 31, 2006 and was recorded in depreciation expense. OpsPlanner is a component of the Commercial business and has been included in discontinued operations on the Company's Consolidated Balance Sheet and Statements of Operations.

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the Department of Housing and Urban Development, Bureau of Alcohol, Tobacco, and Firearms, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The Company provides an allowance for uncollectible accounts receivable based on historical experience, troubled account information and other available information. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Although it is reasonably possible that management's estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or results of operations.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at the original cost to the Company and are depreciated using straight-line methods over established useful lives of three to seven years. Purchased software is recorded at original cost and depreciated on the straight-line basis over three years. Leasehold improvements are recorded at original cost and are depreciated on the straight-line basis over the lesser of the useful life of the asset or the life of the lease.

--------------------------------------------------------
Type                         Depreciable life
--------------------------------------------------------
Furniture & fixtures         7 years
--------------------------------------------------------
Equipment                    3 - 5 years
--------------------------------------------------------
Software                     3 years
--------------------------------------------------------
Leasehold improvements       Lesser of the asset life or
                             life of lease
--------------------------------------------------------

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement basis and the tax basis of assets and liabilities at currently enacted income tax rates.

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

NET (LOSS) INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average number of common shares plus dilutive common stock equivalents outstanding during the period. Anti-dilutive common stock equivalents are excluded. For the years ended December 31, 2006 and 2005, the only reconciling item between the shares used for basic and diluted net income per common share relates to outstanding stock options granted in 2006 and 2005. No reconciling items existed between the net income used for basic and diluted net income per common share. There were no dilutive common stock equivalents outstanding during the year ended December 31, 2004.

SHARE-BASED COMPENSATION

The Company currently has one equity incentive plan, the 2006 Stock Incentive Plan (the Plan), which provides the Company the opportunity to compensate selected employees with stock options. A stock option entitles the recipient to purchase shares of common stock from the Company at the specified exercise price. All grants made under the Plan are governed by written agreements between the Company and the participants.

Prior to January 1, 2006, the Company accounted for its share-based compensation plan as prescribed by Accounting Principles Board, (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", (APB No. 25). The Company recorded no compensation cost in its Consolidated Statements of Operations prior to fiscal year 2006 for its stock option grants as the exercise price equaled the fair market value of the underlying stock on the grant date.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised
2004), "Share-Based Payment", (SFAS No. 123 (revised)). SFAS No. 123 (revised) replaces SFAS No. 123 and supersedes APB No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the year ended December 31, 2006 includes compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised). The Company did not have any share-based awards granted prior to but unvested as of December 31, 2005.

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2006 was $148 thousand. As further described in Notes 2 - Acquisition and 15 - Stockholders Equity, in addition to the options granted in 2006, the Company issued common stock to two employees and recognized share-based compensation expense of $467 thousand. The Company recognized no compensation expense in accordance with APB No. 25 for the year ended December 31, 2005. The Company did not grant any share-based awards for the year ended December 31, 2004. In accordance with the modified-prospective transition method of SFAS No. 123 (revised), the Company has not restated prior periods.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flow of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS No. 123 (revised).

Prior to the adoption of SFAS No. 123 (revised), the Company would report the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flows. In accordance with SFAS No. 123 (revised), the Company will revise its statement of cash flows presentation prospectively to include these excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows when participants exercise their stock options, if any. There were no exercises of stock options during 2006 and 2005.

Through December 31, 2005, the Company accounted for grants of stock options using the intrinsic value method in accordance with the provisions of APB No. 25 and have provided the pro forma disclosures of net income and net income per common share for the year ended December 31, 2005 in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123", using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of that option. The Company accounted for equity instruments issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

The following table reflects the impact on net income (loss) and net income
(loss) per common share as if we had applied the fair value based method of recognizing share-based compensation costs as presented by SFAS No. 123 for the years ended of December 31, 2005 and 2004:

                                              2005           2004
                                       -----------    -----------
Net income (loss), as reported         $   823,174    $(3,766,901)
Deduct: Total shared-based employee
 compensation expense determined
 under fair value-based method for
 all awards, net of related taxes        2,162,050             --

                                       -----------    -----------
Pro forma net loss                     $(1,338,876)   $(3,766,901)

Net income (loss) per common share:
 As reported - basic                   $      0.04    $     (0.21)
             - diluted                 $      0.04    $     (0.21)
 Pro forma   - basic                   $     (0.07)   $     (0.21)
             - diluted                 $     (0.07)   $     (0.21)

Under SFAS No. 123 (revised), we have elected to continue using the Black-Scholes option pricing model to determine the fair value of our awards on the date of grant. The Company will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following assumptions were used for option grants during the years ended December 31, 2006 and 2005:

Dividend Yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate - Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on a combination of the historical volatility of the Company's stock for the prior year as supported by volatilities of similar entities. When the Company makes its determination as to similarity, the industry, stage of life cycle, size and financial leverage of such other entities are considered.

Expected Term of the Options and Common Stock - This is the period of time that the Options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on an estimated average life of the options granted. Based on a lack of historical information, the Company estimated the expected life would be six years for options granted using the safe harbor criteria of SEC SAB No. 107. Since the common stock issued to two employees who were former shareholders of Blair was granted with no vesting period and was immediately issued at the grant date, the expected term is not applicable to this grant of common stock.

The fair value of the common stock issued is based on the fair market value of the stock on the date of the award. The fair value of options granted in 2006 and 2005 was estimated on the date of the grant with the following assumptions:

                                                      2006           2005
                                                   -------         ------
            Dividend yield                            None           None
            Risk-free interest rate          4.60% - 5.16%          4.50%
            Expected volatility             53.6% - 103.4%          67.6%
            Expected term of options               6 years        5 years


The Company estimates the percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company uses the forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve month period based on projected levels of operations and headcount levels at various classification levels with the Company. A forfeiture rate of zero was used for the options granted in May and December 2006 as they related to two individuals and was used for the common stock issued to two employees who were former shareholders of Blair in 2006 as the common stock was issued immediately upon grant.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the SEC issued SAB No. 108 regarding the quantification of financial statement misstatements. SAB No. 108 requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements, and a method that focuses on the period-end balance sheet. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's statements of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements of Paradigm Holdings for all prior fiscal years presented to conform to the presentation in fiscal year 2006. Certain of these reclassifications reflect the discontinued operations of the Commercial business as presented on Paradigm Holdings' Consolidated Financial Statements.

2. ACQUISITION

On October 14, 2005, PDHO, PSI, a Maryland corporation and wholly-owned subsidiary of PDHO, Blair, a Pennsylvania corporation and the shareholders of Blair (collectively, the "Shareholders") consummated a merger transaction pursuant to the terms of that certain Merger Agreement (the "Merger Agreement"), whereby Blair was merged with and into PSI and PSI is the surviving corporation and will continue its corporate existence under the laws of the State of Maryland. Pursuant to the Merger Agreement, the Shareholders exchanged all of the issued and outstanding capital stock of Blair in exchange for (i) One Million Dollars (US $1,000,000), (ii) five hundred thousand shares of common stock, par value $0.01 per share, of PDHO (the "Shares") and (iii) $465,553 in cash to satisfy notes payable to shareholders. The total purchase consideration includes $157,252 of direct acquisition costs. Pursuant to the Merger Agreement and an Escrow Agreement entered into by the parties, sixty thousand (60,000) of the Shares were held in escrow for a period of one (1) year from the date of closing and were released on October 14, 2006.

The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141, "Business Combinations." The excess of the purchase price over assets acquired and liabilities assumed was allocated to goodwill which is not deductible for income tax purposes. Identifiable intangible assets associated with non-compete agreements with the Blair shareholders and customer relationships totaling $358,674 are being amortized over their estimated economic lives of one and ten years, respectively. A summary of the cash consideration paid based on the initial purchase price allocation as of October 14, 2005 is as follows:

     Current assets                          $      758,574
     Property, plant & equipment                     97,740
     Other assets                                    21,434
     Intangible assets                              448,285
     Goodwill                                     2,387,372
     Deferred income tax liability                 (248,038)
     Current liabilities                           (342,562)

                                             --------------
     Net assets acquired                     $    3,122,805
                                             ==============

Subsequent to December 31, 2005, the Company finished its final purchase price allocation and determined that the value of the customer relationships was $358,764 and goodwill was $2,529,553. In addition, the Company determined that customer relationships should have a useful life of five years. Goodwill increased from $2,387,372 to $2,529,553 because the Company capitalized additional acquisition costs incurred subsequent to December 31, 2005 and reclassified a portion of intangible assets to goodwill, as a part of the final purchase price allocation.

As further described in Note 15 - Stockholders Equity during the year ended December 31, 2006, 291,666 shares of common stock were issued under a modified earn-out provision from the Merger Agreement to the Shareholders. The modification was put in place on August 16, 2006 and was considered a modification under SFAS No. 123 (revised). The fair value of the 291,666 shares of common stock issued was $466,665, based on the closing stock price on the date of grant and had been included in loss from discontinued operations.

The unaudited pro forma information provided below has been prepared to reflect the acquisition of Blair by PDHO as if the acquisition occurred on January 1, 2005.

     Year Ended December 31,
                                                   (Unaudited)
                                                         2005
                                                 ------------
     Contract revenue                            $ 65,888,707
     Net income (loss)                           $    498,045
     Net income (loss) per share - basic         $       0.02
     Net income (loss) per common share -
      diluted                                    $       0.02

Refer to Note 3 - Discontinued Operations for further discussion of Blair being classified as discontinued operations.

3. DISCONTIUNED OPERATIONS

On September 22, 2006, the Company established an independent committee of its Board of Directors to evaluate strategic alternatives with regard to the Company's Commercial business activities, including the potential divestiture of the Commercial business. The Company defines the Commercial business as all of the outstanding capital stock of PSI, which includes all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool. The decision to divest was made during the fourth quarter of 2006 following the completion of the independent committee's evaluation of strategic alternatives. The Company classified the Commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of SFAS No. 144 in the fourth quarter. The divestiture supports the Company's efforts to refocus Paradigm on its core information technology services business supporting the Federal government. The Commercial business represented less than five percent of total revenues, but required a disproportionately large percentage of costs. The decision to divest the Commercial business was overseen by a committee of independent members of the Paradigm Board of Directors. The purchase price was supported by an independent valuation and fairness opinion. On February 28, 2007, the Company completed the sale of the Commercial business in the form of a sale of all of the capital stock of the business. As further discussed in Note 16 - Related Party Transactions and 21 - Subsequent Events, on February 23, 2007, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Raymond Huger, the Company's Chairman of the Board of Directors, Co-founder and former Chief Executive Officer. This transaction resulted in a gain of approximately $0.4 to $0.6 million on disposal in the first quarter of 2007, net of loss from discontinued operations.

The Commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company's continuing operations in the Consolidated Financial Statements for all current and prior periods presented.

For the twelve months ended December 31, 2006, net loss from the Commercial business operations, which included a related impairment charge of $1.8 million, was reported as "Loss from discontinued operations, net of income tax benefits" on the Consolidated Statements of Operations. This impairment charge represented the write-down of goodwill recorded as a result of the Blair acquisition to adjust the carrying value of the Commercial business' net assets to its approximate fair value (less estimated costs of sale) as of December 31, 2006. The Company did not allocate any interest expenses to the discontinued operations because of the non-cash consideration of the divestiture transaction as further described in Notes 16 - Related Party Transactions and 21 - Subsequent Events and no payments will be made against the Company's line of credit as a result of the divestiture. The following tables summarize selected financial information related to the operating results and financial position of the Commercial business.

                                                             Years Ended December 31,
                                                       2006            2005            2004
                                                   -----------     -----------     -----------
      Revenue(a)                                   $ 2,475,391     $ 1,231,229     $    59,480

      Loss before income tax benefit(b)            $(2,464,976)    $(1,699,171)    $(2,503,769)
      Income tax benefit                              (967,094)       (656,220)       (966,455)
      Share based compensation expense                 466,665              --              --
      Impairment loss                                1,845,739              --              --
                                                   -----------     -----------     -----------
      Loss from discontinued operations, net of
       income tax benefits                         $(3,810,286)    $(1,042,951)    $(1,537,314)
                                                   ===========     ===========     ===========

      (a)   Excludes intercompany revenue of $890 and $7,403 for the years ended
            December 31, 2006 and 2005, respectively. There was no intercompany revenue for the year ended December 31, 2004.
      (b) Includes research and development costs of $347,722, $828,677 and $1,078,058 for the years ended December 31, 2006, 2005 and 2004, respectively.

                                                           Dec. 31, 2006   Dec. 31, 2005
                                                              ----------      ----------
      ASSETS
       Accounts receivable(1)                                 $  467,156      $  545,570
       Prepaid expenses                                           42,005          86,317
       Net property and equipment                                123,796              --
       Capitalized software, net                                  91,410              --
       Intangible assets, net(2)                                 173,856              --
       Goodwill(3)                                               683,814              --
       Other                                                      12,104          45,036
                                                              ----------      ----------
         Total current assets of discontinued operations      $1,594,141      $  676,923
                                                              ==========      ==========

                                                         Dec. 31, 2006   Dec. 31, 2005
                                                            ----------      ----------
      Other Assets
        Net property and equipment                                  --         180,630
        Capitalized software, net                                   --              --
        Intangible assets, net(2)                                   --         420,589
        Goodwill(3)                                                 --       2,387,372
        Other                                                       --          16,607
                                                            ----------      ----------
          Total assets of discontinued operations           $       --      $3,005,198
                                                            ==========      ==========

       LIABILITIES
        Accounts payable and accrued expenses               $  156,198      $  140,007
        Deferred revenue                                       222,730         227,970
        Payroll and payroll related liabilities                129,646         148,448
        Deferred income taxes, net                             108,315         248,038
        Other                                                       --          23,229
                                                            ----------      ----------
          Total liabilities of discontinued operations      $  616,889      $  787,692
                                                            ==========      ==========

(1) There was no allowance for doubtful accounts at December 31, 2006 and 2005.

(2) Intangible assets consisted of the following at December 31, 2006 and 2005:

                                        December 31, 2006           December 31, 2005
                                     ----------------------      ----------------------
                                                Accumulated                 Accumulated
                                         Cost  Amortization          Cost  Amortization
                                     --------      --------      --------      --------
      Non-compete agreements         $ 97,903      $ 97,903      $ 97,903      $ 20,396
      Customer relationships(a)       260,771        86,915       350,382         7,300
                                     --------      --------      --------      --------
      Total                          $358,674      $184,818      $448,285      $ 27,696
                                     ========      ========      ========      ========

      (a) Subsequent to the initial recording of the acquisition of Blair, the Company determined that the value of the customer relationships should be reduced to $260,771 from $350,382 based on valuing a more appropriate sub-set of customers.

The intangible assets have no residual value at the end of their useful lives. Amortization expense recorded in net loss from discontinued operations in the Company's Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 was $157,122, $27,696 and $0, respectively.

(3) Goodwill was $683,814 and $2,387,372 for the years ended December 31, 2006 and 2005. Subsequent to December 31, 2005, the Company finished its final purchase price allocation and determined that the value of goodwill was $2,529,553. Goodwill increased from $2,387,372 to $2,529,553 because the Company capitalized additional acquisition cost of $52,570 and reclassified $89,611 of intangible assets to goodwill, as a part of the final purchase price allocation. During the quarter ended September 30, 2006, the Company conducted its annual impairment review of long-lived assets. As a result of this review and the subsequent decision to divest the Commercial business, the Company recorded an impairment charge of $1,845,739 against goodwill.

Upon completing the sale of its Commercial business, the Company does not have any financial relationship with PSI except for a reseller agreement.

According to the reseller agreement with PSI, the Company is the exclusive reseller in the federal market for the proprietary software tool, OpsPlanner
(TM) and is committed to pay PSI a minimum of $60,000 annually for software usage after the sale of the Commercial business. The Company expects to pay approximately the minimum amount committed during the terms of the reseller agreement which is two years.

Refer to Note 2 - Acquisition for further discussion of Blair acquisition.

4. ACCOUNTS RECEIVABLE

The accounts receivable consist of billed and unbilled amounts under contracts in progress with governmental units, principally the Department of Housing and Urban Development, Bureau of Alcohol, Tobacco, and Firearms, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The components of accounts receivable at December 31, 2006 and 2005 are:

                                       2006             2005
                                -----------      -----------
      Billed receivables        $ 4,453,132      $ 6,938,782
      Unbilled receivables       11,315,317        8,157,072
                                -----------      -----------
       Total                    $15,768,449      $15,095,854
                                ===========      ===========

All receivables are expected to be collected during the next fiscal year and are pledged to the bank as collateral for the line of credit. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include any advance offset. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurred when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled at December 31, 2006 does not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $50,000 as an allowance for doubtful accounts related to certain of its customers at December 31, 2006. There was no allowance for doubtful accounts at December 31, 2005.

5. PREPAID EXPENSES

Prepaid expenses at December 31, 2006 and 2005, consist of the following:

                                                    2006          2005
                                                --------      --------
      Prepaid insurance, rent and software
        maintenance agreements                  $308,788      $107,213
      Prepaid corporate income taxes             215,044        19,643
      Employee advances and prepaid travel         2,036        41,444
      Contract-related prepaid expenses          233,465       299,132
      Other prepaid expenses                     200,851        88,489
                                                --------      --------
      Total prepaid expenses                    $960,184      $555,921
                                                ========      ========

6. INVENTORY

Inventory consisted of replacement printer parts and was stated at the lower of cost or market using the first in, first-out method of accounting, prior to its sale in August 2005.

During August 2005, the Company sold its inventory and fixed assets related to one of its contracts to one of its suppliers for $750,000 which was paid in five monthly installments with the final payment made on December 15, 2005.

7. NOTE PAYABLE - LINE OF CREDIT

On July 28, 2005, the Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provides for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit was used to borrow revolving loans for working capital and general corporate purposes.

The revolving loans under the Chevy Chase Bank Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property and real estate. Under the agreement, the line is due on demand and interest is payable monthly depending on the Company's leverage ratio at the LIBOR rate plus the applicable spread which ranges from 2.25% to 3.00%. Under the terms of the agreement, the Company may borrow up to the lesser of $9,000,000 or 90% of eligible U.S. Government receivables plus 80% of eligible commercial receivables plus 75% of the aggregate amount of billable but unbilled accounts to a maximum of $3,000,000. Of the total borrowings, the Company may use up to $500,000 for letters of credit. As of December 31, 2006, the Company had set aside $400,000 in total letters of credit. The Loan and Security Agreement required that the Company maintain certain covenants and ratios related to minimum tangible net worth, debt coverage ratio and maximum leverage ratio. As of December 31, 2006, the Company was not in default of its loan agreement because Chevy Chase Bank had waived covenant requirements pending additional discussion with the Company. The Company had $3,040,351 available on its revolving line of credit with Chevy Chase Bank to cover bank overdraft and other liabilities at December 31, 2006.

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million. The agreements became effective March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Paradigm, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described on the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00% as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company terminated its revolving line of credit facility with Chevy Chase Bank when this agreement was activated and paid off the outstanding balance on March 23, 2007.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement.

8. INCOME TAXES

For the years ended December 31, 2006, 2005 and 2004, the components of the provision for income taxes consisted of:

                            2006                  2005                  2004
                     -----------           -----------           -----------
Current
    Federal          $ 1,242,853           $ 1,446,196           $   842,570
    State                281,273               332,009               175,265
Deferred
    Federal           (1,056,939)             (536,734)            1,542,000
    State               (143,932)             (131,495)              341,000
------------------   -----------           -----------           -----------
Total                $   323,255           $ 1,109,976           $ 2,900,835
                     ===========           ===========           ===========

The net tax benefit included in the loss from discontinued operations was $1.0 million, $0.7 million and $1.0 million; calculated using an the effective rate of 38.62% for the years ended December 31, 2006, 2005 and 2004.

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 reflected in the accompanying financial statements varies from the amount which would have been computed using statutory rates as follows:

                                                            2006          2005          2004
                                                      ----------    ----------    ----------
Tax computed at the maximum Federal statutory rate    $  168,399    $1,011,874    $  228,224
State income tax, net of Federal benefit                  25,650        96,634        31,013
Merger related expenses                                       --            --        62,441
Other permanent differences                               20,366         1,468         2,899
Income tax expense attributable to revocation of
    S-Corporation election                                    --            --     2,576,258
Other                                                    108,840            --            --
--------------------------------------------------    ----------    ----------    ----------

Provision for income taxes                            $  323,255    $1,109,976    $2,900,835
                                                      ==========    ==========    ==========

Deferred income taxes arise from temporary differences between the tax basis and liabilities and their reported amount in the financial statements. A summary of the tax effect of the significant components of deferred income taxes, without discounted operation, follows:

                                                       2006          2005
                                                  ---------     ---------
Section 481 adjustment due to conversion from
   cash basis to accrual basis for income tax
   reporting                                      $ 681,085     $ 681,123
Expected loss on contract                          (237,027)           --
Accrued bonuses                                     (39,752)
Accrued severance                                  (263,504)           --
Accrued officers' compensation deducted for
   financial statement reporting purposes
   but not for income tax reporting purposes        (68,543)     (175,560)
Depreciation and amortization expense reported
   for income tax purposes different from
   financial statement amounts                           --        86,703
Deferred rent                                            --       (58,580)
----------------------------------------------    ---------     ---------
Net deferred tax liability, current portion       $  72,259     $ 533,686
                                                  =========     =========

Section 481 adjustment due to conversion from
   cash basis to accrual basis for income tax
   reporting                                      $      --     $ 681,085
Stock compensation expense                          (57,116)           --
Depreciation and amortization expense reported
   for income tax purposes different from
   financial statement amounts                       67,526            --
Deferred rent assets                                 30,443            --
Deferred rent                                       (99,212)           --
Net operating loss carryforward                          --            --
Net operating loss carryforward - PDHO                   --            --
----------------------------------------------    ---------     ---------
Net deferred tax (assets)/liabilities               (58,359)      681,085
Less: valuation allowance                                --            --
----------------------------------------------    ---------     ---------
Net deferred tax (assets)/liabilities             $ (58,359)    $ 681,085
                                                  =========     =========

For income tax purposes, PSC has no net operating loss carryforward at December 31, 2006.

In addition, as the Blair acquisition was structured as a tax-free purchase, the difference between GAAP reporting and tax reporting of goodwill resulting from the acquisition is considered to be a permanent difference. The goodwill impairment loss recorded during 2006 is also considered to be a permanent difference and is recorded as a component of the discontinued operations.

Furthermore, Paradigm Holdings has operating loss carryforwards of approximately $3,891,000 related to pre-merger activities. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforward which can be utilized when certain changes in the Company's ownership occur. During 2005, the Company determined that changes in the Company's line of business would limit the use of such carryforward benefits. Therefore, the Company wrote-off the deferred tax assets in the amount of $1,502,000 against the valuation allowance. There was no effect on the consolidated statement of operations from this action.

9. LEASES

CAPITAL LEASES

The Company entered into capital lease obligations, with interest rates range from 9% to 16% when it leased computer equipment in 2006 and 2005. Future payments under the capital lease obligations are as follows:

     Years ending December 31, 2007                               $  39,487
                               2008                                  32,714
                               2009                                   1,932
                                                                  ---------
     Total Payments                                               $  74,133
     Less amount representing interest                               (8,976)
                                                                  ---------
     Present value of future lease payments                       $  65,157
                                                                  =========
     Capital leases payable, current portion                      $ (32,837)
                                                                  ---------
     Capital leases payable, net of current portion               $  32,320
                                                                  =========

The total cost of equipment held under capital lease obligations was $51,434 and $40,797 at December 31, 2006 and 2005, with related accumulated amortization of $19,140 and $3,898, respectively. The amortization of capitalized leased equipment of $15,242, $3,898, and $0 for the years ended December 31, 2006, 2005, and 2004, respectively, was recorded in depreciation expense.

OPERATING LEASES

The Company relocated its headquarter in June 2006 and entered into an operating lease for the new office space. This lease expires in May 2012 and contains an escalation clause for 3% annual increases in the base monthly rent. The Company subleased the old headquarter office space which expires in May 2011 upon the relocation. In addition, the Company has one other office lease which expires on June 30, 2007. This lease contains an escalation clause of 3% in the base monthly rent on an annual basis plus a pro rata share of annual operating expenses.

The following is a schedule, by year, of future minimum rental payments required under the operating leases and the cash inflows for sublease income:

     Year Ending                                   Sublease
     December 31,                 Office Space      Income          Total
     ----------------             ------------   ------------    -----------
           2007                   $  1,021,436     $  428,541    $   592,895
           2008                        825,569        439,254        386,315
           2009                        848,101        450,236        397,865
           2010                        871,252        461,492        409,760
           2011                        612,090        194,262        417,828
     Thereafter                        174,420             --        174,420
                                  ------------     ----------     ----------
     Total                        $  4,352,868     $1,973,785     $2,379,083
                                  ============     ==========     ==========

Total rent expense for the years ended December 31, 2006, 2005 and 2004 was $1,076,610, $903,467 and $894,140, respectively. Sublease income was $248,641 for the year ended December 31, 2006.

10. NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is presented in accordance with SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of basic and diluted net income per common share on the face of the income statement. Basic net income per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

                                                                           Years Ended December 31,
                                                                     2006            2005             2004
                                                                ------------     ------------     ------------
Basic net income (loss) per common share:
  Income (loss) from continuing operations                      $    172,036     $  1,866,125     $ (2,229,587)
  Loss from discontinued operations, net income tax benefit       (3,810,286)      (1,042,951)      (1,537,314)
                                                                ------------     ------------     ------------
  Net (loss) income available to common stockholders            $ (3,638,250)    $    823,174     $ (3,766,901)
                                                                ============     ============     ============

 Weighted average common shares outstanding - basic               20,552,097       20,107,653       17,896,727

 Basic net income (loss) per common share:
  Income (loss) from continuing operations                      $       0.01     $       0.09     $      (0.12)
  Loss from discontinued operations                                    (0.19)           (0.05)           (0.09)
                                                                ------------     ------------     ------------
    Basic net (loss) income per common share                    $      (0.18)    $       0.04     $      (0.21)
                                                                ============     ============     ============

Diluted net income (loss) per common share:
  Income (loss) from continuing operations                      $    172,036     $  1,866,125     $ (2,229,587)
  Loss from discontinued operations, net income tax benefit       (3,810,286)      (1,042,951)      (1,537,314)
                                                                ------------     ------------     ------------
  Net (loss) income available to common stockholders            $ (3,638,250)    $    823,174     $ (3,766,901)
                                                                ============     ============     ============

Weighted average common shares outstanding - diluted              20,552,097       20,107,653       17,896,727
 Stock options                                                       160,992            2,428               --
                                                                ------------     ------------     ------------
  Total weighted average common shares outstanding - diluted      20,713,109       20,110,081       17,896,727
                                                                ============     ============     ============

 Diluted net income (loss) per common share:
  Income (loss) from continuing operations                      $       0.01     $       0.09     $      (0.12)
  Loss from discontinued operations                                    (0.19)           (0.05)           (0.09)
                                                                ------------     ------------     ------------
    Diluted net (loss) income per common share                  $      (0.18)    $       0.04     $      (0.21)
                                                                ============     ============     ============

11. RETIREMENT PLANS

The Company maintains a 401(k) profit sharing retirement plan for all eligible employees over 18 years old. Under the plan, employees become eligible to participate after one month of employment. The annual contribution under this plan is based on employee participation. The participants may elect to contribute up to 100% of their gross annual earnings limited to amounts specified in Internal Revenue Service Regulations as indexed for inflation. The Company's matching contribution to the Plan is determined annually by the Board of Directors. For the years ended December 31, 2006, 2005 and 2004, the Company contributed an amount equal to 100% of the first 3% of the employees' contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Company's matching contributions vest over a five year period. The Company's contributions were $305,771, $307,368 and $279,334 for the years ended December 31, 2006, 2005 and
2004, respectively.

12. STOCK OPTIONS

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the Plan). A total of 2,500,000 shares of common stock are initially reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 2,095,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of December 31, 2006, 150,000 stock options have been issued from the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, select the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Effective December 15, 2005, the Board of Directors of the Company granted options to acquire 2,122,000 shares of common stock to certain individuals. Approximately, 1,595,000 option shares remained outstanding as of December 31, 2006 as 527,000 option shares had been canceled. These options were vested as of December 15, 2005, have an exercise price equal to $1.70 per share, and expire on December 14, 2015. The options were issued with immediate vesting in anticipation of the adoption of the Statement No. 123 (revised) as the Company did not believe compensation expense should be associated with these grants. The Company did not modify the options granted in December 2005 during 2006. Effective May 15, 2006, the Company granted options to acquire 500,000 shares of common stock to one of its officers pursuant to an offer of employment. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $2.50 per share, and expire on May 14, 2016. Effective December 18, 2006, the Company granted options to acquire 150,000 shares of common stock to one of its officers pursuant to an offer of employment. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $0.75 per share, and expire on December 18, 2016. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly. The Company did not grant any options in 2004.

The following table summarizes the Company's stock option activity.

                                              2006                     2005
                                    ---------------------    ---------------------
                                                                                                      Weighted
                                                 Weighted                 Weighted                     Average
                                                  Average                  Average    Aggregate      Remaining
                                     Number of   Exercise     Number of   Exercise    Intrinsic    Contractual
                                       Options      Price       Options      Price        Value           Life
                                    ----------   --------    ----------   --------    ---------    -----------
                                                                                                     (in years)
   Outstanding, beginning of year    2,122,000   $   1.70            --   $     --
   Granted                             650,000       2.10     2,122,000       1.70
   Exercised                                --         --            --         --
   Canceled                           (527,000)      1.70            --         --
                                    ----------   --------    ----------   --------    ---------    -----------

   Outstanding, end of year          2,245,000   $   1.81     2,122,000   $   1.70    $      --            9.2
                                    ----------   --------    ----------   --------    ---------    -----------

   Exercisable, end of year          1,595,000   $   1.70     2,122,000   $   1.70    $      --              9
                                    ==========   ========    ==========   ========    =========    ===========

The Company expects 100% of the currently unexercisable 650,000 stock options to vest and become exercisable over the next three years.

As of December 31, 2006, there was $651 thousand of total unrecognized compensation costs related to nonvested stock option arrangements granted during 2006. The cost is to be recognized over a weighted average period of 2.6 years. The fair value of the options granted was $799 thousand and was included as part of additional paid-in capital.

The following summarizes the stock options outstanding and exercisable at December 31, 2006.

                           Options Outstanding             Options Exercisable

                                             Weighted
                                 Weighted     Average                   Weighted
                                  Average    Remaining                   Average
                    Options      Exercise   Contractual     Options     Exercise
 Exercise Price   Outstanding      Price        Life      Exercisable     Price
                 ---------------------------------------------------------------
 $1.70              1,595,000   $    1.70       9 years     1,595,000   $   1.70
 $2.50                500,000   $    2.50     9.5 years            --   $   2.50
 $0.75                150,000   $    0.75      10 years            --   $   0.75
                 ------------   ---------   -----------   -----------   --------
                    2,245,000   $    1.81     9.2 years     1,595,000   $   1.70
                 ============   =========   ===========   ===========   ========

                                                                      Weighted
                                                Number of              Average
                                                 Options             Fair Value
                                                ---------            ----------
Nonvested stock options, beginning of year             --            $       --
Options granted                                   650,000               652,939
Vested during period                                   --                    --
Options canceled and expired                           --                    --
                                                ---------            ----------
Nonvested shares under option, end of year        650,000            $  652,939
                                                =========            ==========

13. COMPENSATION AND EMPLOYMENT AGREEMENTS

During 1999, the Company entered into a Section 162 Bonus Plan for the benefit of its executives. This plan is a nonqualified employee benefit arrangement. The Company pays a bonus to its executives who use the bonus to pay the premiums on life insurance policies insuring his/her life. The policies are owned personally by the executives. The bonus payments are treated as additional compensation to the executives. The Company's bonus payments under this plan were $26,361, $45,242 and $85,576 for the years ended December 31, 2006, 2005 and 2004, respectively.

On November 20, 2006, Raymond Huger announced his resignation as Chief Executive Officer of the Company effective December 31, 2006. Mr. Huger will receive twelve months of severance totaling $472,298 as part of the termination of his employment contract. Lori Ermi, former Vice President and Chief Administration Officer, resigned from the Company effective June 2, 2006. Ms. Ermi received three months of severance totaled $47,140 as part of her termination agreement. Frank Jakovac, former President and Chief Operating Officer, resigned from the Company effective April 28, 2006. Mr. Jakovac received three months of severance totaled $85,385 as part of his resignation agreement and additional settlement amounts of $315,000 based on an agreement reached in 2007. Mark Serway, former Chief Financial Officer, resigned from the Company effective August 15, 2005. Mr. Serway received three months of severance totaled $78,796 as part of his resignation agreement.

14. CONTRACT STATUS

PROVISIONAL INDIRECT COST RATES

Billings under cost-type government contracts are calculated using provisional rates which permit recovery of indirect costs. These rates are subject to audit on an annual basis by governmental audit agencies. The cost audits will result in the negotiation and determination of the final indirect cost rates which the Company may use for the period(s) audited. The final rates, if different from the provisionals, may create an additional receivable or liability.

As of December 31, 2006, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at December 31, 2006 approximately, as follows:

Total contract prices of initial contract awards, including
  exercised options and approved change orders (modifications)    $ 156,984,065
Completed to date                                                   137,627,583
                                                                  -------------
  Authorized backlog                                              $  19,356,482
                                                                  =============

In addition, the foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $47,360,000.

Approximately 50% of the Company's existing contracts are subject to renegotiation in 2007. The revenue amount subject to renegotiation is approximately $35,000,000 based on the 2006 revenue attributable to those contracts.

15. STOCKHOLDERS EQUITY

Stockholders' equity of the Company had been restated retroactively to reflect the equivalent number of shares of common stock received in the reverse acquisition with Paradigm Holdings, Inc. which occurred on November 3, 2004.

On August 16, 2006, under the terms of the Merger Agreement, the Company announced the issuance of an additional 291,666 shares of common stock of Paradigm to two employees who were former shareholders of Blair pursuant to a modified earn-out provision. These shares were issued over three installments and vested immediately. The fair value of the common stock issued was $466,665, which was expensed as share-based compensation expense during the year ended December 31, 2006 and was included as part of additional paid-in capital.

16. RELATED PARTY TRANSACTIONS

PSI acquired Blair on October 14, 2005. Blair's facility, located at 3375 Lynnwood Drive, Altoona, Pennsylvania, was owned by two of the former Blair principals, Messrs. Thomas Kristofco and Stephen Fochler. The facility consists of 4,000 square feet and was leased to Blair at a rate of $4,500 per month. On January 16, 2006, Messrs. Kristofco and Fochler sold their interests in the facility to an independent third party. The square footage and monthly rent was not affected. In December 2006, Blair, which was classified as the discontinued operations at December 31, 2006, moved to a new facility owned by an independent third party.

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PSI, a Maryland corporation and wholly-owned subsidiary of the Company, and Mr. Raymond Huger , the Company's Chairman of the Board of Directors, Co-founder and former Chief Executive Officer. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mr. Huger purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000.00 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company's common stock as of February 28, 2007. This transaction resulted in a gain of approximately $0.4 to $0.6 million on disposal in the first quarter of 2007, net of loss from discontinued operations. n March 1, 2007, the Company issued a press release with respect to the successful consummation of the transactions set forth in the Stock Purchase Agreement among the Company, PSI and Mr. Huger. Mr. Huger is and remained as the prime shareholder of the Company before and after the transaction described above. Mr. Huger owns 55.7% of total issued and outstanding shares of common stock following the consummation of the transaction. On February 28, 2007, the Company entered into a Voting Agreement by and between the Company and Mr. Raymond Huger. Pursuant to the terms and conditions set forth in the Voting Agreement, Mr. Huger appointed the Company as Mr. Huger's proxy and attorney-in-fact, with full power of substitution and resubstitution, to vote or act by written consent the number of shares which limits Mr. Huger's remaining voting to a maximum of 49%.

17. PRO FORMA FINANCIAL STATEMENTS

As the reverse merger was on November 3, 2004, the full results of the operations have been included in the Company's Consolidated Statements of Operations for the year ended December 31, 2005. The unaudited pro forma information for the period set forth below gives effect to the above noted reverse merger as if it had occurred on January 1, 2004. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited):

                                                                       2004
                                                               ------------
      Contract Revenue                                         $ 61,696,821
      Income from continuing operations                             412,146
      Loss from discontinued operations,
        net of income tax benefits                               (1,537,314)

      Net loss                                                   (1,125,168)

      Net income (loss) per common share, basic and diluted
        Income from continuing operations                      $       0.02
        Loss from discontinued operations,
          net of income tax benefits                                  (0.08)
        Net loss                                               $      (0.06)

The unaudited pro forma information for the periods set forth below is based on the operations of PSC and is prepared as if the Company had been a C-Corporation at the beginning of each period. The effective tax rate of 38.6% reflects Federal taxes at 34% and state taxes, net of the Federal benefit. There are no significant permanent differences in any of the periods presented.

                                                                 2004
                                                         ------------
STATEMENTS OF OPERATIONS DATA:                             (Pro forma)
                                                         ------------
Contract revenue                                         $ 61,696,821
Income from continuing operations
  before income taxes                                         671,248
Income tax provision                                          259,102
Income from continuing operations                             412,146
Loss from discontinued operations,
  net of income tax benefits                               (1,537,314)

Net loss                                                 $ (1,125,168)

Net income (loss) per common share, basic and diluted
  Income from continuing operations                      $       0.02
  Loss from discontinued operations,
    net of income tax benefits                                  (0.08)
  Net loss                                               $      (0.06)

Weighted average common shares outstanding                 17,896,727

18. SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

The following table presents the quarterly results for the Company for the years ended December 31, 2006 and 2005:

                                                 1st              2nd                3rd               4th
2006                                           QUARTER          QUARTER            QUARTER           QUARTER
--------------------------------------    --------------    --------------     --------------     --------------
Contract revenue(a)                       $   15,874,340    $   15,502,349     $   13,964,134     $   14,487,271
Gross margin(a)                                2,932,151         2,798,372          1,386,797          2,202,978
Income (loss) from continuing
   Operations                                    477,516           477,182           (506,690)          (275,972)
Net income (loss)                         $      256,282    $      (36,310)    $   (2,956,558)    $     (901,664)

Net income (loss) per common share:(b)
   Basic
      Income (loss) from continuing
         operations                       $         0.02    $         0.02     $        (0.02)    $        (0.01)
      Net income (loss)                   $         0.01    $         0.00     $        (0.14)    $        (0.05)
   Diluted
      Income (loss) from continuing
         operations                       $         0.02    $         0.02     $        (0.02)    $        (0.01)
      Net income (loss)                   $         0.01    $         0.00     $        (0.14)    $        (0.05)

                                           1st             2nd               3rd               4th
2005                                    QUARTER          QUARTER           QUARTER           QUARTER
-------------------------------    --------------    --------------    --------------    --------------
Contract revenue(a)                $   14,859,437    $   15,422,665    $   15,385,216    $   16,616,272
Gross margin(a)                         2,236,107         2,686,718         2,681,668         3,526,300
Income from continuing
   Operations                             294,341           539,168           534,259           498,357
Net income                         $      158,215    $      297,903    $      247,387    $      119,669

Net income per common share:(b)
   Basic
      Income from continuing
         operations                $         0.01    $         0.03    $         0.03    $         0.02
      Net income                   $         0.01    $         0.01    $         0.01    $         0.01
   Diluted
      Income from continuing
         operations                $         0.01    $         0.03    $         0.03    $         0.02
      Net income                   $         0.01    $         0.01    $         0.01    $         0.01

(a) The Company reported its Commercial business, previously reported as continuing operations, as discontinued operations after the Company announced its intention to divest the Commercial business on September 26, 2006 and accordingly, operating results from the Commercial business have been presented separately from our continuing operation for all 2006 and 2005 periods presented.
(b) The sum of the quarterly per share amounts may not equal annual per share amounts, as the quarterly calculations are based on varying numbers of weighted average common shares.

19. REGULATIONS

Paradigm Holdings, Inc. owned oil and gas producing properties. The development and operation of oil, gas and other mineral properties are subject to numerous and extensive regulations by federal and state agencies dealing with, among other subjects, protection of the environment.

Management is not aware of any potential environmental liabilities.

20. LITIGATION

The Company is involved in legal actions arising in the normal course of business. The Company has accrued $315,000 as final settlement of a matter over disputed compensation with a former employee. The settlement date was February 5, 2007. Payments of this settlement will be made on February 15, April 15 and June 15 2007.

21. SUBSEQUENT EVENTS

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Trinity IMS, Inc., a Nevada corporation (Trinity) and the shareholders of Trinity (the "Shareholders"). Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, the Company will purchase from the Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity will become a wholly-owned subsidiary of the Company in exchange for a promissory note to be issued to the Shareholders. In addition, under certain conditions as set forth in the Stock Purchase Agreement, the Shareholders will be eligible for incentive bonuses for winning new contracts for Trinity. Pursuant to the Stock Purchase Agreement, the closing of the transaction took place on April 9, 2007.

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PSI, a Maryland corporation and wholly-owned subsidiary of the Company, and Mr. Raymond Huger, the Company's Chairman of the Board of Directors, Co-founder and former Chief Executive Officer. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mr. Huger purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000.00 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company's common stock as of February 28, 2007. This transaction resulted in a gain of approximately $0.4 to $0.6 million on disposal in the first quarter of 2007, net of loss from discontinued operations. On March 1, 2007, the Company issued a press release with respect to the successful consummation of the transactions set forth in the Stock Purchase Agreement among the Company, PSI and Mr. Huger. If this transaction had been consummated at the year ended December 31, 2006, basic and diluted net loss per common share would be $0.15.

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million. The agreements became effective March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Paradigm, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described on the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00% as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company terminated its revolving line of credit facility with Chevy Chase Bank when this agreement was activated.

                             PARADIGM HOLDINGS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004:

                                             Balance at      Additional
                                              Beginning   Charged to Costs                   Balance at End
Description                                   of Period     and Expenses       Deductions         of Period
--------------------------------------      -----------      -----------      -----------       -----------
Allowance for doubtful accounts
December 31, 2004                           $        --      $        --      $        --       $        --
December 31, 2005                                    --               --               --                --
December 31, 2006                                    --           50,000               --            50,000

Allowance for non-salable inventory
December 31, 2004                           $    67,006      $        --      $        --       $    67,006
December 31, 2005 (1)                            67,006               --          (67,006)               --
December 31, 2006 (1)                                --               --               --                --

Deferred tax asset valuation allowance
December 31, 2004 (2)                       $        --      $ 1,502,000      $        --       $ 1,502,000
December 31, 2005                             1,502,000               --       (1,502,000)               --
December 31, 2006                                    --               --               --                --


(1) the Company had an inventory balance of $0 as of December 31, 2006 and 2005
(2) as a result of merger with Paradigm Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PARADIGM HOLDINGS, INC.




Date: April 13, 2007              By: /s/ Peter B. LaMontagne
                                  ----------------------------------------------
                                  Peter B. LaMontagne
                                  Chief Executive Officer, President
                                  and Principal Executive Officer

                                  By: /s/ Richard Sawchak
                                  ----------------------------------------------
                                  Richard Sawchak
                                  Senior Vice President, Chief Financial Officer and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                         Title                           Date
-------------------------         ----------------------------    --------------

/s/ Richard Sawchak               Senior Vice President, Chief    April 13, 2007
-------------------------         Financial Officer and
Richard Sawchak                   Principal Accounting Officer

/s/ Raymond A. Huger              Chairman                        April 13, 2007
-------------------------
Raymond A. Huger

/s/ Francis Ryan                  Director                        April 13, 2007
-------------------------
Francis Ryan

/s/ John A. Moore                 Director                        April 13, 2007
-------------------------
John A. Moore

/s/ Edwin Mac Avery               Director                        April 13, 2007
-------------------------
Edwin Mac Avery

EXHIBIT NO.   DESCRIPTION                                          LOCATION
-----------   -------------------------------------------------    -------------------------------------------------------
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

10.13         Escrow Agreement, dated October 12, 2005, by and     Incorporated by reference to Exhibit 99.2 to the
              among Paradigm Holdings, Inc., PSI, the              Registrant's Current Report on Form 8-K as filed
              Shareholders of Blair and Kirkpatrick &Lockhart      with the Commission on October 20, 2005
              Nicholson Graham LLP

EXHIBIT NO.   DESCRIPTION                                          LOCATION
-----------   -------------------------------------------------    -------------------------------------------------------
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

10.18         Change in Terms Agreement to Loan and Security       Incorporated by reference to Exhibit 10.18 of the
              Agreement, dated March 30, 2006, between Paradigm    Registrant's Annual Report on Form 10-K as filed
              Holdings, Inc. and Chevy Chase Bank                  with the Commission on March 31, 2006

10.19         Change in Registrant's certifying accountant         Incorporated by reference to the Registrant's
              from Aronson & Company to BDO Seidman, LLP           Current Report on Form 8-K as filed with the
                                                                   Commission on April 17, 2006

10.20         Material Contract - Department of Treasury LTMCC     Incorporated by reference to Exhibit 99.1 of the
                                                                   Registrant's Current Report on Form 8-K as filed
                                                                   with the Commission on April 18, 2006

10.21         Material Contract - Department of Treasury CSM/MIA   Incorporated by reference to Exhibit 99.2 of the
                                                                   Registrant's Current Report on Form 8-K as filed
                                                                   with the Commission on April 18, 2006

10.22         Announcement of the resignation of Frank Jakovac     Incorporated by reference to the Registrant's
              as President and Chief Operating Officer, effective  Current Report on Form 8-K as filed with the
              April 28, 2006                                       Commission on May 1, 2006

10.23         Letter Agreement, signed May 2, 2006 entered into    Incorporated by reference to Exhibit 99.1 of the
              between Paradigm Holdings, Inc. and Noble            Registrant's Current Report on Form 8-K as filed
              International Investments                            with the Commission on May 8, 2006

10.24         Announcement of the appointment of Peter LaMontagne  Incorporated by reference to the Registrant's as President and Chief Operating Officer, effective  Current Report on Form 8-K as filed with the
              May 15, 2006                                         Commission on May 8, 2006

10.25         Announcement of the granting of 500,000 options      Incorporated by reference to the Registrant's
              with an exercise price of $2.50 per share and a      Current Report on Form 8-K as filed with the
              three year vesting period                            Commission on May 23, 2006

10.26         Covenant waiver to Loan and Security Agreement,      Incorporated by reference to Exhibit 10.1 of
              dated August 11, 2006, between Paradigm Holdings,    the Registrant's Quarterly Report on Form 10-Q
              Inc. and Chevy Chase Bank                            as filed with the Commission on August 14, 2006

10.27         Agreement, dated August 16, 2006, by and among       Incorporated by reference to Exhibit 99.1 of
              Paradigm Holdings, Inc., Paradigm Solutions          the Registrant's Current Report on Form 8-K as
              International, Inc., Thomas Kristofco and            filed with the Commission on August 24, 2006
              Robert Duffy

10.28         Amendment to employee agreement, dated August 16,    Incorporated by reference to Exhibit 99.2 of
              2006, by and between Paradigm Solutions              the Registrant's Current Report on Form 8-K as
              International, Inc. and Thomas Kristofco             filed with the Commission on August 24, 2006

10.29         Amendment to employee agreement, dated August 16,    Incorporated by reference to Exhibit 99.3 of
              2006, by and between Paradigm Solutions              the Registrant's Current Report on Form 8-K as
              International, Inc. and Robert Duffy                 filed with the Commission on August 24, 2006

10.30         Announcement of the presentation to be discussed     Incorporated by reference to the Registrant's
              At the Noble Financial Group investor conference     Current Report on Form 8-K as filed with the
              on September 26, 2006                                Commission on September 26, 2006

10.31         Letter Agreement, dated November 14, 2006, by        Incorporated by reference to Exhibit 99.1 of
              and between the Company and Chevy Chase Bank         the Registrant's Current Report on Form 8-K as
                                                                   filed with the Commission on November 20, 2006

10.32         Announcement of the appointment of Peter LaMontagne  Incorporated by reference to Exhibit 99.1 of to succeed Raymond Huger as Chief Executive Officer, the Registrant's Current Report on Form 8-K as
              effective January 1, 2007                            filed with the Commission on November 20, 2006

EXHIBIT NO.   DESCRIPTION                                          LOCATION
-----------   -------------------------------------------------    -------------------------------------------------------
10.33         Stock Purchase Agreement, dated January 29, 2007,    Incorporated by reference to Exhibit 99.1 to the
              by and among Paradigm Holdings, Inc.,                Registrant's Current Report on Form 8-K as filed
              Trinity IMS, Inc. and the shareholders of            with the Commission on January 31, 2007
              Trinity IMS, Inc.

10.34         Stock Purchase Agreement, dated February 23, 2007,   Incorporated by reference to Exhibit 99.1 to the
              by and among Paradigm Holdings, Inc., Paradigm       Registrant's Current Report on Form 8-K as filed
              Solutions International, Inc. and Mr. Raymond        with the Commission on March 1, 2007
              Huger

10.35         Voting Agreement, dated February 28, 2007, by        Incorporated by reference to Exhibit 99.2 to the
              and between Paradigm Holdings, Inc. and              Registrant's Current Report on Form 8-K as filed
              Mr. Raymond Huger                                    with the Commission on March 1, 2007

10.36         Loan Agreement, dated March 13, 2007, entered        Incorporated by reference to Exhibits 10.1 and 10.2
              into between Paradigm Holdings, Inc. and             to the Registrant's Current Report on Form 8-K as
              Silicon Valley Bank, effective on March 13, 2007     filed with the Commission on March 19, 2007

10.37         Promissory Note, dated April 9, 2007, issued by      Incorporated by reference to Exhibits 99.2 to the
              Paradigm Holdings, Inc. to Theresa Kleszewski        Registrant's Current Report on Form 8-K as filed
                                                                   with the Commission on April 13, 2007

10.38         Executive Employment Agreement, dated April 9, 2007, Incorporated by reference to Exhibits 99.3 to the
              by and between Paradigm Holdings, Inc. and           Registrant's Current Report on Form 8-K as filed
              Christian L. Kleszewski                              with the Commission on April 13, 2007

14.1          Code of Ethics                                       Incorporated by reference to Exhibit 14.1 to the
                                                                   Registrant's Form S-B2 Registration Statement
                                                                   filed with the Commission on February 11, 2005

23.1          Consent of BDO Seidman LLP                           Provided herewith

23.2          Consent of Aronson & Company                         Provided herewith

31.1          Section 302 Certification                            Provided herewith

31.2          Section 302 Certification                            Provided herewith

32.1          Section 906 Certification                            Provided herewith

32.2          Section 906 Certification                            Provided herewith