Form 10-Q
period 2007-03-31
Paradigm Holdings, Inc
filed 2007-05-21
CIK 313353

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

Shares of common stock outstanding on May 1, 2007 were 19,019,871.
================================================================================

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.................................................3


  Item 1.  Condensed Consolidated Financial Statements (Unaudited).............3
           Condensed Consolidated Balance Sheets (Unaudited)...................3
           Condensed Consolidated Statements of Operations (Unaudited).........5
           Condensed Consolidated Statements of Cash Flows (Unaudited).........6
           Notes to Condensed Consolidated Financial Statements.(Unaudited)....8


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................16


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........22


  Item 4.  Controls and Procedures............................................22


PART II. OTHER INFORMATION....................................................24


  Item 1.  Legal Proceedings..................................................24


  Item 1A. Risk Factors.......................................................24


  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........24


  Item 3.  Defaults Upon Senior Securities....................................24


  Item 4.  Submission of Matters to a Vote of Security Holders................24


  Item 5.  Other Information..................................................24


  Item 6:  Exhibits...........................................................25


SIGNATURES....................................................................26

CERTIFICATIONS
 EXHIBIT 31.1
 EXHIBIT 31.2
 EXHIBIT 32.1
 EXHIBIT 32.2

                             PARADIGM HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   3/31/2007        12/31/2006
--------------------------------------------     ------------      ------------


ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $  2,910,674      $    371,176
  Accounts receivable - contracts, net             13,724,630        15,768,449
  Prepaid expenses                                    421,244           745,140
  Prepaid corporate income taxes                      171,343           215,044
  Other current assets                                 22,385            25,903
  Current assets of discontinued operations                --         1,594,141
                                                 ------------      ------------
    TOTAL CURRENT ASSETS                           17,250,276        18,719,853
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and fixtures                              151,802           151,802
  Equipment                                           889,530           889,530
  Software                                            625,383           625,383
  Leasehold improvements                               20,577            20,577
                                                 ------------      ------------
TOTAL PROPERTY AND EQUIPMENT                        1,687,292         1,687,292
      Less: Accumulated depreciation               (1,178,317)       (1,093,981)
                                                 ------------      ------------
    NET PROPERTY AND EQUIPMENT                        508,975           593,311
                                                 ------------      ------------
OTHER ASSETS
  Deposits                                            126,228            96,228
  Deferred rent assets                                 78,954            78,827
  Deferred income taxes                                55,792            58,359
                                                 ------------      ------------
TOTAL ASSETS                                     $ 18,020,225      $ 19,546,578
                                                 ============      ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        3/31/2007         12/31/2006
---------------------------------------------------------------------------------     ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                                                      $         --       $  2,464,022
  Note payable - line of credit                                                          9,971,747          5,559,649
  Capital leases payable, current portion                                                   33,528             32,837
  Accounts payable and accrued expenses                                                  5,656,184          5,619,834
  Accrued salaries and related liabilities                                               1,508,066          2,137,002
  Expected loss on contract                                                                     --            613,742
  Deferred revenue                                                                         430,674            452,491
  Deferred rent, current portion                                                             5,635             77,674
  Deferred income taxes                                                                    199,404             72,259
  Current liabilities of discontinued operations                                                --            616,889
                                                                                      ------------       ------------
    TOTAL CURRENT LIABILITIES                                                           17,805,238         17,646,399
                                                                                      ------------       ------------
LONG-TERM LIABILITIES
  Capital leases payable, net of current portion                                            23,819             32,320
  Security deposit held                                                                     33,408             33,408
  Deferred rent, net of current portion                                                    224,005            179,219
                                                                                      ------------       ------------
    TOTAL LIABILITIES                                                                   18,086,470         17,891,346
                                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 50,000,000 shares authorized, 19,019,871 shares and 20,795,152 shares issued and outstanding as of March 31, 2007
    and December 31, 2006, respectively                                                    190,199            207,951
  Additional paid-in capital                                                               614,006          2,106,641
  Accumulated deficit                                                                     (870,450)          (659,360)
                                                                                      ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                                                             (66,245)         1,655,232
                                                                                      ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 18,020,225       $ 19,546,578
                                                                                      ============       ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

For the three months ended March 31,                                    2007               2006
---------------------------------------------------------------     ------------       ------------
Contract revenue
  Service contracts                                                 $  6,728,350       $ 11,934,632
  Repair and maintenance contracts                                     4,822,264          3,939,708
                                                                    ------------       ------------
    Total contract revenue                                            11,550,614         15,874,340
                                                                    ------------       ------------

Cost of revenue
  Service contracts                                                    6,580,283          9,348,921
  Repair and maintenance contracts                                     3,494,113          3,593,268
                                                                    ------------       ------------
    Total cost of revenue                                             10,074,396         12,942,189
                                                                    ------------       ------------

Gross margin                                                           1,476,218          2,932,151

Selling, general and administrative                                    1,432,919          2,057,563
                                                                    ------------       ------------
    Income from operations                                                43,299            874,588
                                                                    ------------       ------------

Other income (expense)
  Interest income                                                             --                373
  Interest expense                                                      (204,498)          (101,145)
  Other income                                                                --              2,674
                                                                    ------------       ------------
    Total other expense                                                 (204,498)           (98,098)
                                                                    ------------       ------------

(Loss) income from continuing operations
  before income taxes                                                   (161,199)           776,490
                                                                    ------------       ------------

(Benefit) provision for income taxes                                     (58,697)           298,974
                                                                    ------------       ------------

(Loss) income from continuing operations                                (102,502)           477,516

  Loss from operations of discontinued component,
    net of income tax benefits                                          (186,804)          (221,234)
  Gain on sale of discontinued operations, net of income taxes            78,216                 --
                                                                    ------------       ------------
Loss from discontinued operations, net of income taxes                  (108,588)          (221,234)
                                                                    ------------       ------------
Net (loss) income                                                   $   (211,090)      $    256,282
                                                                    ============       ============

Weighted average number of common shares:
  Basic                                                               20,203,392         20,503,486
  Diluted                                                             20,203,392         21,069,557

Basic net (loss) income per common share:
  (Loss) income from continuing operations                          $      (0.00)      $       0.02
  Loss from discontinued operations                                 $      (0.01)      $      (0.01)
  Net (loss) income                                                 $      (0.01)      $       0.01
                                                                    ------------       ------------

Diluted net (loss) income per common share:
  (Loss) income from continuing operations                          $      (0.00)      $       0.02
  Loss from discontinued operations                                 $      (0.01)      $      (0.01)
  Net (loss) income                                                 $      (0.01)      $       0.01
                                                                    ------------       ------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the three months ended March 31,                                                   2007               2006
-----------------------------------------------------------------------------     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                               $   (211,090)      $    256,282

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  USED BY OPERATING ACTIVITIES:
  Loss from operations of discontinued component, net of income tax benefits           186,804            221,234
  Gain on sale of discontinued operations, net of income taxes                         (78,216)                --
  Share-based compensation                                                              69,613                 --
  Depreciation and amortization                                                         84,336             97,607
  Deferred income taxes                                                                129,712           (136,319)

    (INCREASE) DECREASE IN
      Accounts receivable - contracts, net                                           2,043,819         (2,222,739)
      Prepaid expenses                                                                 323,896            333,411
      Prepaid corporate income taxes                                                    43,701             19,643
      Other current assets                                                               3,518             62,348
      Other noncurrent assets                                                          (30,127)                --
    (DECREASE) INCREASE IN
      Accounts payable and accrued expenses                                             36,350            225,331
      Accrued salaries and related liabilities                                        (628,936)            44,973
      Expected loss on contract                                                       (613,742)                --
      Income taxes payable                                                                  --            208,496
      Deferred revenue                                                                 (21,817)                (7)
      Deferred rent                                                                    (27,253)            (3,698)
                                                                                  ------------       ------------
    Net cash provided by (used in) operating activities
     from continuing operations                                                      1,310,568           (893,438)
    Net cash used in operating activities
     from discontinued operations                                                     (677,311)          (179,845)
                                                                                  ------------       ------------
            NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                     633,257         (1,073,283)
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                        --            (23,431)
                                                                                  ------------       ------------
    Net cash used in investing activities
     from continuing operations                                                             --            (23,431)
    Net cash used in investing activities
     from discontinued operations                                                      (34,025)          (146,537)
                                                                                  ------------       ------------
            NET CASH USED IN INVESTING ACTIVITIES                                      (34,025)          (169,968)
                                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                    (2,464,022)           400,067
  Payments on capital leases                                                            (7,810)            (4,770)
  Proceeds from line of credit                                                      22,079,716         11,717,570
  Payments on line of credit                                                       (18,378,954)       (11,961,422)
                                                                                  ------------       ------------
    Net cash provided by financing activities
     from continuing operations                                                      1,228,930            151,445
    Net cash provided by proceeds from line of credit to
     finance discontinued operations                                                   711,336            326,382
                                                                                  ------------       ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,940,266            477,827
                                                                                  ------------       ------------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,539,498           (765,424)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         371,176            943,017
                                                                                  ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  2,910,674       $    177,593
                                                                                  ============       ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements

For the three months ended March 31,                     2007            2006
-------------------------------------------------     ----------      ----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing activities:
  Non-cash sale price of commercial business          $1,580,000      $       --
                                                      ==========      ==========

  Cash paid for income taxes                          $   52,334      $   71,160
                                                      ==========      ==========
  Cash paid for interest                              $  166,491      $   97,395
                                                      ==========      ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

                             PARADIGM HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Paradigm Holdings, Inc. (the "Company") is the parent of the wholly owned subsidiary, Paradigm Solutions Corp. Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the "SEC") for additional information on the corporate structure.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") are omitted in this interim report. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Annual Report on Form 10-K for the Company for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements for the Company reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the Consolidated Financial Statements of Paradigm Holdings for all prior periods presented to conform to the presentation for current periods. Certain of these reclassifications reflect the discontinued operations of the Commercial business as presented on Paradigm Holdings' Consolidated Financial Statements.

For a description of the Company's accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for Paradigm Holdings, Inc. for the year ended December 31, 2006.

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

Cost-Plus Reimbursement (CP). Under CP contracts, revenue is recognized as costs are incurred and include an estimate of applicable fees earned. For award based fees under CP contracts, the Company recognizes the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated and collection is reasonably assured, based on factors such as prior award experience and communications with the client regarding performance.

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

Software revenue recognition for sales of OpsPlanner is in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition." Since the Company has not yet established vendor specific objective evidence of fair value for the multiple arrangements typically contained within an OpsPlanner sale, revenues from the sale of OpsPlanner are recognized ratably over the term of the contract.

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised
2004), "Share-Based Payment", (SFAS No. 123 (revised)). SFAS No. 123 (revised) replaces SFAS No. 123 and supersedes APB No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective method of implementation. The Company did not grant any share-based awards for the three months ended March 31, 2007 and 2006. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three ended March 31, 2007 was $70 thousand for options granted in May and December 2006. As of March 31, 2007, there was $581 thousand of total unrecognized compensation costs related to nonvested stock option arrangements granted during 2006. The Company did not record any share-based compensation expense for the three months ended March 31, 2006.

MAJOR CUSTOMERS

All of the Company's revenue is from work performed for U.S. Federal civilian agencies and 71% and 75% of total revenue was generated from three and four major customers during the three months ended March 31, 2007 and 2006, respectively. The Company's accounts receivable related to these three major customers was 44% of total accounts receivable at March 31, 2007. The Company's accounts receivable related to the four major customers was 78% of total accounts receivable at December 31, 2006. The Company defines major customer by agencies within the federal government.

A majority of the Company's customer concentration is in the Mid-Atlantic states of the United States.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for a measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

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

2. DISCONTIUNED OPERATIONS

On September 22, 2006, the Company established an independent committee of its Board of Directors to evaluate strategic alternatives with regard to the Company's Commercial business activities, including the potential divestiture of the Commercial business. The Company defines the Commercial business as all of the outstanding capital stock of Paradigm Solutions International ("PSI"), which includes all of the capital stock of Blair Technology Group, a wholly-owned subsidiary of PSI, and certain assets associated with the OpsPlanner software tool. The decision to divest was made during the fourth quarter of 2006 following the completion of the independent committee's evaluation of strategic alternatives. The Company classified the Commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of SFAS No. 144 in the fourth quarter. The divestiture supports the Company's efforts to refocus Paradigm on its core information technology services business supporting the Federal government.

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Raymond Huger, the Company's Chairman of the Board of Directors, co-founder and former Chief Executive Officer. On February 28, 2007, the Company completed the sale of the Company's Commercial business, in the form of a sale of all of the capital stock of the business. This transaction resulted in a gain of $78 thousand, net of $84 thousand of selling costs and $405 thousand of income taxes, recorded in the first quarter of 2007.

The Commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company's continuing operations in the Condensed Consolidated Financial Statements for all current and prior periods presented.

The following tables summarize selected financial information related to the operating results and financial position of the Commercial business. There were no assets and liabilities held for sale as of March 31, 2007.

      Three months ended March, 31,                                  2007            2006
                                                                  ---------       ---------
      Revenue                                                     $ 279,604       $ 855,442

      Loss before income tax benefits                             $(304,340)      $(360,434)
      Income tax benefits                                          (117,536)       (139,200)
                                                                  ---------       ---------
      Loss from operations of discontinued component, net of
       income tax benefits                                        $(186,804)      $(221,234)
                                                                  =========       =========

The assets and liabilities are as follows:
                                                              Dec. 31, 2006
                                                             --------------
      ASSETS
       Accounts receivable(1)                                $      467,156
       Prepaid expenses                                              42,005
       Net property and equipment                                   123,796
       Capitalized software, net                                     91,410
       Intangible assets, net(2)                                    173,856
       Goodwill                                                     683,814
       Other                                                         12,104
                                                             --------------
         Total current assets of discontinued operations     $    1,594,141
                                                             ==============

                                                              Dec. 31, 2006
                                                             --------------
      LIABILITIES
       Accounts payable and accrued expenses                 $      156,198
       Deferred revenue                                             222,730
       Payroll and payroll related liabilities                      129,646
       Deferred income taxes, net                                   108,315
                                                             --------------
         Total liabilities of discontinued operations        $      616,889
                                                             ==============

(1)   There was no allowance for doubtful accounts at December 31, 2006.

(2)   Intangible assets are as follows:

                                    December 31, 2006
                                  ----------------------
                                              Accumulated
                                    Cost      Amortization
                                  --------      --------

      Non-compete agreements      $ 97,903      $ 97,903
      Customer relationships       260,771        86,915
                                  --------      --------
      Total                       $358,674      $184,818
                                  ========      ========

The intangible assets have no residual value at the end of their useful lives. Amortization expense recorded in net loss from discontinued operations in the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 was $0 and $34,595, respectively.

After the sale of its Commercial business, the Company does not have any financial relationship with PSI except for a Reseller Agreement.

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

3. ACCOUNTS RECEIVABLE

The accounts receivable consist of billed and unbilled amounts under contracts in progress with governmental units, principally the Department of Housing and Urban Development Office of Community Planning and Development, Bureau of Alcohol, Tobacco, Firearms and Explosives, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The components of accounts receivable are as follows:

                              Mar. 31, 2007     Dec. 31, 2006
                                -----------      -----------
      Billed receivables        $ 4,156,868      $ 4,453,132
      Unbilled receivables        9,567,762       11,315,317
                                -----------      -----------
       Total                    $13,724,630      $15,768,449
                                ===========      ===========

All receivables are expected to be collected within the next twelve months and are pledged to Silicon Valley Bank as collateral for the line of credit. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. The forgoing excludes the Company's firm fixed price contracts, principally with the Office of Community Planning Development, which is billed upon delivery and acceptance. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurred when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at March 31, 2007 does not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $50,000 as an allowance for doubtful accounts related to certain of its customers at March 31, 2007 and December 31, 2006.

4. PREPAID EXPENSES

Prepaid expenses are as follows:

                                          Mar. 31, 2007  Dec. 31, 2006
                                             --------      --------
      Prepaid insurance, rent and
       software maintenance agreements       $153,081      $308,788
      Contract-related prepaid expenses        11,052       233,465
      Other prepaid expenses                  257,111       202,887
                                             --------      --------
      Total prepaid expenses                 $421,244      $745,140
                                             ========      ========

5. NOTE PAYABLE - LINE OF CREDIT

On March 13, 2007, the Company entered into a two year Loan and Security Agreement (the "Loan and Security Agreement") with Silicon Valley Bank that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company's collateral. The agreements became effective March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is collateralized by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company was in compliance with the EBITDA covenant requirements as of March 31, 2007. The Company had sufficient cash on hand to cover other liabilities and had $0 additional availability on its revolving line of credit with Silicon Valley Bank at March 31, 2007. The interest rates charged by Silicon Valley Bank ranges from 10.75% to 13.25% at March 31, 2007.

The Company terminated its revolving line of credit facility with Chevy Chase Bank when the Silicon Valley Bank agreement was activated. The Company paid off the outstanding Chevy Chase Bank balance on March 23, 2007.

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

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN No. 48"), on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. The evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. Because of the Company's S-Corporation status for fiscal year 2003, any corporate level tax exposures would not be material to the Company for tax year ended December 31, 2003; therefore, the Company did not perform an evaluation for tax year ended December 31, 2003. The Company revoked its S-Corporation status and became a C-Corporation effective November 5, 2004.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the financial results. As of March 31, 2007, the Company had no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes. No interest and penalties were accrued as of January 1, 2007 as a result of the adoption of FIN No. 48.

7. NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reported period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net (loss) income per common share has been computed in a manner consistent with that of basic net (loss) income per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net (loss) income per common share for the three months ended March 31, 2007 and 2006.

                                                                         Three Months Ended
                                                                     March 31,         March 31,
                                                                       2007              2006
                                                                  ------------       ------------
Basic net (loss) income per common share:
 (Loss) income from continuing operations                         $   (102,502)      $    477,516
 Loss from discontinued operations,
   net of income tax benefits                                         (108,588)          (221,234)
                                                                  ------------       ------------
  Net (loss) income available to common stockholders              $   (211,090)      $    256,282
                                                                  ============       ============

 Weighted average common shares outstanding - basic                 20,203,392         20,503,486

 Basic net (loss) income per common share:
  (Loss) income from continuing operations                        $      (0.00)      $       0.02
  Loss from discontinued operations                                      (0.01)             (0.01)
                                                                  ------------       ------------
    Basic net (loss) income per common share                      $      (0.01)      $       0.01
                                                                  ============       ============

Diluted net (loss) income per common share:
 (Loss) income from continuing operations                         $   (102,502)      $    477,516
 Loss from discontinued operations,
   net of income tax benefits                                         (108,588)          (221,234)
                                                                  ------------       ------------
  Net (loss) income available to common stockholders              $   (211,090)      $    256,282
                                                                  ============       ============

Weighted average common shares outstanding - basic                  20,203,392         20,503,486
 Stock options                                                              --            566,071
                                                                  ------------       ------------
  Total weighted average common shares outstanding - diluted        20,203,392         21,069,557
                                                                  ============       ============
 Diluted net (loss) income per common share:
  (Loss) income from continuing operations                        $      (0.00)      $       0.02
  Loss from discontinued operations                                      (0.01)             (0.01)
                                                                  ------------       ------------
    Diluted net (loss) income per common share                    $      (0.01)      $       0.01
                                                                  ============       ============

The loss from continuing operations and loss from discontinued operations on a per share basis were $0.00507 and $0.00537, respectively, for the three months ended March 31, 2007. The net loss per common share was $0.01045 for the three months ended March 31, 2007. In order for the sum of the loss from continuing operations and loss from discontinued operations on a rounded per share basis to equal the rounded net loss per common share, the Company rounded the lesser of the loss amounts to ($0.00) per common share and the greater to ($0.01).

The Company incurred net losses for the three months ended March 31, 2007. Therefore, all common shares issuable pursuant to share-based compensation plans were not considered in the diluted loss per common share calculations due to the anti-dilutive effect of such shares. For the three months ended March 31, 2007, the Company had total weighted average stock options of 9,202 shares that were not included in the calculation of diluted net loss per common share as their effect would be anti-dilutive.

8. CONTRACT STATUS

EXPECT LOSS ON CONTRACT

The Company performed an updated and revised estimate at completion ("EAC") analysis during the quarter ended September 31, 2006. Based on the EAC analysis, the Company estimated that one of its firm fixed price software development contracts is expected to perform at an operating loss for the remainder of the contract term which ended in March 2007. The Company recorded the expected future operating loss of approximately $964 thousand during the quarter ended September 30, 2006. The Company incurred $350 thousand and $614 thousand of the expected future operating loss in the fourth quarter of 2006 and first quarter of 2007, respectively.

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

As of March 31, 2007, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at March 31, 2007 approximately, as follows:

Total contract prices of initial contract awards, including exercised options
  and approved change orders (modifications)                      $ 169,349,957
Completed to date                                                   149,295,493
                                                                  -------------
  Authorized backlog                                              $  20,054,464
                                                                  =============

In addition, the foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $53,143,000.

As of March 31, 2007, none of the Company's existing contracts are subject to renegotiation during the remainder of 2007.

9. RELATED PARTY TRANSACTIONS

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PSI, a Maryland corporation and wholly-owned subsidiary of the Company, and Mr. Raymond Huger , the Company's Chairman of the Board of Directors, co-founder and former Chief Executive Officer. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mr. Huger purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000.00 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company's common stock as of February 28, 2007. This transaction resulted in a gain of $78 thousand, net of $84 thousand of selling costs and $405 thousand of income taxes, recorded in the first quarter of 2007. On March 1, 2007, the Company issued a press release with respect to the successful consummation of the transactions set forth in the Stock Purchase Agreement among the Company, PSI and Mr. Huger. Mr. Huger was and remains as the major shareholder of the Company before and after the transaction described above. Mr. Huger owns 55.7% of total issued and outstanding shares of common stock following the consummation of the transaction. On February 28, 2007, the Company entered into a Voting Agreement by and between the Company and Mr. Raymond Huger. Pursuant to the terms and conditions set forth in the Voting Agreement, Mr. Huger appointed the Company as Mr. Huger's proxy and attorney-in-fact, with full power of substitution and resubstitution, to vote or act by written consent the number of shares which limits Mr. Huger's remaining voting to a maximum of 49%.

10. SUBSEQUENT EVENTS

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the "Trinity Stock Purchase Agreement") by and among the Company, Trinity IMS, Inc., a Nevada corporation ("Trinity") and the shareholders of Trinity (the "Shareholders"). Pursuant to the terms and conditions set forth in the Trinity Stock Purchase Agreement, the Company purchased from the Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity became a wholly-owned subsidiary of the Company in exchange for a promissory note issued to the Shareholders. In addition, under certain conditions as set forth in the Stock Purchase Agreement, the Shareholders will be eligible for incentive bonuses for winning new contracts for Trinity. On April 9, 2007, the Company, Trinity and the Shareholders completed the transactions contemplated in the Trinity Stock Purchase Agreement.

On May 3, 2007, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, of the Company to certain individuals, as set forth below.

                                                    Number of
                                                    Shares of
                                                    Common       Fair           Vesting/Expiration
Individual             Title                        Stock        Value          Date
----------             -----                        -----        -----          ----
                       President, Chief
                       Executive Officer and
Peter B. LaMontagne    Director                     600,000      $480,000       January 2, 2012

                       Senior Vice President
                       and Chief Financial
Richard Sawchak        Officer                      400,000      $320,000       January 2, 2012

                       Senior Vice President,
                       Business Development and
Anthony Verna          Strategy                     100,000       $80,000       January 2, 2012

Francis X. Ryan        Director                     100,000       $80,000       January 2, 2012

John A. Moore          Director                     100,000       $80,000       January 2, 2012

Edwin M. Avery         Director                     100,000       $80,000       January 2, 2012

The restricted shares were issued from the Company's 2006 Stock Incentive Plan with the intent of providing a longer-term employment retention mechanism to key management and board members. The restricted shares vest 100% on January 2, 2012.

                             PARADIGM HOLDINGS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "see," "target," "projects," "position," or "continue" or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. We disclaim any intention or obligation to update any forward-looking statement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Paradigm Holdings, Inc. (the "Company" or "Paradigm") provides information technology, information assurance, and business continuity solutions, primarily to U.S. Federal Government customers. Headquartered in Rockville, Maryland, the Company was founded based upon strong commitment to high standards of performance, integrity, customer satisfaction, and employee development.

With an established core of experienced executives, the Company has grown from six employees in 1996 to the current level of 200 personnel at March 31, 2007. Revenues have grown from $51 million in 2003 to almost $60 million by the end of 2006. The annual run-rate of revenue as of March 31, 2007 was approximately $44 million, based on annualized first quarter 2007 revenue.

As of March 31, 2007, Paradigm has one wholly-owned subsidiary, Paradigm Solutions Corp. ("PSC"), which was incorporated in 1996 to deliver information technology ("IT") services to federal agencies. Paradigm Solutions International ("PSI"), which was incorporated in 2004, to deliver IT solutions (with a special focus in Business Continuity Planning and Emergency Management) and software to commercial clients was divested on February 28, 2007. Mr. Raymond Huger, the Company's Chairman of the Board of Directors, co-founder and former Chief Executive Officer purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000.00 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company's common stock as of February 28, 2007.

We derive substantially all of our revenues from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. For the quarter ended March 31, 2007, Paradigm's revenue was comprised of 62% fixed price, 27% time and material, and 11% cost-reimbursable contracts.

Paradigm's historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. For the quarter ended March 31, 2007, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenues. During that same period, our three largest clients, all agencies within the federal government, generated approximately 71% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

PSC utilized the Small Business Administration ("SBA") 8(a) Business Development ("BD") Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. This program allowed PSC to build a base of business with various federal civilian agencies. As of March 31, 2007, all of the Company's remaining SBA 8(a) contracts had been re-competed. Paradigm believes it can mitigate the impact of transitioning from the 8(a) program through the acquisition of new contract vehicles and the expansion of work with current customers.

Due to graduation from the SBA 8(a) BD Program, PSC is no longer classified as a small disadvantaged business by the federal government. Accordingly, the Company will no longer have access to as a prime contractor contractual vehicles set aside for 8(a) businesses. As of October 2004, PSC began competing solely in the open marketplace for federal business. The Company has a history of winning contracts in "full and open" competitions, including contracts at the Department of Housing and Urban Development, Department of Treasury and the Department of Commerce. PSC will continue to pursue opportunities aggressively in the federal marketplace.

Our most significant expense is direct costs, which consist primarily of direct labor, subcontractors, materials, equipment, travel and an allocation of indirect costs including fringe benefits. The number of subcontract and consulting employees assigned to a project will vary according to the size, complexity, duration and demands of the project.

Selling, general and administrative expenses consist primarily of costs associated with executive management, finance and administrative groups, human resources, marketing and business development resources, employee training, occupancy costs, research and development expenses, depreciation and amortization, travel, and all other corporate costs.

Other income and expense consists primarily of interest income earned on cash and cash equivalents and interest payable on our revolving credit facility.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to contingent liabilities, revenue recognition, and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies require management's judgment and estimation, where such estimates have a material effect on the condensed consolidated financial statements:

o     accounting for revenue recognition
o     accounting for cost of revenue
o     accounting for goodwill and intangible assets
o     accounting for impairment of long-lived assets
o     accounting for capitalized software costs

For a description of these critical accounting policies, refer to Management's Discussion section within the Annual Report on Form 10-K for Paradigm for the fiscal year ended December 31, 2006, and Management's Discussion contained herein.

Recent Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on the condensed consolidated financial statements are as follows:

               STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 157

                             FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements."

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

Results of Operations

The following discussion and analysis should be read in conjunction with Paradigm's Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with Paradigm's Consolidated Financial Statements and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included in Paradigm's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

                                                   Three months ended March 31,
                                       ------------------------------------------------
(Dollars in thousands)                   2007           2006         2007         2006
                                       --------       --------       -----        -----
Revenue                                $ 11,551       $ 15,874       100.0%       100.0%
Cost of revenue                          10,074         12,942        87.2         81.5
                                       --------       --------       -----        -----
Gross margin                              1,477          2,932        12.8         18.5
Selling, general & administrative         1,433          2,058        12.4         13.0
                                       --------       --------       -----        -----
(Loss) income from operations                44            874         0.4          5.5
Other expense                              (205)           (98)       (1.8)        (0.6)
Income tax (benefit) provision              (59)           299        (0.5)         1.9
                                       --------       --------       -----        -----
(Loss) income from continuing
  operations                               (102)           477        (0.9)         3.0

Net (loss) income                      $   (211)      $    256        (1.8)%        1.6%

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total contract revenue.

                                                   Three months ended March 31,
                                       ------------------------------------------------
(Dollars in thousands)                   2007           2006         2007         2006
                                       --------       --------       -----        -----

Federal service contracts               $ 6,729        $11,934        58.3%        75.2%
Federal repair & maintenance
  Contracts                               4,822          3,940        41.7         24.8
                                       --------       --------       -----        -----
Total revenue                           $11,551        $15,874       100.0%       100.0%

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

As a result of the factors above, period-to-period comparisons of Paradigm's revenues and operating results may not be meaningful. Readers should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on Paradigm's operating results and financial condition.

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenue. For the three months ended March 31, 2007, revenue decreased 27.2% to $11.6 million from $15.9 million for the same period in 2006. The decrease in revenue is attributable to a decrease in our federal service contracts business of $5.2 million. The decrease in service business was partially off-set by an increase of $0.9 million in the federal repair and maintenance business. The decrease in service business is attributable to the completion of three of our federal contracts, which were not renewed subsequent to the quarter ended March 31, 2006. The increase in maintenance business is attributable to higher revenue on the Company's primary maintenance contract.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, charges in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended March 31, 2007, cost of revenue decreased 22.2% to $10.1 million from $12.9 million for the same period in 2006. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 87.2% for the three months ended March 31, 2007 as compared to 81.5% for the same period in 2006. The increase in cost as a percentage of revenue was primarily due to severance paid to employees who worked on the completed federal service contracts discussed above during the quarter ended March 31, 2007 which were not off-set by additional operating expense reductions during the quarter.

Gross Margin. For the three months ended March 31, 2007, gross margin decreased 49.7% to $1.5 million from $2.9 million for the same period in 2006. Gross margin as a percentage of revenue decreased to 12.8% for the three months ended March 31, 2007 from 18.5% for the same period in 2006. Gross margin as a percentage of revenue decreased due to lower services revenue and increased operating expenses. Gross margin as it relates to the service contracts decreased 94.3% to $0.1 million from $2.6 million for the same period in 2006. The decrease in services gross margin is due to the decrease in revenue and increased operating expenses, including wind down costs from one of the Company's firm fixed price contracts, discussed above. Gross margin, as it relates to the maintenance contracts, increased to $1.3 million from $0.3 million for the same period in 2006. The increase in maintenance gross margin is directly attributable to the increase in revenue.

Selling, General & Administrative. For the three months ended March 31, 2007, selling, general & administrative ("SG&A") expenses decreased 30.4% to $1.4 million from $2.1 million for the same period in 2006. As a percentage of revenue, SG&A expenses decreased to 12.4% for the three months ended March 31, 2007 from 13.0% for the same period in 2006. The decrease in SG&A expense was due to decreased compensation expense of $0.4 million associated with reductions in employees, $0.1 million of professional services incurred in the first quarter of 2006 but not repeated for the same period in 2007 and cost savings in other SG&A expenses of $0.2 million as the Company controlled SG&A related expenses to balance the impact resulting from decreased revenue. Management will continue monitoring SG&A expenses in 2007.

Other Expense. For the three months ended March 31, 2007, other expense increased to $205 thousand from $98 thousand for the same period in 2006. As a percentage of revenue, other expense increased to 1.8% for the three months ended March 31, 2007 from 0.6% for the same period in 2006. The increase in other expense was primarily attributable to higher interest rates and increased reliance on borrowings from our line of credit facility with Chevy Chase Bank, prior to March 23, 2007, and Silicon Valley Bank, after March 23, 2007, to fund general operations including the Commercial business, the discontinued operations. The line of credit facility with Silicon Valley Bank has a larger borrowing base with a higher interest rate. The interest rates charged by Silicon Valley Bank ranges from 10.75% to 13.25% at March 31, 2007. The interest rate charged by Chevy Chase Bank was 8.32% at March 23, 2007 compared to 7.13% at March 31, 2006.

Income Taxes. For the three months ended March 31, 2007, income taxes decreased to an income tax benefit of $59 thousand from an income tax expense of $299 thousand for the same period in 2006. The decrease in income taxes was primarily attributable to a pre-tax loss for the three months ended March 31, 2007 compared to a pre-tax income for the same period in 2006. The Company's discontinued operations had an income tax benefit of $118 thousand from the operations of discontinued component and an income tax expense of $405 thousand on sale of the discontinued operations for the three months ended March 31, 2007 compared to an income tax benefit of $139 thousand for the same period in 2006.

Net Income. For the three months ended March 31, 2007, net loss was $211 thousand which included an after-tax loss of $187 thousand from the operations of discontinued component and an after-tax gain of $78 thousand on sale of the discontinued operations, the Commercial business. For the three months ended March 31, 2006, net income was $256 thousand which included an after-tax loss of $221 thousand from the discontinued operations.

For the three months ended March 31, 2007, net loss from continuing operations decreased to $102 thousand from an income of $477 thousand for the same period in 2006. The net loss was due to decreases in gross margin as discussed above, which was partially off-set by lower SG&A expenses.

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

For the three months ended March 31, 2007, the Company generated $2.5 million in cash and cash equivalents versus $0.8 million in cash used for the same period in 2006. For the three months ended March 31, 2007, the Company funded its discontinued operations with cash flow from financing activities of $0.7 million versus $0.3 million for the same period in 2006.

Cash flow from operating activities provided by continuing operations was $1.3 million for the three months ended March 31, 2007 compared to $0.9 million of cash used for the same period in 2006. Cash flow from operating activities used by discontinued operations was $0.7 million for the three months ended March 31, 2007 compared to $0.2 million for the same period in 2006. Cash flow from operating activities from continuing operations increased due to a decrease in accounts receivable. As of March 31, 2007, the Company had cash on hand of $2.9 million.

Net loss was $211 thousand for the three months ended March 31, 2007 versus net income of $256 thousand for the same period in 2006. The net loss was primarily due to the after-tax net loss of $102 thousand from the continuing operations and the after-tax net loss of $187 thousand from the discontinued operations which was off-set by the after-tax gain of $78 thousand on the sale of the discontinued operations.

Accounts receivable decreased by $2.0 million for the three months ended March 31, 2007 versus an increase of $2.2 million for the same period in 2006. The decrease in the accounts receivable balance for 2007 is reflective of decreased revenue and more focused billings and collection efforts with our customers. The increase in the accounts receivable balance for 2006 was attributable to continued delays in the collection of civilian agency customer invoices.

Prepaid expenses decreased by $0.3 million for the three months ended March 31, 2007 versus $0.3 million for the same period in 2006 as the Company fulfilled its contractual obligations on the IRS LTMCC and U.S. Secret Service contracts. Deferred revenue remained flat for the three months ended March 31, 2007 and 2006.

Accounts payable and accrued expenses remained flat for the three months ended March 31, 2007 versus an increase of $0.2 million for the same period in 2006. The increase during the three months ended March 31, 2006 was due to the timing of vendor invoices at end of the period.

Accrued salaries and related liabilities decreased by $0.6 million for the three months ended March 31, 2007 versus no change for the same period in 2006. The decrease in accrued salaries and related liabilities balance for 2007 is primary attributable to reductions in employees. The Company had 207 personnel at March 31, 2007 versus 288 personnel at December 31, 2006.

Expected loss on contract decreased by $0.6 million for the three months ended March 31, 2007 versus zero for the same period in 2006. The decrease in expected loss on contract balance for 2007 is due to the Company incurring the costs during the quarter related to the contract which were accrued on the Company's firm fixed price federal service contracts in 2006.

Net cash used by investing activities from continuing operations was zero for the three months ended March 31, 2007 versus $23 thousand for the same period in 2006. Net cash used by investing activities from discontinued operations was $34 thousand for the three months ended March 31, 2007 versus $147 thousand for the same period in 2006. Cash used by investing activities from discontinued operations in 2006 was primarily a result of the capitalization of software development costs associated with the Company's OpsPlanner software solution.

Net cash provided by financing activities from continuing operations was $1.2 million for the three months ended March 31, 2007 compared to $0.2 million for the same period in 2006. The increase in cash provided is due to proceeds from the line of credit to fund operations. Net cash provided by financing activities from discontinued operations was $0.7 million for the three months ended March 31, 2007 compared to $0.3 million for the same period in 2006. Net cash provided for 2007 and 2006 is due to funding the Company provided to the discontinued operations from the Company's line of credit which were used to fund operating and investing activities of the discontinued operations.

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company's collateral. The Loan and Security Agreement became effective March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company was in compliance with the EBITDA covenant requirements as of March 31, 2007. The Company had sufficient cash on hand to cover other liabilities and had $0 additional availability on it's revolving line of credit with Silicon Valley Bank at March 31, 2007. The interest rates charged by Silicon Valley Bank ranges from 10.75% to 13.25% at March 31, 2007.

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

In the event the Company requires additional funds, whether for acquisitions or otherwise, the Company may seek additional equity or debt financing. Such financing may not be available to it on terms that are acceptable to it, if at all, and any equity financing may be dilutive to its stockholders. To the extent that it obtains additional debt financing, its debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on its operations, require it to comply with additional financial covenants or require it to pledge assets to secure its borrowings. As of March 31, 2007, the Company had total stockholders' equity of ($0.1) million due to an accumulated deficit of $0.9 million generated by the Company's Commercial business which was divested on February 28, 2007. The Company financed the acquisition of Trinity IMS, Inc. on April 9, 2007 through the use of its existing credit facility with Silicon Valley Bank and a note payable from the shareholders of Trinity IMS, Inc. In the event, the Company requires additional funds for Trinity IMS, Inc. or to pay back the note payable, the Company may seek additional equity or debt financing.

In the event cash flows are not sufficient to fund operations at the present level and the Company is unable to obtain additional financing, it would attempt to take appropriate actions to tailor its activities to its available financing, including revising its business strategy and future growth plans to accommodate the amount of financing available to the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to change in interest rates for borrowing under its revolving credit facility. At March 31, 2007, the Company had $10 million outstanding under its two year revolving credit facility with Silicon Valley Bank that is subject to a variable interest rate. The revolving credit facility bears interest based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the Loan and Security Agreement. If the Company's variable interest rate was to increase or decrease by 100 basis points, respectively, annual interest expense based on the 2007 average level of borrowing would have been higher or lower by approximately $83,000.

The Company does not use derivative financial instruments for speculative or trading purposes. It invests its excess cash in short-term, investment grade, interest-bearing securities.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended March 31, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company concluded that its disclosure controls and procedures were not effective as a result of a material weakness in its control over financial reporting due to material misstatements in the current period financial statements that were not initially identified by the Company's internal control over financial reporting. The material misstatements related to recording additional interest expense as a result of migrating banking relationships and recording additional income taxes on the gain on the sale of the Company's Commercial business.

As a result of the material weakness discussed above, the following occurred:

      o the Company filed the extension on Form 12b25 to provide adequate time for it to correct the material misstatements within the quarter ended March 31, 2007.

The Company corrected the material misstatements in the current period financial statements prior to the filing of this Form 10-Q.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Remediation Plan

In addition to controls and procedures consistent with prior practices, the Company has developed and is implementing remediation plans. In order to remediate the aforementioned material weakness, the Company has:

      o evaluated the material misstatements and concluded that they are non-recurring because they were the result of the Company's migration to a new commercial banking relationship and a result of the Company's divestiture of the Commercial business;

      o initiated a search for a Corporate Controller with the requisite experience to more adequately address future accounting and disclosure issues.

The Company believes that, for the reasons described above, it will be able to improve its disclosure controls and procedures and remedy the identified material weakness.

Management of the Company will continue to evaluate the effectiveness of its disclosure controls and procedures. Because of the inherent limitations in all control systems, controls can provide only reasonable, not absolute, assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

                           PART II: OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There were no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Security and Exchange Commission on April 16, 2007.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.     DESCRIPTION                                          LOCATION
-----------     -------------------------------------------------    ------------------------------------------------
10.1            Notice of Grant of Restricted Stock Award, dated     Incorporated by reference to Exhibits 99s of the
                May 3, 2007, by and between the Company and the      Registrant's Current Report on Form 8-K as filed
                executive officers and board of directors            with the Commission on May 9, 2007

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

PARADIGM HOLDINGS, INC.
(Registrant)

By: /S/ Peter B. LaMontagne           By: /S/ RICHARD SAWCHAK
    ---------------------------           -----------------------
    Peter B. LaMontagne                   Richard Sawchak
    Chief Executive Officer               Chief Financial Officer


Date: May 21, 2007