Form 10-Q
period 2007-06-30
Paradigm Holdings, Inc
filed 2007-08-13
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 000-30271

PARADIGM HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

WYOMING	83-0211506
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9715 KEY WEST AVE., 3RD FLOOR ROCKVILLE, MARYLAND	20850
(Address of principal executive offices)	(Zip Code)

(301) 468-1200
Registrant's telephone number, including area code

None
(Former name, former address, and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Shares of common stock outstanding on August 7, 2007 were 20,419,871.

CERTIFICATIONS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	6/30/2007	12/31/2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$878,649	$371,176
Accounts receivable - contracts, net	9,918,467	15,768,449
Prepaid expenses	835,564	745,140
Prepaid corporate income taxes	225,277	215,044
Other current assets	39,017	25,903
Current assets of discontinued operations	—	1,594,141
TOTAL CURRENT ASSETS	11,896,974	18,719,853

PROPERTY AND EQUIPMENT, AT COST
Furniture and fixtures	116,832	151,802
Equipment	724,281	889,530
Software	519,184	625,383
Leasehold improvements	43,194	20,577
TOTAL PROPERTY AND EQUIPMENT	1,403,491	1,687,292
Less: Accumulated depreciation	(923,358)	(1,093,981)

NET PROPERTY AND EQUIPMENT	480,133	593,311

OTHER ASSETS
Other assets	200,900	233,414
Intangible assets, net of amortization	955,500	—
Goodwill	3,090,308	—

TOTAL ASSETS	$16,623,815	$19,546,578

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	6/30/2007	12/31/2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$—	$2,464,022
Note payable - line of credit	6,360,352	5,559,649
Note payable - promissory note, current portion	1,500,000	—
Capital leases payable, current portion	33,670	32,837
Accounts payable and accrued expenses	4,309,568	5,619,834
Accrued salaries and related liabilities	1,234,277	2,137,002
Expected loss on contract	—	613,742
Deferred revenue	460,578	452,491
Deferred rent, current portion	11,269	77,674
Deferred income taxes	348,978	72,259
Current liabilities of discontinued operations	—	616,889

TOTAL CURRENT LIABILITIES	14,258,692	17,646,399

LONG-TERM LIABILITIES
Note payable - promissory note, net of current portion	2,000,000	—
Capital leases payable, net of current portion	15,607	32,320
Security deposit held	33,408	33,408
Deferred rent, net of current portion	229,446	179,219
Deferred income taxes, net of current portion	368,250	—

TOTAL LIABILITIES	16,905,403	17,891,346

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $.01 par value, 50,000,000 shares authorized,
20,419,871 shares and 20,795,152 shares issued
and outstanding as of June 30, 2007 and
December 31, 2006, respectively	204,199	207,951
Additional paid-in capital	705,823	2,106,641
Accumulated deficit	(1,191,610)	(659,360)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(281,588)	1,655,232

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,623,815	$19,546,578

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Contract Revenue
Service contracts	$6,152,824	$11,539,044	$12,881,172	$23,472,576
Repair and maintenance contracts	4,526,203	3,963,305	9,348,468	7,903,013

Total contract revenue	10,679,027	15,502,349	22,229,640	31,375,589

Cost of revenue
Service contracts	5,245,419	9,327,430	11,825,702	18,676,352
Repair and maintenance contracts	3,904,058	3,376,547	7,398,171	6,969,815

Total cost of revenue	9,149,477	12,703,977	19,223,873	25,646,167

Gross margin	1,529,550	2,798,372	3,005,767	5,729,422

Selling, general and administrative	1,682,102	1,895,328	3,115,020	3,952,890

(Loss) income from operations	(152,552)	903,044	(109,253)	1,776,532

Other income (expense)
Interest income	1,907	5	1,907	377
Interest expense	(359,789)	(136,088)	(564,287)	(237,233)
Other (expense) income	(6,918)	11,903	(6,918)	14,577

Total other expense	(364,800)	(124,180)	(569,298)	(222,279)

(Loss) income from continuing operations
before income taxes	(517,352)	778,864	(678,551)	1,554,253

(Benefit) provision for income taxes	(196,192)	301,682	(254,889)	600,230

(Loss) income from continuing operations	(321,160)	477,182	(423,662)	954,023

Loss from operations of discontinued
component, net of income tax benefits	—	(513,492)	(186,804)	(734,051)
Gain on sale of discontinued operations,
net of income taxes	—	—	78,216	—

Loss from discontinued operations,
net of income taxes	—	(513,492)	(108,588)	(734,051)

Net (loss) income	$(321,160)	$(36,310)	$(532,250)	$219,972

Weighted average number of common shares:
Basic	19,019,871	20,503,486	19,611,631	20,503,486
Diluted	19,019,871	21,088,508	19,611,631	21,083,680

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.02)	$0.02	$(0.02)	$0.05
Loss from discontinued operations	$—	$(0.02)	$(0.01)	$(0.04)
Net (loss) income	$(0.02)	$0.00	$(0.03)	$0.01

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.02)	$0.02	$(0.02)	$0.05
Loss from discontinued operations	$—	$(0.02)	$(0.01)	$(0.04)
Net (loss) income	$(0.02)	$0.00	$(0.03)	$0.01

The accompanying Notes to the Condensed Consolidated Financial Statements are an  integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the six months ended June 30,	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(532,250)	$219,972

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:
Loss from operations of discontinued component, net of income tax benefits	186,804	734,051
Gain on sale of discontinued operations, net of income taxes	(78,216)	—
Share-based compensation	175,430	18,054
Depreciation and amortization	215,138	195,086
Bad debt expense	—	6,900
Loss on disposal of property and equipment	38,156	—
Deferred income taxes	133,684	(485,139)

(INCREASE) DECREASE IN
Accounts receivable - contracts, net	6,515,876	(1,016,661)
Prepaid expenses	(78,616)	(55,930)
Prepaid corporate income taxes	(10,233)	—
Other current assets	34,886	91,382
Other noncurrent assets	(253)	(32,376)
(DECREASE) INCREASE IN
Accounts payable and accrued expenses	(1,416,107)	(390,229)
Accrued salaries and related liabilities	(1,143,382)	168,543
Rent received in advance	—	30,657
Expected loss on contract	(613,742)	—
Income taxes payable	(146,229)	—
Deferred revenue	5,474	697
Security deposit held	—	33,408
Deferred rent	(58,164)	2,318

Net cash provided by (used in) operating activities from continuing operations	3,228,256	(479,267)
Net cash used in operating activities
from discontinued operations	(677,311)	(508,961)

NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES	2,550,945	(988,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired from purchased business	180,329	--
Purchase of property and equipment	(10,577)	(73,026)

Net cash provided by (used in) investing activities from continuing operations	169,752	(73,026)
Net cash used in investing activities from discontinued operations	(34,025)	(136,387)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	135,727	(209,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(2,464,022)	(268,060)
Payments on capital leases	(15,880)	(12,930)
Payment on note payable - promissory note	(500,000)	—
Proceeds from line of credit	48,376,993	27,286,172
Payments on line of credit	(48,287,626)	(27,369,741)

Net cash used in financing activities from continuing operations	(2,890,535)	(364,559)
Net cash provided by proceeds from line of credit to finance discontinued operations	711,336	645,348

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,179,199)	280,789

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	507,473	(916,852)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	371,176	943,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$878,649	$26,165

For the six months ended June 30,	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing activities:
Non-cash sale price of commercial business	$1,580,000	$—
Issuance of note payable - promissory note for business acquired	$4,000,000	$—
Equipment purchased under capital lease	$—	$10,637
Cash paid for income taxes	$52,334	$629,110
Cash paid for interest	$508,217	$231,951

The accompanying Notes to the Condensed Consolidated Financial Statements are an  integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Paradigm Holdings, Inc. (the "Company") is the parent of the wholly owned subsidiaries, Paradigm Solutions Corp. and Trinity IMS, Inc. (“Trinity”). Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the "SEC") for additional information on the corporate structure.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain financial information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted in this interim report. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Annual Report on Form 10-K for the Company for the year ended December 31, 2006.

 The accompanying unaudited condensed consolidated financial statements for the Company reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the Condensed Consolidated Financial Statements of the Company for all prior periods presented to conform to the presentation for current periods. Certain of these reclassifications reflect the discontinued operations of the Commercial business as presented on the Company’s Consolidated Financial Statements.

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

Time and Materials (“T&M”). For T&M contracts, revenue is recognized based on direct labor hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs.

Cost-Plus Reimbursement (“CP”). Under CP contracts, revenue is recognized as costs are incurred and include an estimate of applicable fees earned. For award based fees under CP contracts, the Company recognizes the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated and collection is reasonably assured, based on factors such as prior award experience and communications with the client regarding performance.

Fixed Price (“FP”). The Company has two basic categories of FP contracts: (i) fixed price-level of effort (“FP-LOE”) and (ii) firm fixed price (“FFP”).

•
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

•
Under FFP contracts, revenue is recognized subject to the provision of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company had one FFP contract which ended on June 10, 2007. This contract included several contractual milestones. Revenue is recognized over the course of each phase or milestone using percentage of completion accounting. Achievement and delivery of contractual milestones occurs throughout the life of the contract. Delivery and revenue recognition inherently involve estimation. During the performance of the FFP contracts, the Company periodically reviews and revises the estimated total contract costs and/or profit margin at completion of the contract. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because the Company assumes the risk of performing a FFP contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting and revenue is recognized separately, and in accordance with, the Company's revenue recognition policy for each element. Further, if an arrangement requires the delivery or performance of multiple deliveries or elements under a bundled sale, the Company determines whether the individual elements represent "separate units of accounting" under the requirements of Emerging Issues Task Force Issue (“EITF”) No. 00-21, "Revenue Arrangements with Multiple Deliverables" and allocates revenue to each element based on relative fair value.

Software revenue recognition for sales of OpsPlanner is in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Since the Company has not yet established vendor specific objective evidence of fair value for the multiple arrangements typically contained within an OpsPlanner sale, revenue from the sale of OpsPlanner is recognized ratably over the term of the contract. The OpsPlanner software was sold as part of the sale of the Commercial business on February 28, 2007. Effective March 1, 2007, the Company is a reseller of the OpsPlanner software.

In certain contracts, revenue includes third-party hardware and software purchased on behalf of clients. The level of hardware and software purchases made for clients may vary from period to period depending on specific contract and client requirements. The Company recognizes the gross revenue under EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", for certain of its contracts which contain third-party products and services, because in those contracts, the Company is contractually bound to provide a complete solution which includes labor and additional services in which the Company maintains contractual, technical and delivery risks for all services and agreements provided to the customers, and the Company may be subject to financial penalties for non-delivery.

The Company is subject to audits from federal government agencies. The Company has reviewed its contracts and determined there is no material risk of any significant financial adjustments due to government audit. To date, the Company has not had any adjustments as a result of a government audit of its contracts.

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

GOODWILL AND INTANGIBLE ASSETS

As further described in Note 3, the Company's acquisition of Trinity resulted in the recording of intangible assets and goodwill. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets", identifiable intangible assets associated with contract backlog totaling $1,000,000 are being amortized over their estimated economic lives of five years.

The Company conducts a review for impairment of goodwill and intangible assets at least annually on June 30. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination.

SHARE-BASED COMPENSATION

The Company currently has one equity incentive plan, the 2006 Stock Incentive Plan (the “Plan”), which provides the Company the opportunity to compensate selected employees with stock options. A stock option entitles the recipient to purchase shares of common stock from the Company at the specified exercise price. All grants made under the Plan are governed by written agreements between the Company and the participants.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment", (“SFAS No. 123 (revised)”). SFAS No. 123 (revised) replaces SFAS No. 123 and supersedes APB No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective method of implementation. The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 was $105 thousand and $18 thousand and $175 thousand and $18 thousand, respectively, for options granted during 2006 and 2007 and the restricted common stock issued on May 3, 2007.

The following assumptions were used for option grants for the six months ended June 30, 2007 and 2006:

Dividend Yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

 Risk-Free Interest Rate - Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on a combination of the historical volatility of the Company's stock for the periods that it has been publicly traded as supported by volatilities of similar entities. When the Company makes its determination as to similarity, the industry, stage of life cycle, size and financial leverage of such other entities are considered.

Expected Term of the Options - This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on an estimated average life of the options granted. Based on a lack of historical information, the Company estimated the expected life would be six years for options granted using the safe harbor criteria of SEC Staff Accounting Bulletin No. 107, “Share-Based Payments.”

The fair value of the common stock issued is based on the fair market value of the stock on the date of the award. The fair value of options granted during the six months ended June 30, 2007 and 2006 was estimated on the date of the grant with the following assumptions:

	2007	2006
Dividend yield	None	None
Risk-free interest rate	5.16%	5.16%
Expected volatility	103.4%	53.6%
Expected term of options	6 years	6 years

The Company estimates the percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company uses the forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve month period based on projected levels of operations and headcount levels at various classification levels with the Company. A forfeiture rate of zero was used for the options granted during the six months ended June 30, 2007 and 2006 as they related to two individuals and was used for the restricted common stock issued to certain individuals as further described in Note 11 as the restricted common stock was issued with the intent of providing a longer-term employment retention mechanism to key management and board members.

MAJOR CUSTOMERS

All of the Company's revenue is from work performed for U.S. Federal civilian agencies of which 62% and 77% of total revenue were generated from two and four major customers during the three months ended June 30, 2007 and 2006, respectively. Total revenue generated from two and four major customers during the six months ended June 30, 2007 and 2006 was 61% and 76% of, respectively. The Company's accounts receivable related to the two major customers was 34% of total accounts receivable at June 30, 2007. The Company's accounts receivable related to the four major customers was 78% of total accounts receivable at December 31, 2006. The Company defines major customer by agencies within the federal government.

A majority of the Company's customer concentration is in the Mid-Atlantic states of the United States.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for a measuring fair value in GAAP and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

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

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Raymond Huger, the Company's Chairman of the Board of Directors, co-founder and former Chief Executive Officer. On February 28, 2007, the Company completed the sale of the Company's Commercial business, in the form of a sale of all of the capital stock of PSI. This divestiture transaction resulted in a gain of $78 thousand, net of $84 thousand of selling costs and $405 thousand of income taxes, recorded in the first quarter of 2007.

The commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company's continuing operations in the Condensed Consolidated Financial Statements for all current and prior periods presented.

The following tables summarize selected financial information related to the operating results and financial position of the Commercial business. There were no assets and liabilities held for sale as of June 30, 2007 since the commercial business was sold on February 28, 2007.

Three months ended June, 30,	2007	2006
Revenue	$—	$545,390

Loss before income tax benefits	$—	$(836,579)
Income tax benefits	—	(323,087)

Loss from operations of discontinued component, net of
income tax benefits	$—	$(513,492)

Six months ended June, 30,	2007	2006

Revenue	$279,604	$1,402,933

Loss before income tax benefits	$(304,340)	$(1,195,913)
Income tax benefits	(117,536)	(461,862)

Loss from operations of discontinued component, net of
income tax benefits	$(186,804)	$(734,051)

The assets and liabilities are as follows:

Dec. 31, 2006
ASSETS
Accounts receivable(1)	$467,156
Prepaid expenses	42,005
Net property and equipment	123,796
Capitalized software, net	91,410
Intangible assets, net(2)	173,856
Goodwill	683,814
Other	12,104

Total current assets of discontinued operations	$1,594,141

LIABILITIES
Accounts payable and accrued expenses	$156,198
Deferred revenue	222,730
Payroll and payroll related liabilities	129,646
Deferred income taxes, net	108,315

Total liabilities of discontinued operations	$616,889

(1) There was no allowance for doubtful accounts at December 31, 2006.

(2) Intangible assets are as follows:

	December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	$97,903	$(97,903)	$—
Customer relationships	260,771	(86,915)	173,856

Total	$358,674	$(184,818)	$173,856

The intangible assets have no residual value at the end of their useful lives. Amortization expense recorded in net loss from discontinued operations in the Company's Condensed Consolidated Statements of Operations for the three and six months ended June, 2007 and 2006 was $0 and $34,595 and $0 and $69,190, respectively.

After the sale of its commercial business, the Company does not have any financial relationship with PSI except for a Reseller Agreement.

According to the Reseller Agreement with PSI, the Company is the exclusive reseller in the federal market for the proprietary software tool, OpsPlanner (TM) and is committed to pay PSI a minimum of $60,000 annually for software usage after the sale of the commercial business. The Company expects to pay approximately the minimum amount committed during the terms of the Reseller Agreement, which is two years.

3. ACQUISITION

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the "Trinity Stock Purchase Agreement") by and among the Company, Trinity, a Nevada corporation and the shareholders of Trinity (the "Shareholders"). On April 9, 2007, the Company completed the acquisition of Trinity for $4 million, pursuant to the Trinity Stock Purchase Agreement executed on January 29, 2007 by and among the Company, Trinity and the Shareholders. Pursuant to the terms and conditions set forth in the Trinity Stock Purchase Agreement, the Company purchased from the Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity became a wholly-owned subsidiary of the Company in exchange for a $4 million promissory note issued to the Shareholders as further described in Note 8. In addition, under certain conditions as set forth in the Stock Purchase Agreement, the Shareholders will be eligible for incentive bonuses for winning new contracts for Trinity.

The result of Trinity’s operations have been included in the condensed consolidated financial statements since the date of acquisition. Trinity provides specialized information assurance and cyber forensics support services to the federal government, primarily the U.S. Department of State. Trinity's focus on cyber forensics and information assurance services in support of the U.S. Department of State complements the Company's strategic plan to expand its information technology solutions into the national security marketplace. Trinity provides the Company with access to key customers, security clearances and technical expertise.

The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141, "Business Combinations." The excess of the purchase price over assets acquired and liabilities assumed was allocated to goodwill which is not deductible for income tax purposes. Identifiable intangible assets associated with contract backlog totaling $1,000,000 are being amortized over their estimated economic lives of five years using the straight-line method.

The total purchase price paid, including $60,711 of direct costs, has been preliminarily allocated as follows:

Cash	$196,390
Accounts receivable - contracts, net	665,894
Other current assets	59,808
Property, plant & equipment	85,039
Other assets	25,592
Intangible assets	1,000,000
Goodwill	3,090,308
Total assets	5,123,031

Current liabilities	(464,180)
Noncurrent liabilities	(28,496)
Deferred income tax	(569,644)
Total liabilities	(1,062,320)

Total consideration	$4,060,711

The unaudited pro forma information provided below has been prepared to reflect the acquisition of Trinity by the Company as if the acquisition occurred on January 1, 2006. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of future consolidated results of operations or financial position:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Unaudited)	2007	2006	2007	2006
Contract revenue	$10,760,171	$16,527,308	$23,357,083	$33,578,005
Loss from continuing operations	$(389,409)	$433,770	$(597,825)	$921,411
Basic income from continuing operation
per common share	$(0.02)	$0.02	$(0.03)	$0.04
Diluted income from continuing operations
per common share	$(0.02)	$0.02	$(0.03)	$0.04

For the three and six month periods ended June 30, 2007, the Company determined the pro forma information in the table provided above by aggregating the financial information for the Company and for Trinity for the respective periods, along with adjustments for amortization of intangible assets, incremental compensation expense related to an employment contract issued in connection with the acquisition and additional interest expense to reflect the funding source used to acquire Trinity.

4. ACCOUNTS RECEIVABLE

The accounts receivable consist of billed and unbilled amounts under contracts in progress with governmental units, principally the Department of Housing and Urban Development Office of Community Planning and Development, Bureau of Alcohol, Tobacco, Firearms and Explosives, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The components of accounts receivable are as follows:
	Jun. 30, 2007	Dec. 31, 2006

Billed receivables	$6,289,672	$4,453,132
Unbilled receivables	3,628,795	11,315,317

Total	$9,918,467	$15,768,449

All receivables are expected to be collected within the next twelve months and are pledged to Silicon Valley Bank (“SVB”) as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurred when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at June 30, 2007 does not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $62,625 and $50,000 as an allowance for doubtful accounts related to certain of its customers at June 30, 2007 and December 31, 2006, respectively.

5. PREPAID EXPENSES

Prepaid expenses are as follows:

	Jun. 30, 2007	Dec. 31, 2006
Prepaid insurance, rent and
software maintenance agreements	$160,505	$308,788
Contract-related prepaid expenses	255,707	233,465
Other prepaid expenses	419,352	202,887

Total prepaid expenses	$835,564	$745,140

6. INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30, 2007
	Cost	Accumulated Amortization	Net Carrying Amount
Contract backlog	$1,000,000	$(44,500)	$955,500

Total	$1,000,000	$(44,500)	$955,500

There were no intangible assets as of December 31, 2006.

The intangible assets are amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 was $44,500. There was no amortization expense from continuing operations for the corresponding periods in 2006. The Company estimates that it will have the following amortization expense for the future periods indicated below.

For the remaining six months ending December 31, 2007	$100,000
For the years ending December 31,
2008	200,000
2009	200,000
2010	200,000
2011	200,000
2012	55,500

 7. NOTE PAYABLE - LINE OF CREDIT

On March 13, 2007, the Company entered into a two year Loan and Security Agreement (the "Loan and Security Agreement") with SVB that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company's collateral. The agreements became effective March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is collateralized by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement.

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company was in compliance with the EBITDA covenant requirements as of June 30, 2007. The Company had sufficient cash on hand to cover other liabilities and had $3.1 million additional availability on its revolving line of credit with SVB at June 30, 2007. The interest rates charged by Silicon Valley Bank ranged from 10.75% to 13.25% at June 30, 2007.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of June 30, 2007, no events of default had occurred.

The Company terminated its revolving line of credit facility with Chevy Chase Bank when the SVB agreement was activated. The Company paid off the outstanding Chevy Chase Bank balance on March 23, 2007.

8. NOTE PAYABLE - PROMISSORY NOTE

As further described in Note 3, on April 9, 2007, the Company issued a secured $4.0 million promissory note to the former shareholder of Trinity to finance the acquisition of Trinity.

Under the terms of the promissory note, the Company will repay the principal plus interest at the annual rate of 7.75% of the unpaid balance pursuant to the following terms:

(a) $500 thousand shall be paid within three business days of April 9, 2007;

(b) $1.5 million (the "Second Amount") shall by paid on June 30, 2007; and

(c) the remainder amount (the "Remainder Amount") of $2.0 million shall be paid on October 31, 2008.

The Company paid $500 thousand on April 9, 2007 and paid the Second Amount in cash on July 31, 2007. The promissory note provided for a thirty day grace period from the due date of the Second Amount due on June 30, 2007 in exchange for a fee of 5% of the amount due.

The promissory note may be voluntarily prepaid, without penalty or premium, in whole or in part, at any time and from time to time. Any prepayment must include all accrued interest on the principal being paid through the date of prepayment. The holder shall have the option to elect to receive as partial repayment of the Remainder Amount up to a maximum of $1.0 million of the principal amount of the promissory note, in the form of restricted shares of the Company's common stock, calculated based on the average closing price of the Company's common stock for the five trading days prior to the date of the issuance of the shares of Company common stock. Such payments of part or all of the Remainder Amount in shares of Company common stock shall be made at the election of the holder and are restricted by a vesting period equal to the earlier of: (i) 18 months from the date of the issuance of the shares or (ii) the occurrence of a change of control of the Company. Any remaining portion of the principal amount due under the promissory note shall be paid to the holder in cash.

The Company considered whether the provisions contained within the promissory note may be considered embedded derivatives as prescribed by SFAS No. 133 “Accounting for Derivatives and Hedging Activities” and concluded that the promissory note provisions did not constitute  embedded derivatives.

The Company’s stock price was $0.86 at June 30, 2007. If the repayment of the promissory note had occurred on June 30, 2007 and the holder had elected to accept partial repayment of $1.0 million in the Company’s stock, the Company would have repaid $1.0 million in cash and issued to the holder 1,162,791 shares of the Company’s common stock. The number of shares that may be issued is variable depending on the price per share of the stock and the amount that the holder may elect to receive as repayment in the form of the Company’s common stock, up to $1.0 million. The Remainder Amount obligation is fixed and determinable at $2.0 million. The form of the repayment varies depending on whether the holder opts to receive a portion of the repayment in the Company’s common stock. The number of shares that could be required to be issued is not limited by the promissory note.

9. INCOME TAXES

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007. Because of the Company's S-Corporation status for fiscal year 2003, any corporate level tax exposures would not be material to the Company for tax year ended December 31, 2003; therefore, the Company did not perform an evaluation for tax year ended December 31, 2003. The Company revoked its S-Corporation status and became a C-Corporation effective November 5, 2004.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of June 30 2007, the Company had no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes. No interest and penalties were accrued as of January 1, 2007 as a result of the adoption of FIN No. 48.

The Company recorded an income tax benefit for the six months ended June 30, 2007 of $255 thousand. The Company expects to utilize this benefit to off-set historical taxable income on its future tax returns.

10. NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reported period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net (loss) income per common share has been computed in a manner consistent with that of basic net (loss) income per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net (loss) income per common share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Basic net (loss) income per common share:
(Loss) income from continuing operations	$(321,160)	$477,182	$(423,662)	$954,023
Loss from discontinued operations,
net of income tax benefits	—	(513,492)	(108,588)	(734,051)

Net (loss) income available to common
stockholders	$(321,160)	$(36,310)	$(532,250)	$219,972

Weighted average common shares outstanding
- basic	19,019,871	20,503,486	19,611,631	20,503,486
Stock options	—	585,022	—	580,194

Total weighted average common shares
outstanding - diluted	19,019,871	21,088,508	19,611,631	21,083,680

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.02)	$0.02	$(0.02)	$0.05
Loss from discontinued operations	—	(0.02)	(0.01)	(0.04)

Basic net (loss) income per common share	$(0.02)	$0.00	$(0.03)	$0.01
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.02)	$0.02	$(0.02)	$0.05
Loss from discontinued operations	—	(0.02)	(0.01)	(0.04)

Diluted net (loss) income per common share	$(0.02)	$0.00	$(0.03)	$0.01

The income from continuing operations and loss from discontinued operations on a per share basis were $0.02327 and ($0.02504), respectively, for the three months ended June 30, 2006. The net loss per common share was $0.00177 for the three months ended June 30, 2006. In order for the sum of the income from continuing operations and loss from discontinued operations on a rounded per share basis to equal the rounded net loss per common share, the Company rounded down the loss from discontinued operations to ($0.02) per common share.

The Company incurred net losses for the three and six months ended June 30, 2007. Therefore, all common shares issuable pursuant to share-based compensation plans were not considered in the diluted loss per common share calculations due to the anti-dilutive effect of such shares. For the three and six months ended June 30, 2007, the Company had total weighted average stock options of 11,904 shares and 10,484 shares, weighted average restricted common stock of 391,179 shares and 195,590 shares and weighted average common stock that may be issued based on the conversion of the promissory note of 1,181,891 shares and 590,946 shares, respectively, that were not included in the calculation of diluted net loss per common share as their effect would be anti-dilutive.

11. SHARE-BASED COMPENSATION

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan. A total of 2,500,000 shares of common stock are initially reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,183,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of June 30, 2007, 200,000 stock options have been issued from the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

STOCK OPTIONS

Effective May 3, 2007, the Company granted options to acquire 50,000 shares of common stock to one of its employees pursuant to an offer of employment. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $0.8 per share, and expire on May 2, 2017. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly.

The following table summarizes the Company's stock option activity.
				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at December 31, 2006	2,245,000	$1.81
Granted	50,000	0.80
Exercised	—	—
Canceled	(912,000)	1.70

Outstanding at June 30, 2007	1,383,000	$1.85	$19,500	8.8

Exercisable at June 30, 2007	849,667	$1.86	$—	8.6

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.86 at June 30, 2007 over the exercise price by the number of options outstanding.

 Share-based compensation expense included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 was $65 thousand and $135 thousand, respectively, for options granted during 2006 and 2007.

As of June 30, 2007, there was $548 thousand of total unrecognized compensation costs related to the remaining nonvested stock option arrangements granted during 2006 and 2007. The cost is to be recognized over a weighted average period of 2.2 years. The fair value of the options granted was $832 thousand and was included as part of additional paid-in capital.

The following table summarizes the stock options outstanding and exercisable at June 30, 2007.

	Options Outstanding			Options Exercisable
	Options	Weighted Average Exercise	Weighted Average Remaining Contractual	Options	Weighted Average Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.70	683,000	$1.70	8.5 years	683,000	$1.70
$2.50	500,000	$2.50	9 years	166,667	$2.50
$0.75	150,000	$0.75	9.5 years	—	$—
$0.80	50,000	$0.80	10 years	—	$—

	1,383,000	$1.85	8.8 years	849,667	$1.86

The following table summarizes the nonvested stock options at June 30, 2007:

Number of
Options
Nonvested stock options at December 31, 2006	650,000
Options granted	50,000
Vested during period	(166,667)
Options canceled and expired	—

Nonvested shares under option at June 30, 2007	533,333

Weighted average fair value	$1.12

The Company expects 100% of the currently unexercisable 533,333 stock options to vest and become exercisable over the next three years. The weighted average fair value is $1.12 per share.

RESTRICTED COMMON STOCK

On May 3, 2007, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, of the Company to certain individuals.

The restricted shares were issued from the Plan with the intent of providing a longer-term employment retention mechanism to key management and board members. The restricted shares will vest on January 2, 2012 and have no interim vesting periods.

The following table summarizes the Company's restricted common stock activity.

Weighted
			Weighted	Average
	Number of		Average	Remaining
	Restricted	Aggregate	Vesting	Vesting
	Common Stock	Fair Value	Periods	Periods
			(in years)	(in years)
Outstanding at December 31, 2006	—	$—
Granted	1,400,000	1,120,000

Outstanding at June 30, 2007	1,400,000	$1,120,000	5	4.5

Share-based compensation expense included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 was $40 thousand for the restricted common stock issued.

As of June 30, 2007, there was $1.1 million of unrecognized compensation costs related to the remaining nonvested restricted common stock arrangement issued in May 2007. The cost is to be recognized over a weighted average period of 4.5 years. The fair value of the restricted common stock was $1.1 million and was included as part of additional paid-in capital.

12. CONTRACT STATUS

EXPECTED LOSS ON CONTRACT

The Company performed an updated and revised estimate at completion ("EAC") analysis during the quarter ended September 31, 2006. Based on the EAC analysis, the Company estimated that one of its firm fixed price software development contracts was expected to perform at an operating loss for the remainder of the contract term which ended in June 2007. The Company recorded the expected future operating loss of approximately $964 thousand during the quarter ended September 30, 2006. The Company incurred $350 thousand and $614 thousand of the expected future operating loss in the fourth quarter of 2006 and first quarter of 2007, respectively.

PROVISIONAL INDIRECT COST RATES

Billings under cost-plus government contracts are calculated using provisional rates which permit recovery of indirect costs. These rates are subject to audit on an annual basis by governmental audit agencies. The cost audits will result in the negotiation and determination of the final indirect cost rates which the Company may use for the period(s) audited. The final rates, if different from the provisionals, may create an additional receivable or liability.

As of June 30, 2007, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at June 30, 2007 approximately, as follows:

Total contract prices of initial contract awards, including
exercised options and approved change orders (modifications)	$173,076,933
Completed to date	154,655,301

Authorized backlog	$18,421,632

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $64,531,000.

As of June 30, 2007, none of the Company's existing contracts are subject to renegotiation during the remainder of 2007.

13. RELATED PARTY TRANSACTIONS

On February 23, 2007, the Company entered into a Stock Purchase Agreement by and among the Company, PSI, a Maryland corporation and wholly-owned subsidiary of the Company, and Mr. Raymond Huger, the Company's Chairman of the Board of Directors, co-founder and former Chief Executive Officer. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mr. Huger purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company's common stock as of February 28, 2007. This transaction resulted in a gain of $78 thousand, net of $84 thousand of selling costs and $405 thousand of income taxes, recorded in the first quarter of 2007. On March 1, 2007, the Company issued a press release with respect to the successful consummation of the transactions set forth in the Stock Purchase Agreement among the Company, PSI and Mr. Huger. Mr. Huger was and remains as the major shareholder of the Company before and after the transaction described above. Mr. Huger owns 55.7% of total issued and outstanding shares of common stock following the consummation of the transaction. On February 28, 2007, the Company entered into a Voting Agreement by and between the Company and Mr. Raymond Huger. Pursuant to the terms and conditions set forth in the Voting Agreement, Mr. Huger appointed the Company as Mr. Huger's proxy and attorney-in-fact, with full power of substitution and resubstitution, to vote or act by written consent the number of shares which limits Mr. Huger's remaining voting to a maximum of 49%.

14. SUBSEQUENT EVENTS

CALDWELL ACQUISITION

On June 6, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, Caldwell Technology Solutions, LLC, a Maryland limited liability company (“CTS”) and the members of CTS (the “Members”). Pursuant to the terms and conditions set forth in the Purchase Agreement, the Company purchased from the Members, all of the issued and outstanding membership units of CTS and CTS became a wholly-owned subsidiary of the Company in exchange for the following consideration:

•	payment to the Members of Seventy-Five Thousand Dollars (US $75,000) in cash;

•	assumption by the Company of CTS's federal tax liabilities and debt in an amount not to exceed an aggregate amount equal to Eight Hundred And Sixty Thousand Dollars (US $860,000); and

•
payment by the Company of the transaction costs incurred by CTS's accountants and Madison Capital Markets, LLC., in connection with the transactions contemplated in the Purchase Agreement in amounts not to exceed Forty-Five Thousand Dollars (US $45,000) and One Hundred and Eighty Thousand Dollars (US $180,000), respectively.

In addition, under certain conditions as set forth in the Purchase Agreement, the Members will be eligible for earn-out compensation of up to Two Million Five Hundred Forty Thousand Dollars (US $2,540,000) for achieving certain revenue and pre-tax income goals during the twelve (12) months following the closing of the transaction.

On July 2, 2007, the Company, CTS and the Members completed the transactions contemplated in the CTS Stock Purchase Agreement.

PREFERRED STOCK OFFERING

On July 25, 2007, the Company completed a private placement led by members of the Company's senior management and Board of Directors for gross proceeds of $1.8 million. The Company issued 1,800 shares of convertible preferred stock (“Series A Preferred Stock”) with par value of $0.01 per share, which bear an annual dividend of 10% and are convertible into 1.5 million shares of the Company's common stock at an average of $1.20 per common share. The private placement included 5-year warrants to purchase approximately 149,400 shares of common stock at $1.20 per share. Proceeds from this offering will be used for general working capital and acquisition financing. The investors included the officers and directors of the Company.

Noble Financial Group acted as the placement agent to the Company, and received fees related to the transaction consisting of:

• $70,000 in cash, and

• warrants to purchase 83,333 common shares of the Company at $1.20 per common share.

Voting

The holders of shares of Series A Preferred Stock shall, subject to applicable law, vote together with the holders of shares of the common stock as a single class on all matters to be voted on by the stockholders of the Company. Each holder of Series A Preferred Stock shall be entitled to one vote for each share of common stock into which the Series A Preferred Stock held by such holder is then convertible.

Dividends

The holders of outstanding shares of Series A Preferred Stock shall be entitled to receive a ten percent annual dividend on a pro rata basis according to their holding of shares paid out of any assets of the Company at the time legally available therefore (adjusted for stock splits or combinations of the Series A Preferred Stock, stock dividends paid in and on Series A Preferred Stock, or recapitalizations or any other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of Series A Preferred Stock), per fiscal year (the “Stated Dividend”). The Stated Dividend shall be paid in cash on a quarterly basis to the holders of Series A Preferred Stock entitled to receive such dividends.

Conversion

The holders of Series A Preferred Stock shall have conversion rights as follows:

•	one-third of any shares of Series A Preferred Stock held by any holder shall convert in shares of Common Stock based on a conversion price equal to $1.00 per common share;

•	one-third of any shares of Series A Preferred Stock held by any holder shall convert in shares of Common Stock based on a conversion price equal to $1.20 per common share; and

•
one-third of any shares of Series A Preferred Stock held by any holder shall convert in shares of Common Stock based on a conversion price equal to $1.40 per common share; upon any such conversion, any declared but unpaid dividends shall be paid by the Company out of funds legally available.

Liquidation

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (collectively, a “Liquidation”), before any distribution or payment shall be made to any of the holders of Common Stock, the holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company an amount equal to $0.01 per share of Series A Preferred Stock plus all accrued but unpaid dividends thereof (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the “Liquidation Amount”) for each share of Series A Preferred Stock held by them.

Redemption

The Company shall have the absolute right to redeem (unless otherwise prevented by law) any outstanding shares of Series A Preferred Stock in accordance with the following schedule:

•	From the date of issuance of the Series A Preferred Stock until the first anniversary of such issuance, the Company shall not have the right to redeem the Series A Preferred Stock;

•
From the day following the first anniversary of the date of issuance of the Series A Preferred Stock until the second anniversary of such issuance, the Company shall have the right to redeem shares of the Series A Preferred Stock for the amount being redeemed plus a redemption fee equal to 15% of the amount to be redeemed in the event the price per share of the Common Stock, as quoted by Bloomberg, LP shall be equal to or less than $1.25. In the event the price per share of the Common Stock is greater than $1.25, the redemption fee shall equal 7% of the amount to be redeemed; and

•
From the day following the second anniversary of the date of issuance of the Series A Preferred Stock until the third (3rd) anniversary of such issuance, the Company shall have the right to redeem shares of the Series A Preferred Stock for a redemption fee equal to 5% of the amount to be redeemed in the event the price per share of the Common Stock, as quoted by Bloomberg, LP shall be equal to or less than $1.25. In the event the price per share of the Common Stock is greater than $1.25, the redemption fee shall equal 2%of the amount to be redeemed.

•
From the day following the third anniversary of the date of issuance of the Series A Preferred Stock, the Company shall have the right to redeem shares of the Series A Preferred Stock for a redemption fee equal to 0% of the amount to be redeemed.

STOCK OPTIONS

On August 2, 2007, the Board of Directors granted options to acquire 157,000 shares of common stock to nine employees. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $0.84 per share, and expire on August 1, 2017. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly.

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to the current level of 174 personnel at June 30, 2007. The annual run-rate of revenue as of June 30, 2007 was approximately $44 million, based on annualized first half of 2007 revenue.

As of June 30, 2007, Paradigm has two wholly-owned subsidiaries, Paradigm Solutions Corp. ("PSC"), which was incorporated in 1996 to deliver information technology ("IT") services to federal agencies and Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace. Paradigm Solutions International ("PSI"), which was incorporated in 2004, to deliver IT solutions (with a special focus in Business Continuity Planning and Emergency Management) and software to commercial clients was divested on February 28, 2007. Mr. Raymond Huger, the Company's Chairman of the Board of Directors, co-founder and former Chief Executive Officer purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company's common stock as of February 28, 2007.

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the "Trinity Stock Purchase Agreement") by and among the Company, Trinity and the shareholders of Trinity (the "Shareholders"). On April 9, 2007, the Company completed the acquisition of Trinity for $4 million, pursuant to the Trinity Stock Purchase Agreement. Pursuant to the terms and conditions set forth in the Trinity Stock Purchase Agreement, the Company purchased from the Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity became a wholly-owned subsidiary of the Company in exchange for a $4 million promissory note issued to the Shareholders. The Company paid $500 thousand on April 9, 2007 and has $3.5 million outstanding as of June 30, 2007. In addition, under certain conditions as set forth in the Stock Purchase Agreement, the Shareholders will be eligible for incentive bonuses for winning new contracts for Trinity.

On June 6, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, Caldwell Technology Solutions, LLC, a Maryland limited liability company (“CTS”) and the members of CTS (the “Members”). Pursuant to the terms and conditions set forth in the Purchase Agreement, the Company purchased from the Members, all of the issued and outstanding membership units of CTS and CTS became a wholly-owned subsidiary of the Company in exchange for the following consideration:

•	payment to the Members of Seventy-Five Thousand Dollars (US $75,000) in cash;

•	assumption by the Company of CTS's federal tax liabilities and debt in an amount not to exceed an aggregate amount equal to Eight Hundred And Sixty Thousand Dollars (US $860,000); and

•
payment by the Company of the transaction costs incurred by CTS's accountants  and Madison Capital Markets, LLC., in connection with the transactions contemplated in the Purchase Agreement in amounts not to exceed Forty-Five Thousand Dollars (US $45,000) and One Hundred and Eighty Thousand Dollars (US $180,000), respectively.

In addition, under certain conditions as set forth in the Purchase Agreement, the Members will be eligible for earn-out compensation of up to Two Million Five Hundred Forty Thousand Dollars (US $2,540,000) for achieving certain revenue and pre-tax income goals during the twelve (12) months following the closing of the transaction. On July 2, 2007, the Company, CTS and the Members completed the transactions contemplated in the Purchase Agreement.

We derive substantially all of our revenues from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. For the quarter ended June 30, 2007, Paradigm's revenue was comprised of 66% fixed price, 32% time and material, and 2% cost-plus contracts.

Paradigm's revenue run-rate is attributable to various factors, including the size and number of projects for existing and new clients. For the quarter ended June 30, 2007, contracts with the federal government and contracts with prime contractors of the federal government accounted for 99% of our revenues. During that same period, our two largest clients, both agencies within the federal government, generated approximately 62% of our revenue. Most of the Company’s engagements retain full responsibility for the end-client relationship and direct and manage the activities of the contract staff.

PSC utilized the Small Business Administration ("SBA") 8(a) Business Development ("BD") Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. This program allowed PSC to build a base of business with various federal civilian agencies. As of June 30, 2007, all of the Company's remaining SBA 8(a) contracts had been re-competed. Paradigm believes it can mitigate the impact of transitioning from the 8(a) program through the acquisition of new contract vehicles and the expansion of work with current customers.

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

The following critical accounting policies require management's judgment and estimation, where such estimates have a material effect on the condensed consolidated financial statements:

•	accounting for revenue recognition

•	accounting for cost of revenue

•	accounting for goodwill and intangible assets

•	accounting for impairment of long-lived assets

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

Recent Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on the condensed consolidated financial statements are as follows:

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 157

FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements."

SCOPE OF THIS STATEMENT

This statement defines fair value, establishes a framework for a measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's statements of operations, financial position or cash flows.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 159

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."

SCOPE OF THIS STATEMENT

This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

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

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006	2007	2006	2007	2006

Revenue	$10,679	$15,502	100.0%	100.0%	$22,230	$31,375	100.0%	100.0%

Cost of Revenue	9,149	12,704	85.7	82.0	19,224	25,646	86.5	81.7

Gross Margin	1,530	2,798	14.3	18.0	3,006	5,729	13.5	18.3

Selling, General & Administrative	1,682	1,895	15.7	12.2	3,115	3,953	14.0	12.6

(Loss) income from operations	(152)	903	(1.4)	5.8	(109)	1,776	(0.5)	5.7

Other expense	(365)	(124)	(3.4)	(0.8)	(569)	(222)	(2.6)	(0.7)

(Benefit) provision for
income taxes	(196)	302	(1.8)	1.9	(255)	600	(1.2)	1.9

(Loss) income from continuing
operations	(321)	477	(3.0)	3.1	(423)	954	(1.9)	3.1

Net (loss) income	$(321)	$(36)	(3.0%)	(0.2%)	$(532)	$220	(2.4%)	0.7%

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Federal Service Contracts	$6,050	$11,539	56.6%	74.4%	$12,778	$23,472	57.5%	74.8%

Federal Repair & Maintenance
Contracts	4,526	3,963	42.4	25.6	9,349	7,903	42.0	25.2

Commercial Contracts	103	—	1.0	—	103	—	0.5	—

Total Revenue	$10,679	$15,502	100.0%	100.0%	$22,230	$31,375	100.0%	100.0%

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue. For the three months ended June 30, 2007, revenue decreased 31.1% to $10.7 million from $15.5 million for the same period in 2006. The decrease in revenue is attributable to a decrease in our federal service contracts business of $5.5 million. The decrease in service business was partially off-set by an increase of $0.6 million in the federal repair and maintenance business. The decrease in service business is attributable to the completion of four of our federal contracts, which were not renewed subsequent to the quarter ended June 30, 2006. The increase in maintenance business is attributable to higher revenue on the Company's primary maintenance contract. The Company completed the renewal process for each of its remaining contracts and expects its current, lower revenue, run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended June 30, 2007, cost of revenue decreased by 28.3% to $9.1 million from $12.7 million for the same period in 2006. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 85.7% for the three months ended June 30, 2007 as compared to 82.0% for the same period in 2006. The increase in cost as a percentage of revenue was primarily due to severance paid to employees who worked on the completed federal service contracts discussed above during the quarter ended June 30, 2007 which were not off-set by additional operating expense reductions during the quarter.

Gross Margin. For the three months ended June 30, 2007, gross margin decreased 45.3% to $1.5 million from $2.8 million for the same period in 2006. Gross margin as a percentage of revenue decreased to 14.3% for the three months ended June 30, 2007 from 18.0% for the same period in 2006. Gross margin as a percentage of revenue decreased due to lower services revenue and increased operating expenses. Gross margin as it relates to the service contracts decreased 63.6% to $0.8 million from $2.2 million for the same period in 2006. The decrease in services gross margin is due to the decrease in revenue and increased operating expenses, including wind down costs from one of the Company's firm fixed price contracts and severance costs, discussed above. Gross margin, as it relates to the maintenance contracts, increased by 6.1% to $622 thousand from $586 thousand for the same period in 2006. The increase in maintenance gross margin is directly attributable to the increase in revenue.

Selling, General & Administrative Expenses. For the three months ended June 30, 2007, selling, general and administrative ("SG&A") expenses decreased 11.2% to $1.7 million from $1.9 million for the same period in 2006. The decrease in SG&A expense was due to decreased compensation expense of $0.1 million associated with reductions in employees and cost savings in other SG&A expenses of $0.1 million as the Company controlled SG&A related expenses to balance the impact resulting from decreased revenue. Management will continue monitoring SG&A expenses in 2007. As a percentage of revenue, SG&A expenses increased to 15.7% from 12.2% for the same period in 2006. The increase in SG&A as a percentage of revenue was primarily attributable to the decrease in revenue.

Other Expense. For the three months ended June 30, 2007, other expense increased to $365 thousand from $124 thousand for the same period in 2006. As a percentage of revenue, other expense increased to 3.4% for the three months ended June 30, 2007 from 0.8% for the same period in 2006. The increase in other expense was primarily attributable to higher interest rates and increased reliance on borrowings from our line of credit facility with Silicon Valley Bank to fund general operations and interest expense on the note payable issued in exchange for the Trinity acquisition. The line of credit facility with Silicon Valley Bank has a larger borrowing base with a higher interest rate. The interest rates charged by Silicon Valley Bank ranged from 10.75% to 13.25% at June 30, 2007. The interest rate charged by Chevy Chase Bank was 8.35% at June 30, 2006.

Income Taxes. For the three months ended June 30, 2007, income tax decreased to an income tax benefit of $196 thousand from an income tax expense of $302 thousand for the same period in 2006. The decrease in income taxes was primarily attributable to a pre-tax loss for the three months ended June 30, 2007 compared to a pre-tax income for the same period in 2006. Management believes the entire $196 thousand of income tax benefit will be realizable as the Company has sufficient taxable income from prior years to utilize the tax benefit for the three months ended June 30, 2007.

Net Income. For the three months ended June 30, 2007, net loss was $321 thousand. For the three months ended June 30, 2006, net loss was $36 thousand which included an after-tax loss of $513 thousand from the discontinued operations.

For the three months ended June 30, 2007, net loss from continuing operations decreased to $321 thousand from an income of $477 thousand for the same period in 2006. The net loss was due to decreases in gross margin as discussed above, which was partially off-set by lower SG&A expenses.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue. For the six months ended June 30, 2007, revenue decreased 29.1% to $22.2 million from $31.4 million for the same period in 2006. The decrease in revenue is attributable to a decrease in our federal service contracts business of $10.7 million. The decrease in service business was partially off-set by an increase of $1.4 million in the federal repair and maintenance business. The decrease in service business is attributable to the completion of four of our federal contracts, which were not renewed subsequent to the quarter ended June 30, 2006. The increase in maintenance business is attributable to higher revenue on the Company's primary maintenance contract. The Company completed the renewal process for each of its remaining contracts and expects its current, lower revenue, run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the six months ended June 30, 2007, cost of revenue decreased 25.0% to $19.2 million from $25.6 million for the same period in 2006. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 86.5% for the six months ended June 30, 2007 as compared to 81.7% for the same period in 2006. The increase in cost as a percentage of revenue was primarily due to severance paid to employees who worked on the completed federal service contracts discussed above during the six months ended June 30, 2007 which were not off-set by additional operating expense reductions during the quarter.

Gross Margin. For the six months ended June 30, 2007, gross margin decreased 47.5% to $3.0 million from $5.7 million for the same period in 2006. Gross margin as a percentage of revenue decreased to 13.5% for the six months ended June 30, 2007 from 18.3% for the same period in 2006. Gross margin as a percentage of revenue decreased due to lower services revenue and increased operating expenses. Gross margin as it relates to the service contracts decreased 80.2% to $1.0 million from $4.8 million for the same period in 2006. The decrease in services gross margin is due to the decrease in revenue and increased operating expenses, including wind down costs from one of the Company's firm fixed price contracts and severance costs, discussed above. Gross margin, as it relates to the maintenance contracts, increased 109.1% to $2.0 million from $0.9 million for the same period in 2006. The increase in maintenance gross margin is directly attributable to the increase in revenue.

Selling, General & Administrative Expenses. For the six months ended June 30, 2007, SG&A expenses decreased 21.2% to $3.1 million from $4.0 million for the same period in 2006. The decrease in SG&A expense was due to decreased compensation expense of $0.5 million associated with reductions in employees, $0.2 million of professional services incurred in the first six months of 2006 but not repeated for the same period in 2007 and cost savings in other SG&A expenses of $0.2 million as the Company controlled SG&A related expenses to balance the impact resulting from decreased revenue. Management will continue monitoring SG&A expenses in 2007. As a percentage of revenue, SG&A expenses increased to 14.0% from 12.6% for the same period in 2006. The increase in SG&A as a percentage of revenue was primarily attributable to the decrease in revenue.

Other Expense. For the six months ended June 30, 2007, other expense increased to $569 thousand from $222 thousand for the same period in 2006. As a percentage of revenue, other expense increased to 2.6% for the six months ended June 30, 2007 from 0.7% for the same period in 2006. The increase in other expense was primarily attributable to higher interest rates and increased reliance on borrowings from our line of credit facility with Chevy Chase Bank, prior to March 23, 2007, and Silicon Valley Bank, after March 23, 2007, to fund general operations including the Commercial business, the discontinued operations and interest expense on the note payable issued in exchange for the Trinity acquisition. The line of credit facility with Silicon Valley Bank has a larger borrowing base with a higher interest rate. The interest rates charged by Silicon Valley Bank ranged from 10.75% to 13.25% at June 30, 2007. The interest rate charged by Chevy Chase Bank was 8.35% at June 30, 2006.

Income Taxes. For the six months ended June 30, 2007, income tax decreased to an income tax benefit of $255 thousand from an income tax expense of $600 thousand for the same period in 2006. The decrease in income taxes was primarily attributable to a pre-tax loss for the six months ended June 30, 2007 compared to a pre-tax income for the same period in 2006. The Company's discontinued operations had an income tax benefit of $118 thousand from the operations of discontinued component and an income tax expense of $405 thousand on sale of the discontinued operations for the six months ended June 30, 2007 compared to an income tax benefit of $462 thousand for the same period in 2006. Management believes the entire $255 thousand of income tax benefit will be realizable as the Company has sufficient taxable income from prior years to utilize the tax benefit for the six months ended June 30, 2007.

Net Income. For the six months ended June 30, 2007, net loss was $532 thousand which included an after-tax loss of $187 thousand from the operations of discontinued component and an after-tax gain of $78 thousand on sale of the discontinued operations, the Commercial business. For the six months ended June 30, 2006, net income was $220 thousand which included an after-tax loss of $734 thousand from the discontinued operations.

For the six months ended June 30, 2007, net loss from continuing operations decreased to $423 thousand from an income of $954 thousand for the same period in 2006. The net loss was due to decreases in gross margin as discussed above, which was partially off-set by lower SG&A expenses.

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

For the six months ended June 30, 2007, the Company generated $0.5 million in cash and cash equivalents versus $0.9 million in cash used for the same period in 2006. For the six months ended June 30, 2007, the Company funded its discontinued operations with cash flow from financing activities of $0.7 million versus $0.6 million for the same period in 2006.

Cash flow from operating activities provided by continuing operations was $3.2 million for the six months ended June 30, 2007 compared to $0.5 million of cash used for the same period in 2006. Cash flow from operating activities used by discontinued operations was $0.7 million for the six months ended June 30, 2007 compared to $0.5 million for the same period in 2006. Cash flow from operating activities from continuing operations increased primarily due to a decrease in accounts receivable. As of June 30, 2007, the Company had cash on hand of $0.9 million.

Net loss was $532 thousand for the six months ended June 30, 2007 as compared to net income of $220 thousand for the same period in 2006. The net loss was primarily due to the after-tax net loss of $423 thousand from continuing operations and the after-tax net loss of $187 thousand from the discontinued operations which was off-set by the after-tax gain of $78 thousand on the sale of the discontinued operations.

Accounts receivable decreased by $6.5 million for the six months ended June 30, 2007 as compared to an increase of $1.0 million for the same period in 2006. The decrease in accounts receivable for 2007 is reflective of decreased revenue, more focused billings and collection efforts with our customers including progress made toward billing and collecting the receivables from the Company’s firm fixed price contract. The increase in the accounts receivable balance for 2006 is attributable to continued delays in the collection of civilian agency customer invoices.

Accounts payable decreased by $1.4 million for the six months ended June 30, 2007 versus a decrease of $0.4 million for the same period in 2006. The decrease during the six months ended June 30, 2007 is reflective of decreased cost of revenue and the timing of vendor invoices at end of the period. The decrease during the six months ended June 30, 2006 was due to the timing of vendor invoices at end of the period.

Accrued salaries and related liabilities decreased by $1.1 million for the six months ended June 30, 2007 versus an increase of $0.2 million for the same period in 2006. The decrease in accrued salaries and related liabilities balance for 2007 is primary attributable to reductions in employees. The Company had 174 personnel at June 30, 2007 as compared to 288 personnel at December 31, 2006.

Expected loss on contract decreased by $0.6 million for the six months ended June 30, 2007 as compared to zero for the same period in 2006. The decrease in expected loss on contract balance for 2007 is due to the Company incurring the costs during the quarter related to the contract which were accrued on the Company's firm fixed price federal service contracts in 2006.

Net cash provided by investing activities from continuing operations was $170 thousand for the six months ended June 30, 2007 as compared to $73 thousand in cash used for the same period in 2006. Cash provided by investing activities from continuing operations in 2007 was primarily due to the net cash acquired from acquisition of Trinity on April 9, 2007. Cash used by investing activities from continuing operations in 2006 was due to purchases of property and equipment. Net cash used by investing activities from discontinued operations was $34 thousand for the six months ended June 30, 2007 as compared to $136 thousand for the same period in 2006. Cash used by investing activities from discontinued operations in 2007 was due to purchases of property and equipment. Cash used by investing activities from discontinued operations in 2006 was primarily a result of the capitalization of software development costs associated with the Company's OpsPlanner software solution.

Net cash used by financing activities from continuing operations was $2.9 million for the six months ended June 30, 2007 compared to $0.4 million for the same period in 2006. The increase in cash used is due to payments on the line of credit and the $0.5 million payment on the note payable - promissory note. Net cash provided by financing activities from discontinued operations was $0.7 million for the six months ended June 30, 2007 compared to $0.6 million for the same period in 2006. Net cash provided for 2007 and 2006 is due to funding the Company provided to the discontinued operations from the Company's line of credit which were used to fund operating and investing activities of the discontinued operations.

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company's collateral. The Loan and Security Agreement became effective March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company was in compliance with the EBITDA covenant requirements as of June 30, 2007. The Company had sufficient cash on hand to cover other liabilities and had $3.1 million additional availability on its revolving line of credit with Silicon Valley Bank at June 30, 2007. The interest rates charged by Silicon Valley Bank ranged from 10.75% to 13.25% at June 30, 2007.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of June 30, 2007, no events of default had occurred.

The Company terminated its revolving line of credit facility with Chevy Chase Bank when this agreement was activated and paid off the outstanding balance on March 23, 2007.

In the event the Company requires additional funds, whether for acquisitions or otherwise, the Company may seek additional equity or debt financing. Such financing may not be available to it on terms that are acceptable to it, if at all, and any equity financing may be dilutive to its stockholders. To the extent that the Company obtains additional debt financing, its debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on its operations, require it to comply with additional financial covenants or require it to pledge assets to secure its borrowings. As of June 30, 2007, the Company had a stockholders' equity deficit of $0.3 million due to an accumulated deficit generated by the Company's Commercial business which was divested on February 28, 2007. As of June 30, 2007, current liabilities exceeded current assets by $2.4 million. As of July 31, 2007, the Company collected a significant amount of accounts receivable and completed the private placement of convertible preferred stock which improved current assets by $2.4 million. The Company financed the acquisition of Trinity IMS, Inc. on April 9, 2007 through the use of its existing credit facility with Silicon Valley Bank and a note payable to the shareholders of Trinity IMS, Inc. In the event, the Company requires additional funds for Trinity IMS, Inc. or to pay back the note payable, the Company may seek additional equity or debt financing.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to change in interest rates for borrowing under its revolving credit facility. At June 30, 2007, the Company had $6.4 million outstanding under its two year revolving credit facility with Silicon Valley Bank that is subject to a variable interest rate. The revolving credit facility bears interest based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the Loan and Security Agreement. If the Company's variable interest rate was to increase or decrease by 100 basis points, respectively, annual interest expense based on the 2007 average level of borrowing would have been higher or lower by approximately $65,000.

The Company does not use derivative financial instruments for speculative or trading purposes. It invests its excess cash in short-term, investment grade, interest-bearing securities.

ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended June 30, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30 2007, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company concluded that its disclosure controls and procedures were not effective as of June 30, 2007 as a result of not completing the remediation plan outlined during the quarter ended March 31, 2007. During August 2007, the Company hired a corporate controller, and believes the addition of staff will help to improve its disclosure controls and procedures for the third quarter and remediate the previously disclosed material weakness.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

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

Individual	Title	Number of Shares of Common Stock	Fair Value	Vesting/Expiration Date
Peter B. LaMontagne	President, Chief Executive Officer and Director	600,000	$480,000	January 2, 2012

Richard Sawchak	Senior Vice President and Chief Financial Officer	400,000	$320,000	January 2, 2012

Anthony Verna	Senior Vice President, Business Development and Strategy	100,000	$80,000	January 2, 2012

Francis X. Ryan	Director	100,000	$80,000	January 2, 2012

John A. Moore	Director	100,000	$80,000	January 2, 2012

Edwin M. Avery	Director	100,000	$80,000	January 2, 2012

The restricted shares were issued from the Company's 2006 Stock Incentive Plan with the intent of providing a longer-term employment retention mechanism to key management and board members. The restricted shares will vest on January 2, 2012 and have no interim vesting periods.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of the close of business on May 3, 2007 corporate actions of the Company were taken pursuant to the consents or authorizations of principal shareholders to approve an amendment to the Company’s Articles of Incorporation to authorize 10,000,000 shares of preferred stock and to elect five persons to serve as directors until the 2008 annual meeting of shareholders. An Information Statement containing information about the corporate actions was mailed to shareholders on or about June 26, 2007.

The following table states the votes cast for or withheld with respect to the amendment to the Company’s Articles of Incorporation.
FOR	WITHHELD	NON-VOTE
13,944,719	—	—

The following table states the votes cast for or withheld with respect to the election of directors.

DIRECTOR NAME	FOR	WITHHELD	NON-VOTE
Raymond A. Huger	13,944,719	—	—
Francis X. Ryan	13,944,719	—	—
John A. Moore	13,944,719	—	—
Edwin M. Avery	13,944,719	—	—
Peter B. LaMontagne	13,944,719	—	—

The shares related to the votes cast in favor of the corporate actions listed above comprised approximately 73% of the total common shares outstanding as of the record date.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10.1	Notice of Grant of Restricted Stock Award, dated	Incorporated by reference to Exhibits 99s of the
	May 3, 2007, by and between the Company and the executive officers and board of directors	Registrant's Current Report on Form 8-K as filed with the Commission on May 9, 2007

10.2	Purchase Agreement, dated June 6, 2007, by and	Incorporated by reference to Exhibit 99.1 of the
	among Paradigm Holdings Inc., Caldwell Technology Solutions, LLC and the members of Caldwell Technology Solutions, LLC	Registrant's Current Report on Form 8-K as filed with the Commission on June 12, 2007

10.3	Executive Employment Agreement, dated July 2, 2007, by and between Paradigm Holdings Inc. and Sam Caldwell	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on July 6, 2007

10.4	Certificate of Designation for Series A Preferred	Incorporated by reference to Exhibits 99s of the
	Stock and Form of Warrant issued to investors	Registrant’s Current Report on Form 8-K as filed
with the Commission on July 31, 2007

31.1	Certification of CEO pursuant to Rule 13a-14(a)/	Provided herewith
15d-14(a), as adopted pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/	Provided herewith
15d-14(a), as adopted pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section	Provided herewith
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section	Provided herewith
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC. (Registrant)

By: /S/ Peter B. LaMontagne	By: /S/ RICHARD SAWCHAK
Peter B. LaMontagne	Richard Sawchak
Chief Executive Officer	Chief Financial Officer

Date: August 10, 2007