Form 10-K/A
period 2006-12-31
Paradigm Holdings, Inc
filed 2007-08-24
CIK 313353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1

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

                                Explanatory Note

Paradigm Holdings, Inc. is filing this Amendment No. 1 ("the Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities Exchange Commission on April 17, 2007 ("the original Filing") solely for the purpose of correcting typographical errors on the Report of Independent Registered Public Accounting Firm under Item 15 and Exhibits 23.1 and 23.2. This Amendment contains the complete text of the Original Filing. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

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


/s/ BDO Seidman, LLP

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