Form 10-Q
period 2007-09-30
Paradigm Holdings, Inc
filed 2007-11-14
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

Shares of common stock outstanding on October 31, 2007 were 20,419,871.

CERTIFICATIONS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

 PART I:  FINANCIAL INFORMATION

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	9/30/2007	12/31/2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$93,683	$371,176
Accounts receivable - contracts, net	7,335,277	15,768,449
Prepaid expenses	527,764	745,140
Prepaid corporate income taxes	212,200	215,044
Other current assets	4,180	25,903
Current assets of discontinued operations	—	1,594,141
Total current assets	8,173,104	18,719,853
Property and equipment, net	477,726	593,311
Goodwill	3,510,710	—
Intangible assets, net	1,678,000	—
Other non-current assets	204,049	233,414
Total Assets	$14,043,589	$19,546,578
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	$798,069	$2,464,022
Note payable - line of credit	3,347,019	5,559,649
Capital leases payable, current portion	32,277	32,837
Accounts payable and accrued expenses	4,155,032	5,619,834
Accrued salaries and related liabilities	1,560,813	2,137,002
Expected loss on contract	—	613,742
Deferred income taxes	106,566	72,259
Other current liabilities	163,024	530,165
Current liabilities of discontinued operations	—	616,889
Total current liabilities	10,162,800	17,646,399
Long-term liabilities
Note payable - promissory note	2,000,000	—
Capital leases payable, net of current portion	8,661	32,320
Deferred income taxes, net of current portion	318,963	—
Other non-current liabilities	251,506	212,627
Total liabilities	12,741,930	17,891,346
Commitments and contingencies
Stockholders’ equity
Common stock - $.01 par value, 50,000,000 shares authorized,
19,019,871 shares and 20,795,152 shares issued and outstanding as of
September 30, 2007 and December 31, 2006, respectively	190,199	207,951
Convertible preferred stock - $.01 par value, 10,000,000 shares authorized, 1,800 shares issued and outstanding as of September 30, 2007	18	—
Additional paid-in capital	2,556,016	2,106,641
Accumulated deficit	(1,444,574)	(659,360)
Total stockholders’ equity	1,301,659	1,655,232
Total liabilities and stockholders’ equity	$14,043,589	$19,546,578

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Contract Revenue
Service contracts	$6,507,413	$10,375,576	$19,388,586	$33,849,253
Repair and maintenance contracts	4,607,003	3,588,557	13,955,470	11,491,569
Total contract revenue	11,114,416	13,964,133	33,344,056	45,340,822
Cost of revenue
Service contracts	5,241,905	9,372,086	17,067,606	28,037,177
Repair and maintenance contracts	3,775,008	3,205,251	11,173,179	10,175,066
Total cost of revenue	9,016,913	12,577,337	28,240,785	38,212,243
Gross margin	2,097,503	1,386,796	5,103,271	7,128,579
Selling, general and administrative	1,971,250	1,892,069	5,086,271	5,843,407
Income (loss) from operations	126,253	(505,273)	17,000	1,285,172
Other (expense) income
Interest expense, net	(401,672)	(114,975)	(964,052)	(351,830)
Other income (expense)	48	342	(6,870)	3,658
Total other expense	(401,624)	(114,633)	(970,922)	(348,172)
(Loss) income from continuing operations
before income taxes	(275,371)	(619,906)	(953,922)	937,000
(Benefit) provision for income taxes	(22,406)	(124,443)	(277,296)	476,809
(Loss) income from continuing operations	(252,965)	(495,463)	(676,626)	460,191
Loss from operations of discontinued
component, net of income tax benefits	—	(2,461,095)	(186,804)	(3,196,775)
Gain on sale of discontinued operations,
net of income taxes	—	—	78,216	—
Loss from discontinued operations,
net of income taxes	—	(2,461,095)	(108,588)	(3,196,775)
Net loss	$(252,965)	$(2,956,558)	$(785,214)	$(2,736,584)
Dividends on preferred stock	30,000	—	30,000	—
Net loss attributable to common shareholders	$(282,965)	$(2,956,558)	$(815,214)	$(2,736,584)

Weighted average number of common shares:
Basic	19,019,871	20,535,893	19,414,378	20,514,288
Diluted	19,019,871	20,535,893	19,414,378	20,638,372

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.01)	$(0.02)	$(0.03)	$0.02
Loss from discontinued operations	$—	$(0.12)	$(0.01)	$(0.15)
Net loss	$(0.01)	$(0.14)	$(0.04)	$(0.13)

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.01)	$(0.02)	$(0.03)	$0.02
Loss from discontinued operations	$—	$(0.12)	$(0.01)	$(0.15)
Net loss	$(0.01)	$(0.14)	$(0.04)	$(0.13)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(785,214)	$(2,736,584)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued component, net of income tax benefits	186,804	3,196,775
Gain on sale of discontinued operations, net of income taxes	(78,216)	—
Share-based compensation	311,640	223,387
Depreciation and amortization	355,388	292,991
Bad debt expense	(7,661)	10,025
Loss on disposal of property and equipment	38,156	—
Deferred income taxes	(158,015)	(459,731)
(Increase) Decrease in
Accounts receivable - contracts, net	9,727,159	1,125,545
Prepaid expenses	232,037	183,887
Prepaid corporate income taxes	2,844	(596,799)
Other current assets	69,723	94,405
Other non-current assets	(2,653)	(61,728)
(Decrease) Increase in
Accounts payable and accrued expenses	(1,841,602)	656,310
Accrued salaries and related liabilities	(1,511,896)	(131,093)
Expected loss on contract	(613,742)	963,742
Income taxes payable	(146,229)	—
Other current liabilities	(387,423)	16,243
Other non-current liabilities	(3,565)	71,688
Net cash provided by operating activities from continuing operations	5,387,535	2,849,063
Net cash used in operating activities from discontinued operations	(677,311)	(940,601)
Net cash provided by operating activities	4,710,224	1,908,462
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisitions, net of cash assumed	(561,460)	—
Purchase of property and equipment	(17,937)	(102,172)
Net cash used in investing activities from continuing operations	(579,397)	(102,172)
Net cash used in investing activities from discontinued operations	(34,025)	(136,087)
Net cash used in investing activities	(613,422)	(238,259)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,665,953)	(2,245,814)
Payments on capital leases	(24,219)	(20,244)
Payment on note payable - promissory note	(2,000,000)	—
Proceeds from issuance of preferred stock	1,730,000	—
Proceeds from line of credit	61,451,724	39,835,721
Payments on line of credit	(64,577,183)	(41,063,582)
Net cash used in financing activities from continuing operations	(5,085,631)	(3,493,919)
Net cash provided by proceeds from line of credit to finance discontinued operations	711,336	1,076,688
Net cash used in financing activities	(4,374,295)	(2,417,231)
Net (decrease) in cash and cash equivalents	(277,493)	(747,028)
Cash and equivalents, beginning of period	371,176	943,017
Cash and cash equivalents, end of period	$93,683	$195,989

For the nine months ended September 30,	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing activities:
Non-cash sale price of commercial business	$1,580,000	$—
Issuance of note payable - promissory note for business acquired	$4,000,000	$—
Equipment purchased under capital lease	$—	$10,637
Cash paid for income taxes	$288,110	$816,612
Cash paid for interest	$925,149	$346,959

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Paradigm Holdings, Inc. (the "Company") is the parent of the wholly owned subsidiaries, Paradigm Solutions Corp., Trinity IMS, Inc. (“Trinity”) and Caldwell Technology Solutions, LLC (“CTS”). Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the "SEC") for additional information on the corporate structure.

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

Certain reclassifications have been made to the Condensed Consolidated Financial Statements of the Company for all prior periods presented to conform to the presentation for current periods. Certain of these reclassifications reflect the discontinued operations of the commercial business as presented on the Company's Consolidated Financial Statements.

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

Cost-Plus Reimbursement (“CP”). Under CP contracts, revenue is recognized as costs are incurred and include an estimate of applicable fees earned. For award based fees under CP contracts, the Company recognizes the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated and collection is reasonably assured based on factors such as prior award experience and communications with the client regarding performance.

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

•
Under FFP contracts, revenue is generally recognized subject to the provision of the SEC Staff Accounting Bulletin No. 104, Revenue Recognition. For those contracts that are within the scope of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type contracts, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting and revenue is recognized separately in accordance with the Company's revenue recognition policy for each element. Further, if an arrangement requires the delivery or performance of multiple deliveries or elements under a bundled sale, the Company determines whether the individual elements represent "separate units of accounting" under the requirements of Emerging Issues Task Force Issue (“EITF”) No.00-21, Revenue Arrangements with Multiple Deliverables, and allocates revenue to each element based on relative fair value.

Software revenue recognition for sales of OpsPlanner is in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. Since the Company has not yet established vendor specific objective evidence of fair value for the multiple arrangements typically contained within an OpsPlanner sale, revenue from the sale of OpsPlanner is recognized ratably over the term of the contract. The OpsPlanner software was sold as part of the sale of the commercial business on February 28, 2007. Effective March 1, 2007, the Company is a reseller of the OpsPlanner software.

In certain contracts, revenue includes third-party hardware and software purchased on behalf of clients. The level of hardware and software purchases made for clients may vary from period to period depending on specific contract and client requirements. The Company recognizes the gross revenue under EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, for certain of its contracts which contain third-party products and services, because in those contracts, the Company is contractually bound to provide a complete solution which includes labor and additional services in which the Company maintains contractual, technical and delivery risks for all services and agreements provided to the customers, and the Company may be subject to financial penalties for non-delivery.

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

Deferred revenue relates to contracts for which customers pay in advance for services to be performed at a future date. The Company recognizes deferred revenue attributable to its software and maintenance contracts over the related service periods.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible with indefinite lives are not amortized, but instead are tested for impairment at least annually. SFAS No. 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Associated with the Trinity and CTS acquisitions, the Company recorded $3.5 million goodwill and $1.8 million of identifiable intangible assets related to contract backlog. The contract backlog will be amortized over their estimated useful lives of five years and is included under the caption “Intangible Assets” on the Company’s Balance Sheet.

The Company conducts a review for impairment of goodwill and intangible assets annually in the fourth quarter. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination.

Share-based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective method. Option awards granted after January 1, 2006 are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations was $136 thousand and $205 thousand for the three months ended September 30, 2007 and 2006, and $312 thousand and $223 thousand for the nine months ended September 30, 2007 and 2006, including the expense recognized for the restricted common stock issued on May 3, 2007.

The following assumptions were used for option grants for the nine months ended September 30, 2007 and 2006:

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

Expected Term of the Options - This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on an estimated average life of the options granted. Due to the lack of historical information, the Company estimated the expected life of six years for options granted using the safe harbor criteria of SEC Staff Accounting Bulletin No. 107, Share-Based Payments.

The fair value of the common stock issued is based on the fair market value of the stock on the date of the award. The fair value of options granted during the nine months ended September 30, 2007 and 2006 was estimated on the date of the grant with the following assumptions:

	2007	2006
Dividend yield	None	None
Risk-free interest rate	4.77 - 5.16%	5.16%
Expected volatility	103.4 - 108.8%	53.6%
Expected term of options	6 years	6 years

The Company estimates the percentage of options granted that are expected to be forfeited or canceled on an annual basis before stock options become fully vested. The Company uses the forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve month period based on projected levels of operations and headcount levels at various classification levels with the Company. A forfeiture rate of 3% was used for the options granted during the nine months ended September 30, 2007 which has immaterial impact on the share-based compensation for the quarter. The Company will evaluate the forfeiture rate and its impact on the share-based compensation at year-end. A forfeiture rate of zero was used for the restricted common stock issued to certain individuals as further described in Note 12 as the restricted common stock was issued with the intent of providing a longer-term employment retention mechanism to key management and board members.

Major Customers

All of the Company's revenue is from work performed for U.S. Federal civilian agencies of which 58% and 81% of total revenue were generated from two and four major customers during the three months ended September 30, 2007 and 2006, respectively. Total revenue generated from two and four major customers during the nine months ended September 30, 2007 and 2006 was 60% and 77%, respectively. The Company's accounts receivable related to the two major customers was 56% of total accounts receivable at September 30, 2007. The Company's accounts receivable related to the four major customers was 78% of total accounts receivable at December 31, 2006. The Company defines major customer by agencies within the federal government.

A majority of the Company's customer concentration is in the Mid-Atlantic states of the United States.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for a measuring fair value in GAAP and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

2. DISCONTIUNED OPERATIONS

On September 22, 2006, the Company established an independent committee of its Board of Directors to evaluate strategic alternatives with regard to the Company's commercial business activities, including the potential divestiture of the commercial business. The Company defines the commercial business as all of the outstanding capital stock of Paradigm Solutions International ("PSI"), which included all of the capital stock of Blair Technology Group, a wholly-owned subsidiary of PSI, and certain assets associated with the OpsPlanner software tool. The decision to divest was made during the fourth quarter of 2006 following the completion of the independent committee's evaluation of strategic alternatives. The Company classified the commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of SFAS No. 144 in the fourth quarter. The divestiture supports the Company's efforts to refocus Paradigm on its core information technology services business supporting the Federal government.

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

The following tables summarize selected financial information related to the operating results and financial position of the commercial business. There were no assets and liabilities held for sale as of September 30, 2007 since the commercial business was sold on February 28, 2007.

Three months ended September 30,	2007	2006
Revenue	$—	$527,833
Loss before income tax benefits	$—	$(692,103)
Income tax benefits	$—	$(267,290)
Share-based compensation expense	$—	$135,137
Impairment loss	—	1,901,145
Loss from operations of discontinued component, net of
income tax benefits	$—	$(2,461,095)

Nine months ended September 30,	2007	2006
Revenue	$279,604	$1,927,113
Loss before income tax benefits	$(304,340)	$(1,890,669)
Income tax benefits	$(117,536)	$(730,176)
Share-based compensation expense	$—	$135,137
Impairment loss	—	1,901,145)
Loss from operations of discontinued component, net of
income tax benefits	$(186,804)	$(3,196,775)

The assets and liabilities are as follows:

Dec. 31, 2006
ASSETS
Accounts receivable(1)	$467,156
Prepaid expenses	42,005
Net property and equipment	123,796
Capitalized software, net	91,410
Intangible assets, net(2)	173,856
Goodwill	683,814
Other	12,104

Total current assets of discontinued operations	$1,594,141

LIABILITIES
Accounts payable and accrued expenses	$156,198
Deferred revenue	222,730
Payroll and payroll related liabilities	129,646
Deferred income taxes, net	108,315

Total liabilities of discontinued operations	$616,889

(1) There was no allowance for doubtful accounts at December 31, 2006.

(2) Intangible assets are as follows:

	December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	$97,903	$(97,903)	$—
Customer relationships	260,771	(86,915)	173,856

Total	$358,674	$(184,818)	$173,856

The intangible assets have no residual value at the end of their useful lives. Amortization expense recorded in net loss from discontinued operations in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September, 2007 and 2006 was $0 and $21,928 and $0 and $91,118, respectively.

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

3. ACQUISITIONS

Trinity Acquisition

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the "Trinity Stock Purchase Agreement") by and among the Company, Trinity, a Nevada corporation and the shareholders of Trinity (the "Shareholders"). On April 9, 2007, the Company completed the acquisition of Trinity for $4 million, pursuant to the Trinity Stock Purchase Agreement executed on January 29, 2007 by and among the Company, Trinity and the Shareholders. Pursuant to the terms and conditions set forth in the Trinity Stock Purchase Agreement, the Company purchased from the Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity became a wholly-owned subsidiary of the Company in exchange for a $4 million promissory note issued to the Shareholders as further described in Note 9. In addition, under certain conditions as set forth in the Trinity Stock Purchase Agreement, the Shareholders will be eligible for incentive bonuses for winning new contracts for Trinity.

The results of Trinity’s operations have been included in the condensed consolidated financial statements since the date of acquisition. Trinity provides specialized information assurance and cyber forensics support services to the federal government, primarily the U.S. Department of State. Trinity's focus on cyber forensics and information assurance services in support of the U.S. Department of State complements the Company's strategic plan to expand its information technology solutions into the national security marketplace. Trinity provides the Company with access to key customers, security clearances and technical expertise.

The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141, "Business Combinations." The excess of the purchase price over assets acquired and liabilities assumed of $3.1 million was allocated to goodwill which is not deductible for income tax purposes. Identifiable intangible assets associated with contract backlog totaling $1.0 million, which is not deductible for income tax purposes, are being amortized over their estimated useful lives of five years using the straight-line method.

The total purchase price paid, including $70,909 of direct costs, has been preliminarily allocated as follows:

Cash	$196,390
Accounts receivable - contracts, net	665,894
Other current assets	59,808
Property, plant & equipment	85,039
Other assets	25,592
Intangible assets	1,000,000
Goodwill	3,100,506
Total assets	5,133,229

Current liabilities	(464,180)
Non-current liabilities	(28,496)
Deferred income tax	(569,644)
Total liabilities	(1,062,320)

Total consideration	$4,070,909

Caldwell Acquisition

On June 6, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, Caldwell Technology Solutions, LLC, a Maryland limited liability company (“CTS”) and the members of CTS (the “Members”). Pursuant to the terms and conditions set forth in the Purchase Agreement, the Company purchased from the Members, all of the issued and outstanding membership units of CTS and CTS became a wholly-owned subsidiary of the Company in exchange for the following consideration:

•	payment to the Members of $75,000 in cash;

•	assumption by the Company of CTS's federal tax liabilities and debt in an amount not to exceed an aggregate amount equal to $860,000; and

•
payment by the Company of the transaction costs incurred by CTS's accountants and Madison
Capital Markets, LLC., in connection with the transactions contemplated in the Purchase Agreement in amounts not to exceed $45,000 and $180,000, respectively.

In addition, under certain conditions as set forth in the Purchase Agreement, the Members will be eligible for earn-out compensation of up to $2,540,000 for achieving certain revenue and pre-tax income goals during the twelve months following the closing of the transaction. Based on the guidance from SFAS No. 141, Business Combinations, and EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchased Business Combination, this contingent arrangement should be treated as additional purchase price and increase goodwill when the outcome of the contingency is determinable beyond a reasonable doubt.

On July 2, 2007, the Company, CTS and the Members completed the transactions contemplated in the CTS Stock Purchase Agreement.

The results of CTS’ operations have been included in the condensed consolidated financial statements since the date of acquisition. CTS specializes in advanced information technology solutions in support of National Security programs within the Intelligence Community. CTS provides the Company with access to key customers, security clearances and technical expertise.

The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141, Business Combinations. The excess of the purchase price over assets acquired and liabilities assumed was allocated to goodwill which is deductible for income tax purposes. Identifiable intangible assets associated with contract backlog totaling $0.8 million, which is also deductible for income tax purpose, are being amortized over their estimated useful lives of five years using the straight-line method.

The total purchase price paid, including $12,108 of direct costs, has been preliminarily allocated as follows:

Cash	$(7,862)
Accounts receivable - contracts, net	620,432
Property, plant & equipment	42,982
Other assets	3,604
Intangible assets	810,000
Goodwill	410,204
Total assets	1,879,360

Current liabilities	(1,592,629)
Non-current liabilities	(19,623)
Total liabilities	(1,612,252)

Total consideration	$267,108

The unaudited pro forma information provided below has been prepared to reflect the acquisition of Trinity and CTS by the Company as if the acquisition occurred on January 1, 2006. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of future consolidated results of operations or financial position:

	Three Months Ended		Nine Months Ended
(Unaudited)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Contract revenue	$11,114,415	$15,300,494	$36,271,088	$50,048,312
Loss from continuing operations	$(252,965)	$(682,527)	$(1,019,012)	$233,554
Basic income from continuing operation
per common share	$(0.01)	$(0.03)	$(0.05)	$0.01
Diluted income from continuing operations
per common share	$(0.01)	$(0.03)	$(0.05)	$0.01

For the three and nine month periods ended September 30, 2007, the Company determined the pro forma information in the table provided above by aggregating the financial information for the Company and for Trinity and CTS for the respective periods, along with adjustments for amortization of intangible assets, incremental compensation expense related to an employment contract issued in connection with the acquisition and additional interest expense to reflect the funding source used to acquire Trinity.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service for 2007. In addition to the aforementioned governmental units, accounts receivable for 2006 included the Department of Housing and Urban Development Office of Community Planning and Development and the Bureau of Alcohol, Tobacco, Firearms and Explosives. The components of accounts receivable are as follows:

	Sep. 30, 2007	Dec. 31, 2006

Billed receivables	$2,378,143	$4,453,132
Unbilled receivables	4,957,134	11,315,317

Total accounts receivable - contracts, net	$7,335,277	$15,768,449

All receivables are expected to be collected within the next twelve months and are pledged to Silicon Valley Bank (“SVB”) as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at September 30, 2007 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $54,964 and $50,000 as an allowance for doubtful accounts related to certain customers at September 30, 2007 and December 31, 2006, respectively.

5. PREPAID EXPENSES

Prepaid expenses are as follows:

	Sep. 30, 2007	Dec. 31, 2006
Prepaid insurance, rent and
software maintenance agreements	$187,055	$308,788
Contract-related prepaid expenses	—	233,465
Other prepaid expenses	340,709	202,887

Total prepaid expenses	$527,764	$745,140

6. PROPERTY & EQUIPMENT

Property & equipments are as follows:

	Sep. 30, 2007	Dec. 31, 2006

Furniture & fixtures	$127,735	$151,802
Equipment	760,915	889,530
Software	521,990	625,383
Leasehold improvement	43,194	20,577
Total property & equipment	1,453,834	1,687,292
Accumulated depreciation	(976,108)	(1,093,981)

Property & equipment, net	$477,726	$593,311

7. INTANGIBLE ASSETS

Intangible assets are as follows:

	Sep. 30, 2007	Dec. 31, 2006

Contract backlog	$1,810,000	$—
Accumulated Amortization	(132,000)	—

Net Carrying Amount	$1,678,000	$—

Associated with the Trinity and CTS acquisitions, the Company recorded $1.8 million of contract backlog. These intangible assets are amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 was $87,500 and $132,000. There was no amortization expense from continuing operations for the corresponding periods in 2006. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining three months ending December 31, 2007	$86,136
For the years ending December 31,
2008	347,273
2009	347,273
2010	347,273
2011	347,273
2012	202,772

 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	Sep. 30, 2007	Dec. 31, 2006

Accounts payable	$1,945,404	$3,127,256
Accrued expenses	2,209,628	2,492,578

Total accounts payable and accrued expenses	$4,155,032	$5,619,834

 9. DEBT

Note Payable - Line of Credit

On March 13, 2007, the Company entered into a two year Loan and Security Agreement (the "Loan and Security Agreement") with SVB that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company's collateral. The agreements became effective on March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is collateralized by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement.

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company was in compliance with the EBITDA covenant requirements as of September 30, 2007. As of September 30, 2007, the Company had outstanding revolving line of credit with SVB of $3.3 million. The Company also had a bank overdraft of $798 thousand and $1.7 million of additional availability on its revolving line of credit with SVB. The interest rates charged by SVB ranged from 10.25% to 13.25% for the three months ended September 30, 2007.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of September 30, 2007, no events of default had occurred.

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

Under the terms of the promissory note, the Company will repay the principal plus interest at the annual rate of 7.75% of the unpaid balance pursuant to the following terms:

(a) $500 thousand was required to be paid within three business days of April 9, 2007;

(b) $1.5 million (the "Second Amount") was required to be paid on June 30, 2007; and

(c) the remainder amount (the "Remainder Amount") of $2.0 million shall be paid on October 31, 2008.

The Company paid $500 thousand on April 9, 2007 and paid the Second Amount in cash on July 31, 2007. The promissory note provided for a thirty day grace period from the due date of the Second Amount due on June 30, 2007 in exchange for a fee of 5% of the amount due.

The promissory note may be voluntarily prepaid, without penalty or premium, in whole or in part, at any time and from time to time. Any prepayment must include all accrued interest on the principal being paid through the date of prepayment. The holder shall have the option to elect to receive as partial repayment of the Remainder Amount up to a maximum of $1.0 million of the principal amount of the promissory note, in the form of restricted shares of the Company's common stock, calculated based on the average closing price of the Company's common stock for the five trading days prior to the date of the issuance of the shares. Such payments of part or all of the Remainder Amount in shares of Company common stock shall be made at the election of the holder and are restricted by a vesting period equal to the earlier of: (i) 18 months from the date of the issuance of the shares or (ii) the occurrence of a change of control of the Company. Any remaining portion of the principal amount due under the promissory note shall be paid to the holder in cash.

The Company considered whether the provisions contained within the promissory note may be considered embedded derivatives as prescribed by SFAS No. 133 “Accounting for Derivatives and Hedging Activities” and concluded that the promissory note provisions did not constitute embedded derivatives.

The Company's stock price was $0.80 at September 30, 2007. If the repayment of the promissory note had occurred on September 30, 2007 and the holder had elected to accept partial repayment of $1.0 million in the Company's stock, the Company would have repaid $1.0 million in cash and issued to the holder 1,250,000 shares of the Company's common stock. The number of shares that maybe issued is variable depending on the price per share of the stock and the amount that the holder may elect to receive as repayment in the form of the Company's common stock, up to $1.0 million. The Remainder Amount obligation is fixed and determinable at $2.0 million. The form of the repayment varies depending on whether the holder opts to receive a portion of the repayment in the Company's common stock. The number of shares that could be required to be issued is not limited by the promissory note.

10. INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, the Company recognizes deferred income taxes for all temporary differences between the financial statement basis and the tax basis of assets and liabilities at currently enacted income tax rates.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN No. 48"), on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. Because of the Company's S-Corporation status for fiscal year 2003, any corporate level tax exposures would not be material to the Company for tax year ended December 31, 2003; therefore, the Company did not perform an evaluation for tax year ended December 31, 2003. The Company revoked its S-Corporation status and became a C-Corporation effective November 5, 2004.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of September 30 2007, the Company had recorded immaterial interest and penalties associated with the filing of the 2006 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes. No interest and penalties were accrued as of January 1, 2007 as a result of the adoption of FIN No. 48.

The Company recorded a current income tax benefit as of September 30, 2007 of $102 thousand. The Company expects to utilize this benefit to off-set the fourth quarter taxable income.

11. NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reported period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net (loss) income per common share has been computed in a manner consistent with that of basic net (loss) income per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net (loss) income per common share for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Basic net (loss) income per common share:
(Loss) income from continuing operations	$(252,965)	$(495,463)	$(676,626)	$460,191
Loss from discontinued operations,
net of income tax benefits	—	(2,461,095)	(108,588)	(3,196,775)

Net loss attributable to common
Stockholders	$(252,965)	$(2,956,558)	$(785,214)	$(2,736,584)

Weighted average common shares outstanding
- basic	19,019,871	20,535,893	19,414,378	20,514,288
Treasury effect of stock options	—	—	—	124,084

Total weighted average common shares
outstanding - diluted	19,019,871	20,535,893	19,414,378	20,638,372

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.01)	$(0.02)	$(0.03)	$0.02
Loss from discontinued operations	—	(0.12)	(0.01)	(0.15)

Basic net loss per common share	$(0.01)	$(0.14)	$(0.04)	$(0.13)
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.01)	$(0.02)	$(0.03)	$0.02
Loss from discontinued operations	—	(0.12)	(0.01)	(0.15)

Diluted net (loss) income per common share	$(0.01)	$(0.14)	$(0.04)	$(0.13)

Common stock equivalents of 1,135,455 and 449,065 were not included in the computation of diluted net loss per common share for the three and nine month periods ended September 30, 2007 and common stock equivalents of 117,815 were not included in the computation of diluted net loss per common share for the three month periods ended September 30, 2006, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

12. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan. A total of 2,500,000 shares of common stock are initially reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,124,000 shares of common stock which have been reserved for issuance related to stand alone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of September 30, 2007, 382,000 stock options and 1,400,000 shares of restricted common stock have been issued from the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at December 31, 2006	2,245,000	$1.81
Granted	232,000	0.83
Exercised	—	—
Canceled	(971,000)	1.70

Outstanding at September 30, 2007	1,506,000	$1.74	$7,500	8.8

Exercisable at September 30, 2007	790,667	$1.87	$—	8.3

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.80 at September 30, 2007 over the exercise price by the number of options outstanding.

 Share-based compensation expense included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 was $77 thousand and $212 thousand, respectively.

The fair value of the options granted in fiscals 2007 and 2006 was $162 thousand and $799 thousand, respectively and was included as part of additional paid-in capital as vested.  As of September 30, 2007, the Company had $601 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 2.1 years.

The following table summarizes the stock options outstanding and exercisable at September 30, 2007.

	Options Outstanding			Options Exercisable
	Options	Weighted Average Exercise	Weighted Average Remaining Contractual	Options	Weighted Average Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.70	624,000	$1.70	8.3 years	624,000	$1.70
$2.50	500,000	$2.50	8.8 years	166,667	$2.50
$0.75	150,000	$0.75	9.3 years	—	$—
$0.80	50,000	$0.80	9.8 years	—	$—
$0.84	182,000	$0.84	10 years	—	$—

	1,506,000	$1.74	8.8 years	790,667	$1.87

The following table summarizes the nonvested stock options at September 30, 2007:

Number of
Options
Nonvested stock options at December 31, 2006	650,000
Options granted	232,000
Vested during period	(166,667)
Options canceled and expired	—

Nonvested shares under option at September 30, 2007	715,333

Weighted average fair value	$1.01

Restricted Common Stock

On May 3, 2007, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, to certain individuals.

The restricted shares were issued from the Plan with the intent of providing a longer-term employment retention mechanism to key management and board members. The restricted shares will vest on January 2, 2012 and have no interim vesting periods.

The following table summarizes the Company's restricted common stock activity.

Weighted
			Weighted	Average
	Number of		Average	Remaining
	Restricted	Aggregate	Vesting	Vesting
	Common Stock	Fair Value	Periods	Periods
			(in years)	(in years)
Outstanding at December 31, 2006	—	$—
Granted	1,400,000	1,120,000

Outstanding at September 30, 2007	1,400,000	$1,120,000	5	4.25

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The compensation expense recognized for the three and nine months ended September 30, 2007 was $60 thousand and $100 thousand, respectively.

The total fair value of the restricted stock granted in fiscal 2007 was $1.1 million and was included as part of additional paid-in capital as vested. As of September 30, 2007, the unrecognized compensation costs related to the remaining nonvested restricted stock was $1.0 million, which will be recognized over a weighted average period of 4.25 years.

13. PREFERRED STOCK

On July 25, 2007, the Company completed a private placement led by members of the Company's senior management and Board of Directors for gross proceeds of $1.8 million. The Company issued 1,800 shares of convertible preferred stock (“Series A Preferred Stock”) with par value of $0.01 per share, which bear an annual dividend of 10% and are convertible into 1.5 million shares of the Company's common stock at an average of $1.20 per common share. The private placement included 5-year warrants to purchase approximately 149,400 shares of common stock at $1.20 per share. Proceeds from this offering will be used for general working capital and acquisition financing. The investors included the officers and directors of the Company. The Company had evaluated the relevant accounting guidance, including SFAS 150, ARS 268, and EITF Topic D-109, and had determined that the preferred stock should be classified as equity on the balance sheet.

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

Conversion

The holders of Series A Preferred Stock shall have conversion rights as follows:

•	one-third of any shares of Series A Preferred Stock held by any holder shall convert in shares of Common Stock based on a conversion price equal to $1.00 per common share;

•	one-third of any shares of Series A Preferred Stock held by any holder shall convert in shares of Common Stock based on a conversion price equal to $1.20 per common share; and

•	one-third of any shares of Series A Preferred Stock held by any holder shall convert in shares of Common Stock based on a conversion price equal to $1.40 per common share.

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

Redemption

The Company shall have the absolute right to redeem (unless otherwise prevented by law) any outstanding shares of Series A Preferred Stock in accordance with the following schedule:

•
From the date of issuance of the Series A Preferred Stock until the first anniversary of such issuance, the Company shall not have the right to redeem the Series A Preferred Stock; From the day following the first anniversary of the date of issuance of the Series A Preferred Stock until the second anniversary of such issuance, the Company shall have the right to redeem shares of the Series A Preferred Stock for the amount being redeemed plus a redemption fee equal to 15% of the amount to be redeemed in the event the price per share of the Common Stock, as quoted by Bloomberg, LP shall be equal to or less than $1.25. In the event the price per share of the Common Stock is greater than $1.25, the redemption fee shall equal 7% of the amount to be redeemed.

•
From the day following the second anniversary of the date of issuance of the Series A Preferred Stock until the third (3rd) anniversary of such issuance, the Company shall have the right to redeem shares of the Series A Preferred Stock for a redemption fee equal to 5% of the amount to be redeemed in the event the price per share of the Common Stock, as quoted by Bloomberg, LP shall be equal to or less than $1.25. In the event the price per share of the Common Stock is greater than $1.25, the redemption fee shall equal 2% of the amount to be redeemed.

•
From the day following the third anniversary of the date of issuance of the Series A Preferred Stock, the Company shall have the right to redeem shares of the Series A Preferred Stock for a redemption fee equal to 0% of the amount to be redeemed.

14. WARRANTS

The preferred stock issuance on July 25, 2007 included 5-year warrants for the shareholder to purchase approximately 149,400 shares of common stock at $1.20 per share. The Company also issued warrants to the placement agent to purchase 83,333 common shares of the Company at $1.20 per share. The warrant was classified as equity in accordance with EIFT 00-19 mainly due to the reason that there is not a choice of net cash settlement. Warrants issued were valued at $139 thousand and recorded as part of additional paid-in capital using the Black Scholes model.

15. CONTRACT STATUS

Expected Loss on Contract

The Company performed an updated and revised estimate at completion ("EAC") analysis during the quarter ended September 30, 2006. Based on the EAC analysis, the Company estimated that one of its firm fixed price software development contracts was expected to perform at an operating loss for the remainder of the contract term which ended in June 2007. The Company recorded the expected future operating loss of approximately $964 thousand during the quarter ended September 30, 2006. The Company incurred $350 thousand and $614 thousand of the expected future operating loss in the fourth quarter of 2006 and first quarter of 2007, respectively.

Provisional Indirect Cost Rates

Billings under cost-plus government contracts are calculated using provisional rates which permit recovery of indirect costs. These rates are subject to audit on an annual basis by governmental audit agencies. The cost audits will result in the negotiation and determination of the final indirect cost rates which the Company may use for the period(s) audited. The final rates, if different from the provisional, may create an additional receivable or liability.

As of September 30, 2007, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at September 30, 2007 approximately, as follows:

Total contract prices of initial contract awards, including
exercised options and approved change orders (modifications)	$138,706,172
Completed to date	119,144,837

Authorized backlog	$19,561,335

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $69,000,000.

As of September 30, 2007, none of the Company's existing contracts are subject to renegotiation during the remainder of 2007.

16. RELATED PARTY TRANSACTIONS

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to the current level of 206 personnel at September 30, 2007. The annual run-rate of revenue as of September 30, 2007 was approximately $44 million, based on first nine months of 2007 revenue.

As of September 30, 2007, Paradigm has three wholly-owned subsidiaries, Paradigm Solutions Corp. ("PSC"), which was incorporated in 1996 to deliver information technology ("IT") services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced information technology solutions in support of National Security programs within the Intelligence Community.

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

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the "Trinity Stock Purchase Agreement") by and among the Company, Trinity and the shareholders of Trinity (the "Shareholders"). On April 9, 2007, the Company completed the acquisition of Trinity for $4 million, pursuant to the Trinity Stock Purchase Agreement. Pursuant to the terms and conditions set forth in the Trinity Stock Purchase Agreement, the Company purchased from the Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity became a wholly-owned subsidiary of the Company in exchange for a $4 million promissory note issued to the Shareholders. The Company paid $500 thousand on April 9, 2007, $1.5 million in July 2007 and has $2.0 million outstanding as of September 30, 2007. In addition, under certain conditions as set forth in the Stock Purchase Agreement, the Shareholders will be eligible for incentive bonuses for winning new contracts for Trinity.

On June 6, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, Caldwell Technology Solutions, LLC, a Maryland limited liability company (“CTS”) and the members of CTS (the “Members”). Pursuant to the terms and conditions set forth in the Purchase Agreement, the Company purchased from the Members, all of the issued and outstanding membership units of CTS and CTS became a wholly-owned subsidiary of the Company in exchange for the following consideration:

•	payment to the Members of $75,000 in cash;

•	assumption by the Company of CTS's federal tax liabilities and debt in an amount not to exceed an aggregate amount equal to $860,000; and

•
payment by the Company of the transaction costs incurred by CTS's accountants and Madison Capital Markets, LLC., in connection with the transactions contemplated in the Purchase Agreement in amounts not to exceed $45,000 and $180,000, respectively.

In addition, under certain conditions as set forth in the Purchase Agreement, the Members will be eligible for earn-out compensation of up to $2,540,000 for achieving certain revenue and pre-tax income goals during the twelve (12) months following the closing of the transaction. On July 2, 2007, the Company, CTS and the Members completed the transactions contemplated in the Purchase Agreement.

We derive substantially all of our revenues from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. For the quarter ended September 30, 2007, Paradigm's revenue was comprised of 57% fixed price, 39% time and material, and 4% cost-plus contracts.

Paradigm's revenue run-rate is attributable to various factors, including the size and number of projects for existing and new clients. For the quarter ended September 30, 2007, nearly all of our revenue came from contracts with the federal government and contracts with prime contractors of the federal government. During that same period, our two largest clients, both agencies within the federal government, generated approximately 58% of our revenue. Most of the Company’s engagements retain full responsibility for the end-client relationship and direct and manage the activities of the contract staff.

PSC utilized the Small Business Administration ("SBA") 8(a) Business Development ("BD") Program to access the federal marketplace starting in October of 1995 and graduated from the program in October of 2004. This program allowed PSC to build a base of business with various federal civilian agencies. As of September 30, 2007, all of the Company's remaining SBA 8(a) contracts had been re-competed. Paradigm believes it can mitigate the impact of transitioning from the 8(a) program through the acquisition of new contract vehicles and the expansion of work with current customers.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for a measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's statements of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's statements of operations, financial position, or cash flows.

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

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006	2007	2006	2007	2006

Revenue	$11,114	$13,964	100.0%	100.0%	$33,344	$45,341	100.0%	100.0%

Cost of Revenue	9,017	12,577	81.1	90.1	28,241	38,212	84.7	84.3

Gross Margin	2,097	1,387	18.9	9.9	5,103	7,129	15.3	15.7

Selling, General & Administrative	1,970	1,892	17.7	13.5	5,086	5,844	15.2	12.9

(Loss) income from operations	127	(505)	1.2	(3.6)	17	1,285	0.1	2.8

Other expense	(402)	(115)	(3.6)	(0.8)	(971)	(348)	(2.9)	(0.8)

(Benefit) provision for
income taxes	(22)	(125)	(0.2)	(0.9)	(277)	477	(0.8)	1.0

(Loss) income from continuing
operations	(253)	(495)	(2.2)	(3.5)	(677)	460	(2.0)	1.0

Net (loss) income	$(253)	$(2,957)	(2.2%)	(21.2%)	$(785)	$(2,737)	(2.4%)	(6.0%)

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Federal Service Contracts	$6,499	$10,376	58.5%	74.3%	$19,277	$33,849	57.8%	74.7%

Federal Repair & Maintenance
Contracts	4,607	3,588	41.5	25.7	13,956	11,492	42.2	25.3

Commercial Contracts	8	—	—	—	111	—	—	—

Total Revenue	$11,114	$13,964	100.0%	100.0%	$33,344	$45,341	100.0%	100.0%

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

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenue. For the three months ended September 30, 2007, revenue decreased 20.4% to $11.1 million from $14.0 million for the same period in 2006. The decrease in revenue is attributable to a decrease in our federal service contracts business of $3.9 million. The decrease in service business was partially off-set by an increase of $1.0 million in the federal repair and maintenance business. The decrease in service business is attributable to the completion of four of our federal contracts, which were not renewed subsequent to the quarter ended September 30, 2006 which was partially off-set by the $2.0 million service business revenue from the two acquisitions completed in 2007. The increase in maintenance business is attributable to higher revenue on the Company's primary maintenance contract. The Company completed the renewal process for each of its remaining contracts and expects its current, lower revenue, run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended September 30, 2007, cost of revenue decreased by 28.3% to $9.0 million from $12.6 million for the same period in 2006. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 81.1% for the three months ended September 30, 2007 as compared to 90.1% for the same period in 2006. The decrease in cost as a percentage of revenue was primarily due to the $963 thousand contract loss allowance recorded against the Company's firm fixed price software development contract during the quarter ended September 30, 2006. The cost of revenue excluding this charge was 83.2% for the three months ended September 30, 2006.

Gross Margin. For the three months ended September 30, 2007, gross margin increased 51.2% to $2.1 million from $1.4 million for the same period in 2006. Gross margin as a percentage of revenue increased to 18.9% for the three months ended September 30, 2007 from 9.9% for the same period in 2006. For the three months ended September 30, 2007, gross margin as a percentage of revenue increased due to higher average gross margin on Trinity and CTS federal service contracts than PSC traditional federal service contracts. As Trinity and CTS federal service contracts comprised approximately 17.8% of the quarterly revenue, gross margin as a percentage of revenue improved compared to the three months ended September 30, 2006. For the three months ended September 30, 2006, gross margin as a percentage of revenue was lower due to the contract loss allowance. The gross margin as a percentage of revenue excluding the charge was 16.8% for the three months ended September 30, 2006. Gross margin as it relates to the service contracts increased 26.1% to $1.3 million from $1.0 million for the same period in 2006. The increase in services gross margin is due to the factors discussed above. Gross margin, as it relates to the maintenance contracts, increased by 117.1% to $832 thousand from $383 thousand for the same period in 2006. The increase in maintenance gross margin is directly attributable to the increase in revenue, more profitable mix of maintenance products and better contract management.

Selling, General & Administrative Expenses. For the three months ended September 30, 2007, selling, general and administrative ("SG&A") expenses increased 4.2% to $2.0 million from $1.9 million for the same period in 2006. The increase in SG&A expense was primarily due to the CTS acquisition. As a percentage of revenue, SG&A expenses increased to 17.7% from 13.5% for the same period in 2006. The increase in SG&A as a percentage of revenue was primarily attributable to the decrease in revenue.

Other Expense. For the three months ended September 30, 2007, other expense increased to $402 thousand from $115 thousand for the same period in 2006. As a percentage of revenue, other expense increased to 3.6% for the three months ended September 30, 2007 from 0.8% for the same period in 2006. The increase in other expense was primarily attributable to higher interest rates from our line of credit facility with Silicon Valley Bank to fund general operations and interest expense on the note payable issued in exchange for the Trinity acquisition. The line of credit facility with Silicon Valley Bank has a larger borrowing base with a higher interest rate. The interest rates charged by Silicon Valley Bank ranged from 10.25% to 13.25 for the three months ended September 30, 2007. The interest rate charged by Chevy Chase Bank ranged from 8.33% to 8.39% for the three months ended September 30, 2006.

Income Taxes. For the three months ended September 30, 2007, income tax decreased to an income tax benefit of $22 thousand from $124 thousand for the same period in 2006. The decrease in income taxes was primarily attributable to lower pre-tax loss for the three months ended September 30, 2007 as compared to the same period in 2006 and the impact of reconciling income taxes to the final 2006 tax returns in the third quarter of 2007.

Net Income. For the three months ended September 30, 2007, net loss was $253 thousand. For the three months ended September 30, 2006, net loss was $3.0 million which included an after-tax loss of $2.5 million from the discontinued operations. For the three months ended September 30, 2007, net loss from continuing operations decreased to $253 thousand from $495 thousand for the same period in 2006. The net loss decreased due to increases in gross margin as discussed above, which was partially off-set by higher other expense.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Revenue. For the nine months ended September 30, 2007, revenue decreased 26.5% to $33.3 million from $45.3 million for the same period in 2006. The decrease in revenue is attributable to a decrease in our federal service contracts business of $14.5 million. The decrease in service business was partially off-set by an increase of $2.5 million in the federal repair and maintenance business. The decrease in service business is attributable to the completion of four of our federal contracts, which were not renewed subsequent to the quarter ended September 30, 2006 which was partially off-set by the $2.9 million service business revenue from the two acquisitions completed in 2007. The increase in maintenance business is attributable to higher revenue on the Company's primary maintenance contract. The Company completed the renewal process for each of its remaining contracts and expects its current, lower revenue, run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the nine months ended September 30, 2007, cost of revenue decreased 26.1% to $28.2 million from $38.2 million for the same period in 2006. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 84.7% for the nine months ended September 30, 2007 as compared to 84.3% for the same period in 2006.

Gross Margin. For the nine months ended September 30, 2007, gross margin decreased 28.4% to $5.1 million from $7.1 million for the same period in 2006. Gross margin as a percentage of revenue decreased to 15.3% for the nine months ended September 30, 2007 from 15.7% for the same period in 2006. Gross margin as a percentage of revenue decreased due to lower services revenue. Gross margin as it relates to the service contracts decreased 60.1% to $2.3 million from $5.8 million for the same period in 2006. The decrease in services gross margin is due to the decrease in revenue. Gross margin, as it relates to the maintenance contracts, increased 111.3% to $2.8 million from $1.3 million for the same period in 2006. The increase in maintenance gross margin is directly attributable to the increase in revenue, more profitable mix of maintenance products and better contract management.

Selling, General & Administrative Expenses. For the nine months ended September 30, 2007, SG&A expenses decreased 13% to $5.1 million from $5.8 million for the same period in 2006. The decrease in SG&A expense was due to decreased compensation expense of $0.7 million associated with reductions in employees as the Company controlled SG&A related expenses to balance the impact resulting from decreased revenue. Management will continue monitoring SG&A expenses in 2007. As a percentage of revenue, SG&A expenses increased to 15.3% from 12.9% for the same period in 2006. The increase in SG&A as a percentage of revenue was primarily attributable to the decrease in revenue.

Other Expense. For the nine months ended September 30, 2007, other expense increased to $971 thousand from $348 thousand for the same period in 2006. As a percentage of revenue, other expense increased to 2.9% for the nine months ended September 30, 2007 from 0.8% for the same period in 2006. The increase in other expense was primarily attributable to higher interest rates and increased reliance on borrowings from our line of credit facility with Chevy Chase Bank, prior to March 23, 2007, and Silicon Valley Bank, after March 23, 2007, to fund general operations including the commercial business, the discontinued operations and interest expense on the note payable issued in exchange for the Trinity acquisition. The line of credit facility with Silicon Valley Bank has a larger borrowing base with a higher interest rate. The interest rates charged by Silicon Valley Bank ranged from 10.25% to 13.25 for the nine months ended September 30, 2007. The interest rate charged by Chevy Chase Bank ranged from 6.89% to 8.39% for the nine months ended September 30, 2006.

Income Taxes. For the nine months ended September 30, 2007, income tax decreased to an income tax benefit of $277 thousand from an income tax expense of $477 thousand for the same period in 2006. The decrease in income taxes was primarily attributable to a pre-tax loss for the nine months ended September 30, 2007 compared to a pre-tax income for the same period in 2006. The Company's discontinued operations had an income tax benefit of $118 thousand from the operations of discontinued component and an income tax expense of $405 thousand on sale of the discontinued operations for the nine months ended September 30, 2007 compared to an income tax benefit of $730 thousand for the same period in 2006. Management believes the entire $277 thousand of income tax benefit will be realizable as the Company has sufficient taxable income from prior years to utilize the tax benefit for the nine months ended September 30, 2007.

Net Income. For the nine months ended September 30, 2007, net loss was $785 thousand which included an after-tax loss of $186 thousand from the operations of discontinued component and an after-tax gain of $78 thousand on sale of the discontinued operations, the commercial business. For the nine months ended September 30, 2006, net loss was $2.7 million which included an after-tax loss of $3.2 million from the discontinued operations. For the nine months ended September 30, 2007, net loss from continuing operations was $677 thousand as compared to an income of $460 thousand for the same period in 2006. The net loss was due to decreases in gross margin as discussed above, which was partially off-set by lower SG&A expenses.

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

For the nine months ended September 30, 2007, the Company used $0.3 million in cash and cash equivalents versus $0.7 million for the same period in 2006. For the nine months ended September 30, 2007, the Company funded its discontinued operations with cash flow from financing activities of $0.7 million versus $1.1 million for the same period in 2006.

Cash flow from operating activities provided by continuing operations was $5.4 million for the nine months ended September 30, 2007 compared to $2.8 million for the same period in 2006. Cash flow from operating activities used by discontinued operations was $0.7 million for the nine months ended September 30, 2007 compared to $0.9 million for the same period in 2006. Cash flow from operating activities from continuing operations increased primarily due to a decrease in accounts receivable. As of September 30, 2007, the Company had cash on hand of $0.1 million.

Net loss was $785 thousand for the nine months ended September 30, 2007 as compared to $2.7 million for the same period in 2006. The net loss was primarily due to the after-tax net loss of $677 thousand from continuing operations and the after-tax net loss of $186 thousand from the discontinued operations which was off-set by the after-tax gain of $78 thousand on the sale of the discontinued operations.

Accounts receivable decreased by $9.7 million for the nine months ended September 30, 2007 as compared to $1.1 million for the same period in 2006. The decrease in accounts receivable for 2007 is the combination of the $6.8 million collections made on the Company’s completed firm fixed price contract since December 31, 2006, a reflection of decreased revenue and more focused billings and collection efforts with our customers. The decrease in accounts receivable for 2006 is primarily due to more focused billings and collection efforts with our customers.

Accounts payable decreased by $1.8 million for the nine months ended September 30, 2007 versus an increase of $0.7 million for the same period in 2006. The decrease during the nine months ended September 30, 2007 is primarily a reflective of decreased cost of revenue. The increase during the nine months ended September 30, 2006 was due to the timing of vendor invoices at end of the period as well as better cash management related to vendor payments.

Accrued salaries and related liabilities decreased by $1.5 million for the nine months ended September 30, 2007 versus $0.1 million for the same period in 2006. The decrease in accrued salaries and related liabilities balance for 2007 is attributable to reductions in employees and payments on the payroll tax liabilities assumed from the CTS acquisition. The Company had 206 personnel at September 30, 2007 as compared to 237 personnel at December 31, 2006.

Expected loss on contract decreased by $0.6 million for the nine months ended September 30, 2007 as compared to zero for the same period in 2006. The decrease in expected loss on contract balance for 2007 is due to the Company incurring the costs during the quarter related to the contract which were accrued on the Company's firm fixed price federal service contracts in 2006.

Net cash used in investing activities from continuing operations was $579 thousand for the nine months ended September 30, 2007 as compared to $102 thousand in cash used for the same period in 2006. Cash used in investing activities from continuing operations in 2007 was primarily due to the payments for businesses purchased, net of cash acquired from the acquisitions of Trinity on April 9, 2007 and CTS on July 2, 2007. Cash used by investing activities from continuing operations in 2006 was due to purchases of property and equipment. Net cash used by investing activities from discontinued operations was $34 thousand for the nine months ended September 30, 2007 as compared to $136 thousand for the same period in 2006. Cash used by investing activities from discontinued operations in 2007 was due to purchases of property and equipment. Cash used by investing activities from discontinued operations in 2006 was primarily a result of the capitalization of software development costs associated with the Company's OpsPlanner software solution.

Net cash used by financing activities from continuing operations was $5.1 million for the nine months ended September 30, 2007 compared to $3.5 million for the same period in 2006. The increase in cash used is due to payments on the line of credit and the $2.0 million payment on the note payable - promissory note which is partially off-set by the $1.7 million net proceeds from issuance of preferred stock in the third quarter. Net cash provided by financing activities from discontinued operations was $0.7 million for the nine months ended September 30, 2007 compared to $1.1 million for the same period in 2006. Net cash provided by financing activities for 2007 and 2006 is due to funding the Company provided to the discontinued operations from the Company's line of credit which was used to fund operating and investing activities of the discontinued operations.

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company's collateral. The Loan and Security Agreement became effective March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company was in compliance with the EBITDA covenant requirements as of September 30, 2007. As of September 30, 2007, the Company had a bank overdraft of $798 thousand and had $1.7 million of additional availability on its revolving line of credit with SVB. The interest rates charged by Silicon Valley Bank ranged from 10.25% to 13.25% for the three months ended September 30, 2007.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of September 30, 2007, no events of default had occurred.

The Company terminated its revolving line of credit facility with Chevy Chase Bank when this agreement was activated and paid off the outstanding balance on March 23, 2007.

In the event the Company requires additional funds, whether for acquisitions or otherwise, the Company may seek additional equity or debt financing. Such financing may not be available to it on terms that are acceptable to it, if at all, and any equity financing may be dilutive to its stockholders. To the extent that the Company obtains additional debt financing, its debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on its operations, require it to comply with additional financial covenants or require it to pledge assets to secure its borrowings. As of September 30, 2007, the Company had a stockholders' equity of $1.3 million due to the completion of the private placement of convertible preferred stock in the third quarter. As of September 30, 2007, current liabilities exceeded current assets by $2.0 million. The Company will attempt to raise additional long-term financing - either debt or equity as necessary to cover short-term liquidity needs. The Company financed the acquisition of Trinity IMS, Inc. on April 9, 2007 through the use of its existing credit facility with Silicon Valley Bank and a note payable to the shareholders of Trinity IMS, Inc. In the event, the Company requires additional funds for Trinity IMS, Inc. or to pay back the note payable, the Company may seek additional equity or debt financing.

In the event cash flows are not sufficient to fund operations at the present level and the Company is unable to obtain additional financing, it would attempt to take appropriate actions to tailor its activities to its available financing, including revising its business strategy and future growth plans to accommodate the amount of financing available to the Company.

.ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to change in interest rates for borrowing under its revolving credit facility. At September 30, 2007, the Company had $3.3 million outstanding under its two year revolving credit facility with Silicon Valley Bank that is subject to a variable interest rate. The revolving credit facility bears interest based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the Loan and Security Agreement. If the Company's variable interest rate was to increase or decrease by 100 basis points, respectively, annual interest expense based on the 2007 average level of borrowing would have been higher or lower by approximately $50,000.

The Company does not use derivative financial instruments for speculative or trading purposes. It invests its excess cash in short-term, investment grade, interest-bearing securities.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended September 30, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10.1	Notice of Grant of Restricted Stock Award, dated May 3, 2007, by and between the Company and the executive officers and board of directors	Incorporated by reference to Exhibits 99s of the Registrant's Current Report on Form 8-K as filed with the Commission on May 9, 2007

10.2	Purchase Agreement, dated June 6, 2007, by and among Paradigm Holdings Inc., Caldwell Technology Solutions, LLC and the members of Caldwell Technology Solutions, LLC	Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 12, 2007

10.3	Executive Employment Agreement, dated July 2,2007, by and between Paradigm Holdings Inc. and Sam Caldwell	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on July 6, 2007

10.4	Certificate of Designation for Series A Preferred Stock and Form of Warrant issued to investors	Incorporated by reference to Exhibits 99s of the Registrant's Current Report on Form 8-K as filed with the Commission on July 31, 2007

10.5	Announcement of the presentation to be discussed At the Noble Financial Group investor conference on August 20, 2007.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on August 20, 2007

10.6	Change in Registrant’s certifying accountant From BDO Seidman, LLP to Grant Thornton, LLP	Incorporated by reference to Exhibit 99s of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 21, 2007

31.1	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of CFO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC. (Registrant)

By: /S/ Peter B. LaMontagne Peter B. LaMontagne Chief Executive Officer	By: /S/ RICHARD SAWCHAK Richard Sawchak Chief Financial Officer

Date: November 13, 2007