Form 10-K
period 2007-12-31
Paradigm Holdings, Inc
filed 2008-03-31
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates was approximately $10,890,521 based upon the closing price on March 24, 2008.

Number of shares of common stock outstanding as of March 24, 2008 was: 20,548,153 shares.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, and may also include references to assumptions. These statements are contained in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and other sections of this Form 10-K.

Such forward-looking statements include, but are not limited to:

•	Funded backlog;
•	Estimated remaining contract value;
•	Our expectations regarding the U.S. Federal Government’s procurement budgets and reliance on outsourcing of services;
•	Our financial condition and liquidity, as well as future cash flows and earnings; and
•	Statements on pending acquisitions.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, the reader should specifically consider various factors, including the following:

•	Changes in U.S. Federal Government procurement laws, regulations, policies and budgets;
•	The number and type of contracts and task orders awarded to us;
•	The integration of acquisitions without disruption to our other business activities;
•	Changes in general economic and business conditions;
•	Technological changes;
•	The ability to attract and retain qualified personnel;
•	Competition;
•	Our ability to retain our contracts during any rebidding process; and
•	The other factors outlined under “Risk Factors.”

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

i

ii

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Paradigm Holdings, Inc. (“Paradigm” and/or the “Company”) (website: www.paradigmsolutions.com) provides information technology (“IT”), information assurance, and business continuity solutions, primarily to U.S. Federal Government customers. Headquartered in Rockville, Maryland, the Company was founded based upon strong commitment to high standards of performance, integrity, customer satisfaction, and employee development.

With an established core foundation of experienced executives, Paradigm has grown from six employees in 1996 to the current level of approximately 230 personnel. Our annual revenue was $46.7 million in 2007.

As of December 31, 2007, Paradigm was comprised of three subsidiary companies: 1) Paradigm Solutions Corporation, which was incorporated in 1996 to deliver IT services to federal agencies, 2) Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT security and cyber forensics solutions into the national security marketplace, and 3) Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of National Security programs within the Intelligence Community. Paradigm is dedicated to providing premier IT solutions to Paradigm’s federal clients, focusing on expanding support for national security programs with current and new customer agencies. Paradigm’s targeted agencies include the U.S. Department of the Treasury, U.S. Department of Homeland Security (“DHS”), U.S. Department of State, U.S. Department of Justice, and the U.S. Department of Defense (“DoD”) (including Secretary of Defense, Army, Navy/Marine Corps, Air Force, and Joint Forces Command), as well as agencies and departments comprising the U.S. Intelligence Community, including the Office of the Director of National Intelligence (“ODNI”). In addition, Paradigm serves other agency clients such as the Department of Commerce in cases where they offer profitable contract opportunities that require our specialized expertise or significantly augment Paradigm’s revenue.

Paradigm Solutions International ("PSI")—PSI was established in 2004 to apply Paradigm’s technical expertise, developed in supporting federal government customers, to the commercial market in a growth-oriented, profitable manner. In October of 2005, PSI acquired Blair Technology Group (“Blair”), a provider of business continuity and IT security solutions primarily to commercial clients. Based in Altoona, PA, Blair served over 300 commercial customers in a variety of industries including finance, healthcare and energy. In the commercial market, Paradigm’s targeted clients include pharmaceutical, financial services, manufacturing, distribution, and retail companies. On September 22, 2006, the Company established an independent committee of its Board of Directors to evaluate strategic alternatives with regard to the Company’s commercial arena activities, including the potential sale of the commercial business. The Company defines the commercial business as all of the outstanding capital stock of PSI, which includes all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool (“OpsPlanner”). The Company classified the commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The decision to divest was made during the fourth quarter of 2006 following the completion of the independent committee’s evaluation of strategic alternatives. The Company completed the sale of the commercial business on February 28, 2007. The commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company’s continuing operations in the consolidated financial statements for all current and prior periods presented. Refer to our 2006 Annual Report on Form 10-K for Paradigm Holdings, Inc. for a further discussion of the Blair acquisition. Refer to Note 3 of the Notes to Consolidated Financial Statements for a further discussion of the discontinued operations.

Paradigm supports our clients’ mission-critical initiatives in four core technical competency areas: Enterprise Optimization, Enterprise Solutions, Mission Support, and Mission Assurance. Refer to Product and Service Offerings in this section for additional discussion of these competency areas. Our primary focus for business growth will be to pursue IT solutions work with the DoD, DHS, Intelligence Community member agencies and other national security oriented agencies where we believe the opportunity for profitable business is greater.

Paradigm is steadfast in its commitment to be a leading provider of technology and mission services to the U.S. Federal Government, primarily supporting national security missions. As an emerging member of the federal IT community, we plan to build success and respect through the provision of specialized technical services and solutions. We are committed to our customers’ mission success through the delivery of high-quality IT services on-time and within budget through reduced-risk transitions, program stability, and effective contract implementation and administration. We are dedicated to employee development and the advancement of a culture of integrity, teamwork, and trust, objectives that will be key factors in making us a leading employer and solution provider of choice in our market.

CORPORATE HISTORY

Paradigm, formerly known as Cheyenne Resources, Inc. (“Cheyenne Resources”), was incorporated in Wyoming on November 17, 1970. In January 2004, Skye Blue Ventures, an entity beneficially owned by Mr. Dennis Iler, purchased a controlling interest in Paradigm. Skye Blue Ventures purchased 2,350,000 shares of common stock of Cheyenne Resources from the former directors of Cheyenne Resources for $75,000 and purchased 23,000,000 shares of common stock directly from Cheyenne Resources for $50,000. Cheyenne Resources issued 21,300,000 shares out of the 23,000,000 as it only had 21,300,000 shares available under its then-current authorized common stock. In August 2004, J. Paul Consulting, Shortline Equity Investments and Ultimate Investments purchased Skye Blue Ventures’ ownership interest in Cheyenne Resources and subscribed for an aggregate of 10,000,000 shares of common stock of Cheyenne Resources for $200,000.

Paradigm acquired PSC, a Maryland corporation incorporated in 1996, through a reverse acquisition on November 3, 2004. Cheyenne Resources, prior to the reverse acquisition, operated principally in one industry segment, the exploration for and sale of oil and gas. Cheyenne Resources held oil and gas interests and was involved with producing and selling oil, gas and other mineral substances. Cheyenne Resources did not engage in refining or retail marketing operations; rather its activities had been restricted to acquiring and disposing of mineral properties, and to producing and selling oil and gas from its wells. Cheyenne Resources had no operations as of the date of the reverse acquisition, and the operations of PSC, which consisted primarily of providing IT services to the federal government, continued following the reverse acquisition. The reverse acquisition was completed when Paradigm entered into an Agreement and Plan of Reorganization with Paradigm Solutions Merger Corp., a Delaware corporation and wholly-owned subsidiary of Paradigm (the “Merger Sub”), PSC, a Maryland corporation and the shareholders of PSC. Pursuant to the Agreement and Plan of Reorganization, the Merger Sub was merged with and into PSC, the surviving Corporation, and PSC continues its existence under the laws of the State of Maryland and is a wholly-owned subsidiary of Paradigm. In consideration of the Merger, the PSC shareholders exchanged 13,699 shares of common stock of PSC, which was 100% of the issued and outstanding capital stock of PSC, for 17,500,000 shares of common stock of Paradigm.

On December 17, 2004, Paradigm formed the wholly-owned subsidiary, PSI, to focus on providing IT and software solutions to the commercial arena.

On October 14, 2005, PSI acquired Blair. PSI was the surviving corporation and continued its corporate existence under the laws of the State of Maryland as a wholly-owned subsidiary of Paradigm until February 28, 2007. On September 26, 2006, the Company announced its plan to consider strategic alternatives, including divestiture, regarding its commercial business. The Company defined the commercial business as all of the outstanding capital stock of PSI, which included all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool. The Company classified the commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of SFAS No. 144. The Company completed the sale of the commercial business on February 28, 2007.

On January 29, 2007, the Company entered into the Trinity Stock Purchase Agreement by and among the Company, Trinity and the Shareholders. On April 9, 2007, the Company completed the acquisition of Trinity.

On June 6, 2007, the Company entered into the Purchase Agreement by and among the Company, CTS and the Members. On July 2, 2007, the Company completed the acquisition of CTS.

OUR GROWTH STRATEGY

Our strategy to grow our business in the federal IT market and expand our business supporting national security customers and programs has several principle components:

•
Leveraging Current Incumbent Work—We emphasize thoroughly analyzing our current customers and then systematically targeting and pursuing new business and expansion opportunities within our existing customer set. The incumbency analysis/leveraging process involves:

•
Convening focused meetings involving Operations & Business Development staff for all of our key incumbent contracts and ensuring continued strong performance on projects and fostering positive relationships with our customers and prime contractors.

•	Identifying related and non-related divisions within existing customer organizations, offices, and initiatives where Paradigm can add value.
•	Identifying contracts (current and new) within these offices/initiatives where we can bid competitively as a prime or subcontractor.
•	Analyzing the competition (especially the incumbent where there is a current contract) to determine relative strengths, weaknesses, and possible winning strategies.
•	Meeting systematically and frequently with current/potential clients.
•	Continually researching and deepening our knowledge of the goals and strategies of each client organization.
•	Targeting and qualifying the highest-priority opportunities where we have the best chance to expand current or win new business.
•	Commit sufficient resources necessary to execute plans to win identified business opportunities, focusing first on high-revenue, high-margin business in where are core competencies are most relevant.

We believe that leveraging the benefits of our incumbency is an efficient and effective means of growing our Company based on where we are currently performing most successfully. In particular, we emphasize strategies to learn of viable opportunities long before the expected request for proposal (RFP) date—at least a year ahead whenever possible.

•
Strategic Market Penetration—To augment our efforts in building a profitable business within new client agencies and arenas, management has implemented a focused process of Strategic Market Penetration. This process involves the following:

•	Conducting extensive research on the background, mission, and objectives of a new agency/division.
•	Identifying key contracts (current and projected) where we could provide a viable alternative or more complete solution.
•	Identifying key decision-makers who influence contract awards and retaining outside consultants who have deeper insight into key customer programs and strategic priorities.
•	Researching incumbent and other competitors.
•	Interviewing decision-makers in depth to understand their mission and requirements and introducing our success with other clients and our core competencies.
•	Tracking and pursuing new and re-compete opportunities within the agency/division.
•
In instances where it is not feasible or cost effective to penetrate a strategic market or customer through the aforementioned methods, we will selectively consider acquiring companies who have an established positive track record of growth, profitability and strong technical performance. Such acquisition candidates will be evaluated based on:

•	Track record of revenue growth and profitability in targeted customer agencies where we have limited insight or ability to penetrate via traditional marketing methods.
•	Percentage of prime contracts (vs. subcontracts) as well as access to larger agency or government wide acquisition contract vehicles.
•	Key technical offerings or employee skill sets that support or expand our strategic core competencies..

The process is carried out in a systematic, highly organized manner based on the agencies and opportunities that appear to offer the greatest strategic fit with our capabilities and strategic objectives.

•
Strategic Alliances—Our strategic alliances with large systems integrators, niche small businesses and innovative software and hardware vendors. We are continually seeking relationships and innovative technologies that allow us to apply our Enterprise Optimization, Enterprise Solutions, Mission Assurance and Mission Support expertise to larger programs to enhance growth prospects in the federal civilian, homeland security, law enforcement or national security markets.

Depending on the alliance, we may partner with a company to provide integration services to support our sales, or we will establish a relationship as a value-added reseller (“VAR”) so we can sell the product in conjunction with our consulting services as a complete solution. VAR relationships are advantageous as they provide us with the opportunity to generate additional income through product sales, as well as create additional customer loyalty since they deal primarily with Paradigm as the solution provider. We also pursue strategic relationships with prime system integrator companies who have a significant presence in target markets. By aligning with these firms as a subcontractor, we accelerate our penetration of the space with a plan to move toward a niche prime contractor role over time.

Furthermore, our growth strategy emphasizes additional key elements, which include:

•	Recruit, train, and deploy a highly motivated, professional business development team.
•	Selectively add sales and professional delivery resources, deployed in a broader geographic area.
•	Achieve rapid expansion through organic growth and strategic acquisitions.
•	Remain focused in the federal civilian agency specific service offerings where we have a track record of success and we support priority mission-related projects.
•	Target vertical market prospects in the homeland security, law enforcement, and national security markets.

KEY INFORMATION TECHNOLOGY TRENDS: GOVERNMENT

Key trends within the federal arena that affects our growth and day-to-day success include:

Office of Management and Budget (“OMB”) ACTIVISM AND AGENCY OVERSIGHT - Government organizations rely heavily on outside contractors to provide skilled resources to accomplish technology programs. We expect this reliance will continue to intensify due to political and budgetary pressures in many government agencies and also due to the difficulties facing governments in recruiting and retaining highly skilled technology professionals in a competitive labor market. In concert with its transition to more commercial-like practices, government is increasingly outsourcing technology programs as a means of simplifying the implementation and management of technology, so that government workers can focus on their functional mission.

However, counterbalancing increased reliance on outsourcing is increased oversight of contractors and large IT projects. The OMB Management Watch List (“MWL”) was established under the authority of the 1996 Clinger-Cohen Act and helps OMB oversee the planning of IT investments at the start of the federal budget cycle each fall when OMB receives fiscal year agency budget submissions. The information under review within the business cases includes acquisition strategies, security and privacy plans, and its organizational design. If the agency’s investment plan contains one or more planning weaknesses, it is placed on OMB’s Management Watch List. Early 2007 marked the beginning of a new phase of accountability and transparency. Since then, significant developments related to federal IT management include:

•	As of February 2007, with the release of the President’s budget, agencies have been instructed to post their IT investment business cases (Exhibit 300) on the Internet.
•	OMB agreed to release the MWL to Congress and the public on a quarterly basis.

We believe that over the next five years, federal IT program management will be under watch and will continue to receive substantial attention over the forecast period. With contracting making up more than a third of the federal discretionary budget, increased federal contract oversight will be a main focus.

CONSOLIDATION AND MODERNIZATION PRESSURES COMBINED WITH UNITED STATES GOVERNMENT STAFF SHORTAGE - We believe that political pressures and budgetary constraints are forcing government agencies at all levels to improve their processes and services and operate more efficiently. Organizations throughout the federal, state and local governments—like their counterparts in the private sector—are investing heavily in IT to improve effectiveness, enhance productivity and extend new services in order to deliver increasingly responsive and cost-effective public services. In addition, OMB is seeking opportunities to leverage IT investments across the entire federal government through initiatives such as the OMB Lines of Business and the Federal Desktop Core Configuration. Also contributing to IT services demand are initiatives such as DoD Transformation, DHS Integration, DoD Base Relocation and Consolidation and ongoing information sharing initiatives.

We believe that these Information Sharing initiatives, in particular, we expect will continue to drive consolidation and modernization efforts through a focus on Service Oriented Architecture and Web Services. Information sharing is a recommendation of the 9/11 Commission. For example, in an effort to share information more freely, the Intelligence Community has established the ODNI since the passage of the Intelligence Reform and Terrorism Prevention Act of 2004.

GLOBAL WAR ON TERRORISM DRIVES BROAD SET OF MISSION SUPPORT REQUIREMENTS – We believe that the United States faces a profound challenge in meeting the threats associated with fighting terrorism around the globe. Beyond the potential attacks on property and lives, protecting against potential losses resulting from network outages, information theft, internal sabotage, viruses, intellectual property infringement, and external hacking by terrorists and state sponsored cyber attacks has become a priority of increasing importance to the federal government. Criminals and terrorists generally seek to exploit vulnerabilities and weaknesses in U.S. cyber security present asymmetric opportunity adversaries. Proposing methods for identifying and preventing major attacks and developing plans and systems for alerting, containing, and denying an attack; and reconstituting essential capabilities in the aftermath of an attack are all emerging as key components of the U.S. homeland defense and national security strategies. This focus is evidenced by increasing budgets and reliance on contractors for information assurance and information operations support and solutions.

HEIGHTENED SECURITY AND PRIVACY CONCERNS UNDERSCORE THE NEED FOR MISSION ASSURANCE - In recent years, several factors have combined to greatly increase awareness of the need for effective IT risk and business continuity management within the federal government market. The OMB has added new requirements for incorporating the cost of security in agency IT investments beginning with fiscal 2008 IT budget submissions. In addition, agencies are expected now to provide detailed plans regarding how they will successfully deploy their financial and human capital resources to correct existing security weaknesses, such as those found during privacy program reviews and implementation of security controls, and to integrate security solutions into the full over the lifecycle of each system undergoing development, modernization or enhancement.

There is also a renewed emphasis on contingency planning and continuity of operations plans, especially as agencies expand the use of Web-services. Precautions must be taken to ensure the survivability of agency networks. These factors include:

•	Increased regulatory requirements (corporate governance and the Federal Information Security Management Act).
•	The continued threat of terrorism (including employee sabotage and cyber attacks) as evidenced by recent episodes of high profile data compromise.
•	Increasing threat and awareness of state sponsored cyber attacks.
•
Homeland Security Commission 9/11 Report standardization on how to measure preparedness, National Fire Protection Association 1600, and Federal Emergency Management Agency’s Federal Preparedness Circular 65 dated June 15, 2004 and updated March 1, 2006.

•
HSPD-20 establishes a comprehensive national policy on the continuity of federal government structures and operations and a single National Continuity Coordinator responsible for coordinating the development and implementation of federal continuity policies.

•
The increasing awareness of the negative mission impact of natural disasters such as hurricanes, floods and tornados increases receptivity of current and prospective clients to Mission Assurance offerings.

PRODUCT & SERVICE OFFERINGS

We are an information technology and business solutions provider focused on supporting the operational efficiency and security of government enterprises. As a trusted federal government contracting partner, we help our clients plan, perform and assure (i.e. secure and protect) their essential mission functions, especially those involving IT systems.

With a proven track record of program management, contract transitions support, and project implementations, we have consistently delivered quality services and solutions as specified by our clients, within budget, and on time. Our practice areas include Enterprise Optimization, Enterprise Solutions, Mission Support, and Mission Assurance.

•
ENTERPRISE OPTIMIZATION—We focus on results, and we demand, high performance standards in all aspects of delivering service to our customers to ensure mission success. To fully support the missions of our clients we focus on the planning aspects of projects, starting with the enterprise architecture and optimizing the performance of existing systems and infrastructure investments, focusing on federally mandated standards. We also extend our support services to system sustainment services, applying proactive and measurable results-oriented strategies for the management and delivery of IT projects and supporting services. This practice area encompasses:

•	Program Management Office
•	Strategic Consulting (including total cost of ownership analysis)
•	Enterprise Architecture
•	Information Technology Infrastructure Library (“ITIL”)

Government agencies, both civilian and defense, have come under increasing pressure due to budget constraints and Congressional oversight, to demonstrate value in their projects and alignment of their programs with strategic and tactical objectives. These performance and oversight requirements have resulted in the proliferation of program management offices within federal agencies to implement a common framework; describe and analyze IT investments; enhance inter-organizational collaboration; and to ensure that agencies are seeking transformation into results-oriented, market-based organizations.

Enterprise Optimization skills are a critical element of our offerings because the practice area: a) involves highly skilled technical expertise that can command higher margins, b) often requires security clearance levels that difficult to acquire, thus increasing demand, and c) enables us to connect with the senior decision makers and understand operational infrastructure of federal organizations.

•
ENTERPRISE SOLUTIONS—This practice area involves the development and deployment of mission-critical, often enterprise-wide solutions that are central to the organization and management of information. The practice area involves the full life cycle of IT support and encompasses:

•	Systems Engineering
•	Software & Database Engineering
•	Desktop Engineering
•	Enterprise Deployment & Distribution
•	Infrastructure Operations
•	Data Center & Facilities Management

Enterprise Solutions are a critical element of our offerings because the practice area: a) involves enterprise-wide involvement with a client’s network, which can in itself yield additional areas of opportunity, b) allows for relatively long-term and full-time equivalent (“FTE”) intensive contracts, and c) enables us to connect with the operational infrastructure of commercial and federal organizations while building an “entrenched” role and position for our Company.

•
MISSION SUPPORT—This practice moves beyond technical and engineering support to deliver solutions that directly support the missions of our customers. In these engagements, our employees often work as an integrated member of government team to provide the following services:

•	Specialized Engineering
•	Technical Support
•	Linguistics
•	Intelligence Analysis
•	Quick Reaction Capabilities

Although the missions of our clients vary, we work with our clients to ensure that industry best practices are utilized in the collection, development, and tracking of mission requirements, and the development of an appropriate mission solutions that are focused on ensuring mission success.

Mission support skills are a critical element of our offerings because the practice area: a) involves highly skilled technical expertise that can command higher margins, b) often requires security clearance levels that can yield greater profit, and c) expands our exposure to the national security community, a market area that has demonstrated strong demand for mission support services like those we provide.

•
MISSION ASSURANCE—This practice area involves providing services that help to secure, protect and sustain the various missions of our federal clients. We are prepared to assist our federal partners with any phase of their information security, critical infrastructure protection or continuity programs, including: policy creation, business impact analysis, risk analysis, strategy selection, plan creation, test, training, exercise, plan maintenance, lab and systems operations, and supporting services. The practice area encompasses:

•    Computer and Network Forensics
•    Critical Infrastructure Protection
•    Continuity of Operations Consulting
•    IT Contingency Planning/Disaster Recovery Consulting Services
•    Pandemic Influenza Planning
•    Certification & Accreditation Services

We work to protect the nation's critical infrastructure components and resources from natural disasters, acts of terrorism, and other emergencies by applying methodologies and tools to identify and analyze risks, and deploy systems to reduce those risks and the consequences of an event. With the current level of national security concerns and the increase in security related incidents such as fraud, network penetration, theft of proprietary information and corporate espionage, our computer forensics expertise has become an important part of information protection and incident response for certain federal agencies.

Mission Assurance is a critical element of our offerings because the quadrant: a) “opens up” program areas within a client organization that can be different from the Chief Information Office or technology-focused divisions, b) allows for relatively long-term and FTE intensive contracts, c) enables Paradigm to penetrate deep within the operational infrastructure of federal organization while building a key enterprise role and relationship for our Company, and d) expands our exposure to the law enforcement, homeland security and national security markets.

In addition to service-focused expertise, we are the exclusive reseller in the federal market for a licensed proprietary software tool, OpsPlanner ™ through our reseller agreement with PSI. OpsPlanner is one of the first tool sets to integrate continuity planning, emergency management, and automated notification in one easy-to-use platform. Although the intellectual property rights of this offering transferred with the sale of the commercial business on February 28, 2007, we plan to continue to utilize OpsPlanner as part of our business continuity consulting practice in the federal government market. From inception, this platform was developed as an integrated application—unlike those of competitors, which offer continuity planning, emergency management and automated notification as separate software modules. We believe that the OpsPlanner™ offering, when implemented with our consulting expertise, provides a superior solution for continuity of operations planning and risk management challenges.

EXISTING CUSTOMER SERVICE EXAMPLES

HELP DESK SUPPORT

Challenge: Develop and implement a more efficient, responsive, and better managed computer support system.

Results: As essential personnel, our staff operates the client Help Desk 24/7. Computer support had been conducted originally by customer personnel without a massive call center, tracking system, or call response procedures. Our program manager reviewed the method in which computer support was being provided and recommended a full-fledged Help Desk operated by highly technical contractor support staff capable of providing onsite 24/7 support to all headquarters and field office personnel. A year after implementation of the new Help Desk call center with support being provided by both customer and our personnel, the customer recognized our success in operating the Help Desk by entrusting the team with more high-level responsibility and reducing the original contractor-to-federal employee ratio for operating the Help Desk. The Help Desk was fully staffed by us, and the support expanded to include mainframes, some accounting and human resource system support, and support for other secret information. Using Front Range System’s HEAT, we recorded an average of 1,600 help desk specific calls per month. Many of these calls are resolved over the phone through providing step-by-step instruction or through remote access to the user’s workstation. Calls that cannot be resolved over the phone are assigned to other support groups for resolution or to outside contractors to resolve user issues. Our use of the Front Range System has been so effective that Front Range describes our process as part of their marketing promotion of best use of the system.

DATA MANAGEMENT & ADMINISTRATION

Challenge: Develop and manage a solution to efficiently house data for enterprise applications

Results: Our team provides full life-cycle database administrative services for mainframe and client server operating environments. Our service offerings include database modeling and design, implementation and integration, replication, backup and recovery; and cover 3 major categories to include Database Design, Database Support, and Expert Consulting. Working closely with our customer’s business units our teams work to determine business and data requirements resulting in the development of logical models, business process diagrams, resulting in the development of the corresponding physical models inclusive of server model diagrams, database design documentation and user feedback documentation.

DISASTER RECOVERY & BUSINESS CONTINUITY SUPPORT

Challenge: Developing, testing, and implementing recovery objectives for the enterprise

Results: Our team assists customer in continuity of operations and disaster recovery planning and testing. Our support includes identifying critical hardware and software recovery objectives, calculating and formulating recovery metrics, defining the relationship between recovery and availability, and identifying and implementing technologies that support the established recovery objectives. Our team also provides consulting expertise in support of identifying special recovery requirements for enterprise applications within our customer’s business unit.

EXISTING CONTRACT PROFILES

As of December 31, 2007, we had a portfolio of 26 active contracts with the federal government. Contract mix for the year ended December 31, 2007 was 68% fixed price contracts, 27% time and materials contracts, and 5% cost-plus contracts.

Under a fixed price contract, the contractor agrees to perform the specified work for a firm fixed price. To the extent that actual costs vary from the price negotiated we may generate more or less than the targeted amount of profit or even incur a loss. We generally do not pursue fixed price software development work that may create material financial risk; however, we had one contract of this type which ended in the first quarter of 2007. We do, however, execute some fixed price labor hour and fixed price level of effort contracts which represent similar levels of risk as time and materials contracts in that these fixed price contracts involve a defined number of hours for defined categories of personnel. We refer to such contracts as “level of effort” contracts.

Under a time and materials contract, the contractor is paid a fixed hourly rate for each direct labor hour expended and is reimbursed for direct costs. To the extent that actual labor hour costs vary significantly from the negotiated rates under a time and materials contract, we may generate more or less than the targeted amount of profit.

Cost-plus contracts provide for reimbursement of allowable costs and the payment of a fee which is the contractor’s profit. Cost-plus fixed fee contracts specify the contract fee in dollars or as a percentage of allowable costs. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

Historical contract mix from the continuing operations is summarized in the table below.

Contract Type	2007	2006	2005
Fixed Price (FP)	68%	57%	56%
Time and Materials (T&M)	27%	25%	29%
Cost-Plus (CP)	5%	18%	15%

Listed below are the top programs by 2007 revenue, including single award and multiple award contracts.

TOP PROGRAMS/CONTRACTS BY 2007 REVENUE
($ in millions)

Contract Programs	Customer	Period of Performance	2007 Revenue	Estimated Remaining Contract Value as of 12/31/07	Type
LTMCC	Department of Treasury - IRS	June 2001 - September 2012	$15.1	$11.1	FP
OCC-GSO	Department of Treasury – Office of the Comptroller of the Currency	January 2005 – September 2012	$5.6	$18.9	FP
USSS	Department of Homeland Security	March 2006 – March 2008	$4.1	$0.9	FP; T&M

DESCRIPTION OF MAJOR PROGRAMS / CONTRACTS:

DEPARTMENT OF THE TREASURY - INTERNAL REVENUE SERVICE, LONG TERM MAINTENANCE OF COMPUTING CENTERS (“LTMCC”)

We provide computing center hardware maintenance and software administration support to the IRS main Tax Reporting Systems in Detroit, Michigan and Martinsburg, West Virginia. At the IRS Detroit Computing Center, we currently respond to hardware remedial and preventive maintenance and we administer the software that resides on the IBM z990, 2084-302 mainframe. Our staff of technicians supports the Enterprise Computing Center at Martinsburg’s more than 1425 IBM/IBM compatible peripherals and higher maintenance items in place at the IRS that include sophisticated tape drives, monitors, and printers. We have established a technical support center to resolve problems on a 24x7x365 basis. As of October 1, 2007, we migrated our prime contract role to being the primary subcontractor on the contract.

DEPARTMENT OF THE TREASURY – OFFICE OF THE COMPTROLLER OF THE CURRENCY GLOBAL SERVER OPERATIONS (“OCC-GSO”)

We provide facilities maintenance, mainframe operations, client server operations and network operations center support services to the OCC. With a team of over forty personnel that operate on site supporting the OCC mission, we are responsible for key functional areas in the network operations center, including support of mainframe legacy systems; security monitoring; and desktop engineering; and facility management.

DEPARTMENT OF HOMELAND SECURITY - UNITED STATES SECRET SERVICE (“USSS”)

We support and maintain cost-effective technology facility environment in support of the USSS’s critical mission. Our staff provides IBM 7060-H50 Mainframe, EMC disk storage, and StorageTek tape silo mainframe hardware and computer operations support. Our team also provides OS-390 systems programming, WAN/LAN administration, database administration of Oracle and CA-IDMS databases, and business continuity Planning services, as well as help desk support.

BACKLOG

Backlog is the estimate of the amount of revenue expected to be realized over the remaining life of awarded contracts and task orders we have in hand as of the measurement date. Total backlog consists of funded and unfunded backlog. We define funded backlog as estimated future revenue under government contracts and task orders for which funding has been authorized and appropriated by Congress for expenditure by the applicable agency and the agency has modified our contract to reflect the funding level. Unfunded backlog is the difference between total backlog and funded backlog. Unfunded backlog reflects the estimate of future revenue under awarded government contracts and task orders for which either funding has not yet been appropriated or expenditure has not yet been authorized. Total backlog does not include estimates of revenue from government-wide acquisition contracts (“GWAC”) or General Services Administration (“GSA”) schedules beyond task orders and delivery orders that have already been awarded, but unfunded backlog does include estimates of revenue beyond awarded or funded task orders for other types of indefinite delivery, indefinite quantity (“ID/IQ”) contracts.

Total backlog as of December 31, 2007 was approximately $91.0 million, of which approximately $16.1 million was funded. However, there can be no assurance that we will receive the amounts we have included in backlog or that we will ultimately recognize the full amount of our funded backlog as of December 31, 2007. We estimate our funded backlog will be recognized as revenue during fiscal 2008 or thereafter.

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

COMPETITIVE ANALYSIS

Today we operate in an environment characterized by increased competition and additional barriers to entry. Some of these barriers include:

•	Highly specialized areas (e.g. enterprise resource planning) where entrenched competitors have an advantage in terms of industry recognition or proprietary products/services.
•	“Economies of scale” offered by the very largest competitors, who at times can provide solutions cost-effectively due to their sheer size.
•	Contract bundling scenarios where agencies render only the largest contractors competitive because of the size and scope of the requirement.

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

We have developed—and will continually refine—a multi-element approach to ensure the Company competes effectively even in the presence of one or all of the above factors. We offer a comprehensive array of services and solutions that support our client's ability to focus on their core functional responsibilities and leverage, protect, and maximize their IT investments. More importantly, we are committed to utilizing industry best practices to implement emerging technologies while providing innovative solutions to support and advance our customer's mission. Our approach includes several integrated elements that we will utilize to compete effectively in the full gamut of scenarios that characterize today’s “full and open” arena.

Our competitive edge is based on the following:

•	Focused Mission Assurance Practice with expertise in Information Assurance.
•
Increased emphasis on quality and performance measurement through ITIL & capability maturity model processes - this allows us to compete more effectively on procurements where quality processes signify a key evaluation criterion.

•	Proactive approach to identifying the latest technology and business trends - we work as a corporate-wide team to research, identify, and discuss technology and trends impacting our industry.
•
Large pool of resources to develop leading-edge technology and business solutions - in addition to our highly capable staff, we have access to a pool of expert consulting resources to help customize solutions to meet client needs.

•
Outstanding management solutions through best practices and processes - we interact routinely to share information on best business practices that can be applied to all business opportunities and contracts.

•
Ongoing Customer Relationship Management program that is a highly responsive approach to achieving high customer satisfaction - a key distinguishing factor for us is the excellent reputation attained with our customers over the years.

We routinely apply these competitive strengths in bidding on new procurements - as well as in performing work on our current contracts.

BUSINESS DEVELOPMENT SUMMARY

Our business development function is based on a team approach wherein our executives, business development (“BD”), and operations managers and staff interact and coordinate closely on a day-to-day basis to build our business in mission-critical areas for our customers. New opportunities are identified and qualified by all three functional areas (executive, BD, and operations)—this helps to gain maximum leverage from all BD budgeted resources as well as to more quickly and effectively penetrate our targeted client organizations.

We employ a formal methodology for identifying, pursuing, and capturing new business. Day-to-day business development efforts are based on the following principles:

•
Fully leverage current client relationships to: (a) grow current contracts, and (b) identify and win new opportunities within not only the current divisions/departments, but also across the client organization.

•
Manage and communicate critical client and opportunity information effectively across development and operations groups to help take advantage of all available knowledge and insight—working fully as a team.

•	Qualify opportunities according to a structured, systematic process that helps ensure that we devote our resources to the highest priority leads.
•	Measure and evaluate our achievements against a specific, quantifiable set of short and long-term objectives.

Furthermore, we employ a systematic approach to opportunity identification, qualification, and capture. The overarching goal is to continually refine business development efforts, placing much greater emphasis on opportunities that provide sufficient lead time for us to win. The Company’s lead qualification and bid/no-bid processes support this structured approach, helping to ensure that we devote the vast majority of our resources to the most winnable bids.

CULTURE, PEOPLE AND RECRUITING

To ensure effective response to the key trends outlined in the previous section, we have developed and nurtured a corporate culture that promotes excellence in job performance, respect for the ideas and judgment of our colleagues, and recognition of the value of the unique skills and capabilities of our professional staff. We utilize a wide variety of methodologies and techniques to attract and retain highly qualified and ambitious staff, helping to ensure continuity of support and client satisfaction. Integrity and the highest standards of ethics are also emphasized as core principles for our Company culture.

Furthermore, we strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique, forward-looking team. Paradigm successfully attracts and retains highly skilled employees because of the quality of our work environment, the professional challenge of our assignments, and the financial and career advancement opportunities we make available to our staff.

We occupy state-of-the-art facilities that are conducive to highly technical and collaborative work, while providing individual privacy.

As of December 31, 2007, we had 229 personnel (full time, part time, and consultants). Of total personnel, 193 were IT service delivery professionals and consultants and 36 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions. None of our personnel is represented by a collective bargaining unit. As of December 31, 2006, we had 288 personnel (full time, part time, and consultants). Of total personnel, 234 were IT service delivery professionals and consultants, 30 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions, and 24 were commercial business employees.

WEBSITE ACCESS TO REPORTS

Our filings with the U.S. Securities and Exchange Commission (the “SEC”) and other information, including our Ethics Policy, can be found on our website (www.paradigmsolutions.com). Information on our website does not constitute part of this report. We make available free of charge, on or through our Internet website, as soon as reasonably practicable after they are electronically filed with or provided to the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or provided to pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934.

ITEM 1A. RISK FACTORS

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

We have relied on significant external financing to fund our operations. As of December 31, 2007 and December 31, 2006, we had $7,771 and $371,176, respectively, in cash, $1,687,491 and $2,464,022, respectively, of bank overdraft, and our total current assets were $10,558,497 and $18,719,853, respectively. As of December 31, 2007, current liabilities exceeded current assets by $4.2 million. We may need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. If we do not maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing may result in the need to curtail business operations.

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

ALL OF OUR REVENUE WOULD BE SUBSTANTIALLY THREATENED IF OUR RELATIONSHIPS WITH AGENCIES OF THE FEDERAL GOVERNMENT WERE HARMED

Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenue could decline substantially and we could be forced to curtail our business operations. During the year ended December 31, 2007, contracts with the federal government and contracts with prime contractors of the federal government accounted for nearly 100% of our revenue from continuing operations. During that same period, our two largest clients, all agencies within the federal government, generated approximately 60% of our revenue. We believe that federal government contracts are likely to continue to account for a significant portion of our revenue for the foreseeable future.

WE MAY LOSE MONEY OR GENERATE LESS THAN ANTICIPATED PROFITS IF WE DO NOT ACCURATELY ESTIMATE THE COST OF AN ENGAGEMENT WHICH IS CONDUCTED ON A FIXED-PRICE BASIS

We perform a significant portion of our engagements on a fixed-price basis. We derived 68% of our total revenue in FY2007 and 57% of our total revenue in FY2006 from fixed-price contracts. Fixed price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices.

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

Backlog is our estimate of the amount of revenue we expect to realize over the remaining life of the signed contracts and task orders we have in hand as of the measurement date. Our total backlog consists of funded and unfunded backlog. In the case of government contracts, we define funded backlog as estimated future revenue under government contracts and task orders for which funding has been appropriated by Congress and authorized for expenditure by the applicable agency under our contracts. Unfunded backlog is the difference between total backlog and funded backlog. Our total backlog does not include estimates of backlog from GWAC or GSA schedules beyond signed, funded task orders, but does include estimated backlog beyond signed, funded task orders for other types of ID/IQ contracts.

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based upon factors such as historical trends, competition and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of backlog from which we expect to recognize revenue in fiscal 2007 or any future period is likely to be inaccurate because the receipt and timing of any of these revenue is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual receipt of revenue on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. Additionally, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. We also derive revenue from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity which is generally very small. If we fail to realize revenue included in our backlog, our revenue and operating results for the then current fiscal year as well as future reporting periods may be materially harmed.

OUR GOVERNMENT CONTRACTS MAY BE TERMINATED OR ADVERSELY MODIFIED PRIOR TO COMPLETION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

We derive substantially all of our revenue from government contracts that typically are awarded through competitive processes and span a one year base period and one or more option years. The unexpected termination or non-renewal of one or more of our significant contracts could result in significant revenue shortfalls. Our clients generally have the right not to exercise the option periods. In addition, our contracts typically contain provisions permitting an agency to terminate the contract on short notice, with or without cause. Following termination, if the client requires further services of the type provided in the contract, there is frequently a competitive re-bidding process. We may not win any particular re-bid or be able to successfully bid on new contracts to replace those that have been terminated. Even if we do win the re-bid, we may experience revenue shortfalls in periods where we anticipated revenue from the contract rather than its termination and subsequent re-bidding. These revenue shortfalls could harm operating results for those periods and have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY HAVE DIFFICULTY IDENTIFYING AND EXECUTING FUTURE ACQUISITIONS ON FAVORABLE TERMS, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND STOCK PRICE.

We cannot ensure that we will be able to identify and execute acquisitions in the future on terms that are favorable to us, or at all. One of our key growth strategies is to selectively pursue acquisitions. Through acquisitions, we plan to expand our base of federal government clients, increase the range of solutions we offer to our clients and deepen our penetration of existing clients. Without acquisitions, we may not grow as rapidly as the market expects, which could cause our actual results to differ materially from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

•	Increased competition for acquisitions which may increase the price of our acquisitions;
•
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

•	Acquisition financing may not be available on reasonable terms, or at all.

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

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. We anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

•	Issue stock that would dilute our current stockholders’ percentage ownership;
•	Incur debt;
•	Assume liabilities;
•	Incur amortization expenses related to intangible assets; or
•	Incur significant write-offs or restructuring charges to integrate and operate the acquired business.

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

Our operation of any acquired business will also involve numerous risks, including:

•	Integration of the operations of the acquired business and its technologies or products;
•	Unanticipated costs;
•	Diversion of management’s attention from our core business;
•	Adverse effects on existing business relationships with suppliers and customers;
•	Risks associated with entering markets in which we have limited prior experience; and
•	Potential loss of key employees, particularly those of the purchased organizations.

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

FAILING TO MAINTAIN STRONG RELATIONSHIPS WITH PRIME CONTRACTORS COULD RESULT IN A DECLINE IN OUR REVENUE

We derived approximately 23% of our revenue during the year ended December 31, 2007 through our subcontractor relationships with prime contractors, which, in turn, hold the prime contract with end-clients. We project over the next few years the percentage of subcontractor revenue will increase significantly. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose this source of revenue, which, if not replaced, could adversely affect our operating results.

OUR RELATIVELY FIXED OPERATING EXPENSES EXPOSE US TO GREATER RISK OF INCURRING LOSSES

We incur costs based on our expectations of future revenue. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict our operating results. If we fail to predict our revenue accurately, it may materially adversely harm our financial condition.

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

IF WE EXPERIENCE DIFFICULTIES COLLECTING RECEIVABLES IT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED

As of December 31, 2007, 54% of our total assets were in the form of accounts receivable, thus, we depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. As of December 31, 2007, we had unbilled receivable of $5,783,358 included in the total accounts receivable for which we are awaiting authorization to invoice. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor does not authorize us to invoice or fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

SECURITY BREACHES IN SENSITIVE GOVERNMENT SYSTEMS COULD RESULT IN THE LOSS OF CLIENTS AND NEGATIVE PUBLICITY

Some of the systems we develop involve managing and protecting information involved in sensitive government functions. A security breach in one of these systems could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other government clients, which could force us to curtail our business operations. Losses that we could incur from such a security breach could exceed the policy limits under the “errors and omissions” liability insurance we currently have. Our current coverage under the “errors and omission” liability insurance is $5 million.

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

WE MUST RECRUIT AND RETAIN QUALIFIED PROFESSIONALS TO SUCCEED IN OUR LABOR INTENSIVE BUSINESS

Our future success depends in large part on our ability to recruit and retain qualified professionals skilled in complex information technology services and solutions. Such personnel as Java developers and other hard-to-find information technology professionals are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense. Any inability to recruit and retain a sufficient number of these professionals could hinder the growth of our business. The future success of Paradigm will depend on our ability to attract, train, retain and motivate direct sales, customer support and highly skilled management and technical employees. We may not be able to successfully expand our direct sales force, which would limit our ability to expand our customer base. Further, we may not be able to hire highly trained consultants and support engineers which would make it difficult to meet our clients’ demands. If we cannot successfully identify and integrate new employees into our business, we will not be able to manage our growth effectively. Because a significant component of our growth strategy relates to increasing our revenue from sales of our services and software, our growth strategy will be adversely affected if we are unable to develop and maintain an effective sales force to market our services to our federal customers. A key component of our growth strategy is the recruitment of additional sales executives. Our effort to build an effective sales force may not be successful and, therefore, we could be forced to cut back on our growth strategy.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM, AND THE LOSS OF ANY MEMBER MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN AND MAINTAIN CLIENTS

We believe that our success depends on the continued employment of our senior management team of Peter LaMontagne, President and CEO and Richard Sawchak, Senior Vice President & CFO. We have key executive life insurance policies for Mr. LaMontagne and Mr. Sawchak for up to $1 million. Their employment is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons would be difficult to replace and our business could be seriously harmed. Furthermore, clients or other companies seeking to develop in-house capabilities may attempt to hire some of our key employees. Employee defections to clients or competitors would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity.

AUDITS OF OUR GOVERNMENT CONTRACTS MAY RESULT IN A REDUCTION IN THE REVENUE WE RECEIVE FROM THOSE CONTRACTS OR MAY RESULT IN CIVIL OR CRIMINAL PENALTIES THAT COULD HARM OUR REPUTATION

Federal government agencies routinely audit government contracts. These agencies review a contractor’s performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. An audit could result in a substantial adjustment to our revenue because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. If any or all of these allegations were made against us, we could be forced to curtail or cease our business operations.

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

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

Our common stock is traded on the Over-the-Counter Bulletin Board. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the information technology services industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock for the year ended December 31, 2007 was 1,047 shares per day. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

QUARTERLY REVENUE AND OPERATING RESULTS COULD BE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

The rate at which the federal government procures technology may be negatively affected by new Presidential Administrations and Senior Government officials. As a result, our operating results could be volatile and difficult to predict, and period-to-period comparisons of our operating results may not be a good indication of our future performance.

A significant portion of our operating expenses, such as personnel and facilities costs, are fixed in the short term. Therefore, any failure to generate revenue according to our expectations in a particular quarter could result in reduced income in the quarter. In addition, our quarterly operating results may not meet the expectations of investors, which in turn may have an adverse affect on the market price of our common stock.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;
•	That are not traded on a “recognized” national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenue of less than $6.0 million for the last three years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at the following locations:

Location	Square Feet	Monthly Rent	Expiration Date
9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850 (a)	15,204	$30,994	May 31, 2012
2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852 (a)	14,318	$36,877	May 31, 2011
2424 West Vista Way, suite 204, Oceanside, CA 92054 (b, c)	2,127	$3,796	November 30, 2010
1420 Spring Hill Road, suite 420, McLean, VA 22102 (b, c)	6,139	$11,401	April 30, 2009
17001 Science Drive, suite 110-111, Bowie, MD 20715 (b)	2,490	$3,585	September 30, 2008
15th and H Streets, N.W. Washington, D.C. 20005	16,364	$36,836	June 30, 2007

(a)
We moved our Headquarters from 2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852 to  9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850 in June 2006. We subleased the Tower Oaks facility in June 2006.

(b)	These facilities are assumed from the Trinity and CTS acquisitions.
(c)
As part of our acquisition and integration plan, these two facilities are in the process of being sub-leased as soon as reasonable sub-lessees can be engaged. We subleased the Oceanside facility in March 2008.

Management believes the two principal offices are adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “PDHO” since September 14, 2004, following our name change and a 1 for 85 reverse stock split.

The following table sets forth the high and low market prices for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since January 2006 for the periods indicated. Such information reflects inter dealer prices without retail mark-up, mark down or commissions and may not represent actual transactions.

The following table sets forth, for the periods indicated, the market price range of the common stock.

YEAR 2007	High Price	Low Price
Quarter Ended March 31, 2007	$0.92	$0.75
Quarter Ended June 30, 2007	$0.94	$0.60
Quarter Ended September 30, 2007	$1.00	$0.80
Quarter Ended December 31, 2007	$1.01	$0.70

YEAR 2006	High Price	Low Price
Quarter Ended March 31, 2006	$5.00	$1.70
Quarter Ended June 30, 2006	$4.00	$2.00
Quarter Ended September 30, 2006	$3.95	$1.23
Quarter Ended December 31, 2006	$1.25	$0.60

On March 24, 2008, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.53 per share. As of March 24, 2008, we had approximately 2,700 holders of common stock and 20,543,153 shares of our common stock were issued and outstanding. Many of our shares are held in brokers’ accounts, so we are unable to give an accurate statement of the number of shareholders.

DIVIDENDS

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure investors that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider. Our preferred stock bears an annual dividend of 10% of face value. As of December 31, 2007, $75,000 was declared as dividends on the preferred stock.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of (i) the NASDAQ Composite—Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of Paradigm Holdings, Inc. (“Paradigm” and/or the “Company”) and the following other federal government service providers with whom we compete: CACI International Inc., Dynamics Research Corp., ManTech International Corp., and SRA International Inc. for the period commencing December 31, 2004, assuming $100 was invested on December 31, 2004. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Cumulative Two Year Total Return

Company/Index	Based Period December 2004	December 2005	Years Ending December 2006	December 2007
Paradigm Holdings, Inc.	$100	$54.29	$21.43	$28.29
NASDAQ Composite-Total Return	$100	$101.37	$111.03	$121.92
Russell 2000 Stock Index	$100	$103.32	$120.89	$117.57
Federal peer group	$100	$89.04	$69.77	$143.34

RECENT SALES OF UNREGISTERED SECURITIES

Stock Options

Effective August 2 and 13, 2007, we granted options to acquire 157,000 shares and 25,000 shares of common stock, respectively, to certain employees. The stock options were granted from the 2006 Stock Incentive Plan. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $0.84 per share, and expire on August 1, 2017 and August 12, 2017, respectively.

Effective May 3, 2007, we granted options to acquire 50,000 shares of common stock to one employee. The stock options were granted from the 2006 Stock Incentive Plan. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $0.80 per share, and expire on May 2, 2017.

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

These options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly.

Preferred Stock

On July 25, 2007, we completed a private placement led by members of our senior management and Board of Directors for gross proceeds of $1.8 million. The Company issued 1,800 shares of convertible preferred stock with par value of $0.01 per share, which bear an annual dividend of 10% and are convertible into 1.5 million shares of the Company's common stock at an average of $1.20 per common share. The private placement included 5-year warrants to purchase approximately 149,400 shares of common stock at $1.20 per share. Proceeds from this offering were used for general working capital and acquisition financing. The investors included certain officers and directors of the Company.

Noble Financial Group acted as the placement agent to the Company, and received fees related to the transaction consisting of:

•	$70,000 in cash, and
•	warrants to purchase 83,333 common shares of the Company at $1.20 per common share.

Individual	Number of Shares Issued	Number of Warrants Received
Peter LaMontagne	100	8,300
Richard Sawchak	100	8,300
John A. Moore	500	41,500
FTC Emerging Markets	1,000	83,000
Semper Finance (a)	50	4,150
USA Asset Acquisition Corp. (a)	50	4,150

(a)	Francis X. Ryan is the President to each of these entities and controls the investment decisions of these entities.

Common Stock

On December 31, 2007, we issued 128,282 shares of common stock as earn-out compensation to Samuel Caldwell upon meeting of the earn-out compensation conditions set forth in the Caldwell Purchase Agreement. These shares vested immediately. The fair value of the common stock issued was $127,000 which was recorded as additional goodwill recognized from the CTS acquisition and was included as part of additional paid-in capital at December 31, 2007.

On May 3, 2007, the Board of Directors of the Company granted 1,400,000 shares of restricted common stock, par value $0.01 per share, to certain individuals. The restricted shares were issued from the 2006 Stock Incentive Plan with the intent of providing a longer-term employment retention mechanism to key management and board members. The restricted shares will vest on January 2, 2012 and have no interim vesting periods. The fair value of the restricted stock granted was $1.1 million and will be expensed as general & administrative expense and included as part of additional paid-in capital over the vesting period.

Individual	Number of Shares Issued
Peter LaMontagne	600,000
Richard Sawchak	400,000
Anthony Verna	100,000
Francis X. Ryan	100,000
John A. Moore	100,000
Edwin Mac Avery	100,000

On August 16, 2006, we announced the issuance of 291,666 shares of common stock to two employees as part of their employment agreements over three installments. These shares vested immediately.

	Number of Shares Issued
Individual	September 1, 2006	November 1, 2006	December 31, 2006
Thomas Kristofco	77,777	77,778	77,778
Robert Duffy	19,444	19,444	19,445

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of the Consolidated Financial Statements. The reader should read the following data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Consolidated Financial Statements and related notes therewith. Effective November 5, 2004, we revoked our S-Corporation status and became a C-Corporation. After the revocation of the S election, Paradigm is responsible for income taxes generated as a result of reporting taxable income. The Consolidated Financial Statements as of December 31, 2004 and 2003 include both the audited Consolidated Financial Statements and pro forma adjustments to provide for an income tax provision (benefit) and a deferred income tax liability for each year presented as if Paradigm had been a C-Corporation during these periods of operation. Paradigm assumed an effective tax rate of 38.6% which reflects federal taxes at 34% and state taxes, net of the federal benefit. There are no significant permanent differences in any of the periods presented.

	Years Ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003

Statements of operations data:
Contract revenue	$46,678	$59,828	$62,284	$61,697	$51,197
Cost of revenue	39,525	50,508	51,153	53,060	45,361
Gross margin	7,153	9,320	11,131	8,637	5,836
Selling, General & Administrative	6,941	8,315	7,908	7,916	4,392
Income from operations	212	1,005	3,223	721	1,444
Total other (expense) income	(1,182)	(510)	(247)	(50)	22
Income from continuing operations before income tax benefits	(970)	495	2,976	671	1,466
(Benefit) provision for income taxes	(245)	323	1,110	2,901	421
(Loss) income from continuing operations	(725)	172	1,866	(2,230)	1,045
Loss from discontinued operations, net of taxes	(109)	(3,810)	(1,043)	(1,537)	(613)
Net (loss) income	$(834)	$(3,638)	$823	$(3,767)	$432
Dividends on preferred stock	75	—	—	—	—
Net (loss) income attributable to common shareholders	$(909)	$(3,638)	$823	$(3,767)	$432

Net (loss) income per common share:
Basic
(Loss) income from continuing operations	$(0.04)	$0.01	$0.09	$(0.12)	$0.06
Net (loss) income	$(0.05)	$(0.18)	$0.04	$(0.21)	$0.03
Diluted
(Loss) income from continuing operations	$(0.04)	$0.01	$0.09	$(0.12)	$0.06
Net (loss) income	$(0.05)	$(0.18)	$0.04	$(0.21)	$0.03

Weighted average number of common shares:
Basic	19,316	20,552	20,108	17,897	17,500
Diluted	19,316	20,713	20,110	17,897	17,500

Other data:
Net cash provided by (used in) operating activities	$2,072	$(1,081)	$(298)	$(117)	$(1,623)
Net cash used in investing activities	(792)	(298)	(1,853)	(292)	(995)
Net cash (used in) provided by financing activities	(1,642)	808	2,915	570	2,006
Capital expenditures from continuing operations	(38)	(132)	(375)	(292)	(1,043)

Balance sheet date (as of December 31):
Current assets	$10,558	$18,720	$17,384	$16,604	$17,291
Total assets	16,720	19,547	21,403	17,688	18,382
Current liabilities	14,736	17,646	15,851	13,832	12,141
Capital leases payable, net of current portion	2	32	56	—	—
Stockholders’ equity	1,472	1,655	4,679	2,356	6,127

PRO FORMA FINANCIAL DATA:

The unaudited pro forma information for the periods set forth below is based on the operations of Paradigm and is prepared as if Paradigm had been a C-Corporation at the beginning of each period assuming a tax provision of 38.6% for 2003 and 2004.

	Years Ended December 31,
(in thousands, except per share data)	2007	2006	2005	Pro forma 2004	Pro forma 2003
Contract revenue	$46,678	$59,828	$62,284	$61,697	$51,197
Income from continuing operations before income tax benefits	(970)	495	2,976	671	1,466
(Benefit) provision for income taxes	(245)	323	1,110	259	566
(Loss) income from continuing operations	(725)	172	1,866	412	900
Net (loss) income	$(834)	$(3,638)	$823	$(1,125)	$287
Dividends on preferred stock	75	—	—	—	—
Net (loss) income attributable to common shareholders	$(909)	$(3,638)	$823	$(1,125)	$287

Net (loss) income per common share:
Basic	$(0.04)	$(0.18)	$0.04	$(0.06)	$0.02
Diluted	$(0.05)	$(0.18)	$0.04	$(0.06)	$0.02

Weighted average number of common shares:
Basic	19,316	20,552	20,108	17,897	17,500
Diluted	19,316	20,713	20,110	17,897	17,500

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reader should read the following discussion in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and related notes included elsewhere in this filing. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements.”

GENERAL

Paradigm provides information technology (“IT”) and business continuity solutions primarily to government customers. Headquartered in Rockville, Maryland, Paradigm was founded based upon strong commitment to high standards of performance, integrity, customer satisfaction, and employee development.

With an established core foundation of experienced executives, we have grown from six employees in 1996 to the current level of 229 personnel (full time, part time, and consultants). Our annual revenue was approximately $46.7 million in 2007.

As of December 31, 2007, Paradigm was comprised of three subsidiary companies: 1) Paradigm Solutions Corporation, which was incorporated in 1996 to deliver IT services to federal agencies, 2) Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace, and 3) Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of National Security programs within the Intelligence Community.

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

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the "Trinity Stock Purchase Agreement") by and among the Company, Trinity and the shareholders of Trinity (the "Shareholders"). On April 9, 2007, the Company completed the acquisition of Trinity for $4 million, pursuant to the Trinity Stock Purchase Agreement. Pursuant to the terms and conditions set forth in the Trinity Stock Purchase Agreement, the Company purchased from the Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity became a wholly-owned subsidiary of the Company in exchange for a $4 million promissory note issued to the Shareholders. The Company paid $500 thousand on April 9, 2007, $1.5 million in July 2007 and has $2.0 million outstanding as of December 31, 2007. In addition, under certain conditions as set forth in the Stock Purchase Agreement, the Shareholders will be eligible for incentive bonuses, which will be recorded as compensation expense, if any, for winning new contracts for Trinity. As part of the Company’s acquisition and integration plan, two leased facilities related to Trinity are in the process of being sub-leased as soon as reasonable sub-lessees can be engaged. The Company subleased one of the leased facilities in March 2008. According to Emerging Issues Task Force Issue (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded the remaining facility lease costs of $0.1 million as a liability at the acquisition date with a corresponding adjustment to goodwill.

On June 6, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, CTS, a Maryland limited liability company and the members of CTS (the “Members”). Pursuant to the terms and conditions set forth in the Purchase Agreement, the Company purchased from the Members, all of the issued and outstanding membership units of CTS and CTS became a wholly-owned subsidiary of the Company in exchange for the following consideration:

•	payment to the Members of $75,000 in cash;

•	assumption by the Company of CTS's federal tax liabilities and debt in an amount not to exceed an aggregate amount equal to $860,000; and

•
payment by the Company of the transaction costs incurred by CTS's accountants and Madison
Capital Markets, LLC. in connection with the transactions contemplated in the Purchase Agreement in amounts not to exceed $45,000 and $180,000, respectively.

In addition, under certain conditions as set forth in the Purchase Agreement, the Members will be eligible for earn-out compensation of up to $2,540,000 for achieving certain revenue and pre-tax income goals during the twelve months following the closing of the transaction. The Members earned $0.3 million of the earn-out compensation as of December 31, 2007 based on the calculation performed. As of December 31, 2007, the Members are eligible for a remaining potential earn-out compensation of $1.9 million if the conditions as set forth in the Purchase Agreement are met during the twelve months following the closing of the transaction. Based on the guidance from Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchased Business Combination”, this contingent arrangement should be treated as additional purchase price and increase goodwill when the outcome of the contingency is determinable beyond a reasonable doubt.

On July 2, 2007, the Company, CTS and the Members completed the transactions contemplated in the CTS Stock Purchase Agreement.

We derive substantially all of our revenue from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the year ended December 31, 2007, our business was comprised of 68% fixed price, 27% time and material, and 5% cost-plus contracts.

Our historical revenue growth was attributable to various factors, including an increase in the size and number of projects for existing and new clients. At the end of December 31, 2007, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our two largest clients, both agencies within the federal government, generated approximately 60% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to contingent liabilities, revenue recognition, and other intangible assets.

Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies which require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, costs of revenue, goodwill and intangible assets, impairment of long-live assets, and share-based compensation.

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

•
Under FFP contracts, revenue is generally recognized subject to the provision of the Security Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” For those contracts that are within the scope of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type contracts”, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting and revenue is recognized separately in accordance with the Company's revenue recognition policy for each element. Further, if an arrangement requires the delivery or performance of multiple deliveries or elements under a bundled sale, the Company determines whether the individual elements represent "separate units of accounting" under the requirements of EITF No.00-21, “Revenue Arrangements with Multiple Deliverables”, and allocates revenue to each element based on relative fair value.

Software revenue recognition for sales of OpsPlanner is in accordance with AICPA SOP 97-2, “Software Revenue Recognition.” Since the Company has not yet established vendor specific objective evidence of fair value for the multiple arrangements typically contained within an OpsPlanner sale, revenue from the sale of OpsPlanner is recognized ratably over the term of the contract. The OpsPlanner software was sold as part of the sale of the commercial business on February 28, 2007. Effective March 1, 2007, the Company is the exclusive reseller of the OpsPlanner software to the federal government.

In certain contracts, revenue includes third-party hardware and software purchased on behalf of clients. The level of hardware and software purchases made for clients may vary from period to period depending on specific contract and client requirements. The Company recognizes the gross revenue under EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent”, for certain of its contracts which contain third-party products and services, because in those contracts, the Company is contractually bound to provide a complete solution which includes labor and additional services in which the Company maintains contractual, technical and delivery risks for all services and agreements provided to the customers, and the Company may be subject to financial penalties for non-delivery.

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

COST OF REVENUE

Our costs are categorized as cost of revenue or selling, general & administrative expenses. Cost of revenue are those that can be identified with and allocated to specific contracts and tasks. They include labor, subcontractor costs, consultant fees, travel expenses, materials and an allocation of indirect costs. Indirect costs consist primarily of fringe benefits (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker’s compensation and other benefits), intermediate management and certain other non-direct costs which are necessary to provide direct labor. Indirect costs, to the extent that they are allowable, are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense and certain general and administrative expenses. Cost of revenue is considered to be a critical accounting policy because it inherently involves estimation on our FP contracts. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of our progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise our estimated total costs.

ASSUMPTIONS RELATED TO PURCHASE ACCOUNTING AND GOODWILL AND INTANGIBLE ASSETS

We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair value of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as contract-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions are estimates of the acquired assets and liabilities would result in changes to the fair value, resulting in an offsetting change to the goodwill balance associated with the business acquired.

We conduct a review for impairment of goodwill and intangible assets recorded in the continuing operations at least annually, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, in the fourth quarter. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets’ expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets.

SHARE-BASED COMPENSATION

The Company has used stock options and restricted common stock to attract, retain, and reward employees for long-term service. Generally accepted accounting principles in the United States of America had allowed alternative methods of accounting for these awards. Prior to 2006, the Company had chosen to account for our stock option plan under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Since option exercise prices reflect the market value per share of our stock upon grant, no compensation expense related to stock options was reflected in our consolidated statements of operations for periods ended prior to January 1, 2006.

SFAS No. 123 (revised 2004) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of SFAS No. 123 (revised 2004), if it had been in effect, on the net earnings and related per common share amounts of our fiscal year ended December 31, 2005 was disclosed in Note 1 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2005. Since the Company adopted SFAS No. 123 (revised 2004), effective January 1, 2006 using the modified prospective transition method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. There were no unvested options prior to the adoption of SFAS No. 123 (revised 2004) on January 1, 2006. The Company measured share-based compensation cost using the Black-Scholes option pricing model.

The following assumptions were used for option grants during the years ended December 31, 2007 and 2006:

Dividend Yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate - Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on a combination of the historical volatility of the Company's common stock for the periods that it has been publicly traded as supported by volatilities of similar entities. When the Company makes its determination as to similarity, the industry, stage of life cycle, size and financial leverage of such other entities are considered.

Expected Term of the Options - This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on an estimated average life of the options granted. Due to the lack of historical information, the Company estimated the expected life of six years for options granted using the safe harbor criteria of SEC SAB No. 107, “Share-Based Payments.”

As of December 31, 2007, there was $1.5 million of total unrecognized compensation costs related to nonvested stock option arrangements granted during fiscal years 2006 and 2007 and nonvested restricted common stock issued during fiscal year 2007. The cost is to be recognized over a weighted average period of 1.8 years for the stock options and 4.0 years for the restricted common stock.

Upon adoption of SFAS No. 123 (revised), the Company continues to use the Black-Scholes option pricing models for share-based awards, as was utilized previously and required under SFAS No. 123.

Refer to Notes 1 and 14 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s share-based awards.

ESTIMATES USED TO DETERMINE INCOME TAX EXPENSE

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. Uncertain tax benefits are evaluated and recorded based on the guidance provided in the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, upon adoption on January 1, 2007.

SEGMENT REPORTING

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that have a current or future potential impact on our consolidated financial statements are as follows:

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 157

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” In February 2008, the FASB issued a FASB Staff Positions No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157”.

SCOPE OF THIS STATEMENT

The statement defines fair value, establishes a framework for a measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows. FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of this FSP.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 159

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

SCOPE OF THIS STATEMENT

The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 became effective for the Company on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s statements of operations, financial position, or cash flows.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 141 (revised 2007)

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”

SCOPE OF THIS STATEMENT

The statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquiree and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt SFAS No. 141 (revised 2007) on January 1, 2009. The Company has not yet evaluated what impact, if any, SFAS No. 141 (revised 2007) will have on its results of operations or financial position.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 160

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, " Noncontrolling Interests in Consolidated Financial Statements."

SCOPE OF THIS STATEMENT

The statement establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company will adopt SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
(in thousands, except the percentages)	2007	2006	2005	2007	2006	2005

Statements of operations data:
Contract revenue	$46,678	$59,828	$62,284	100.0%	100.0%	100.0%
Cost of revenue	39,525	50,508	51,153	84.7	84.4	82.1
Gross margin	7,153	9,320	11,131	15.3	15.6	17.9
Selling, General & Administrative	6,941	8,315	7,908	14.9	13.9	12.7
Income from operations	212	1,005	3,223	0.4	1.7	5.2
Total other expense	(1,182)	(510)	(247)	(2.5)	(0.9)	(0.4)
(Benefit) provision for income taxes	(245)	323	1,110	(0.5)	0.5	1.8
(Loss) income from continuing operations	(725)	172	1,866	(1.6)	0.3	3.0
Net (loss) income	$(834)	$(3,638)	$823	(1.8)%	(6.1)%	1.3%

The table below sets forth the service mix in revenue with related percentages of total revenue.

	Years Ended December 31,
	2007	2006	2005	2007	2006	2005

Federal service contracts	$26,675	43,781	$44,225	57.2%	73.2%	71.0%
Federal repair & maintenance contracts	19,899	16,047	18,059	42.6%	26.8%	29.0%
Commercial	104	—	—	0.2%	—%	—%
Total revenue	$46,678	$59,828	$62,284	100.0%	100.0%	100.0%

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

Revenue. For the year ended December 31, 2007, revenue decreased 22% to $46.7 million from $59.8 million for the same period in 2006. The decrease in revenue is attributable to a decrease in our federal service contracts business of $17.0 million. The decrease in service business was partially off-set by an increase of $3.9 million in the federal repair and maintenance business. The decrease in service business is attributable to the completion of four of our federal contracts, which were not renewed during 2007 which was partially off-set by the $5.3 million service business revenue from the two acquisitions completed in 2007. The increase in repair and maintenance business is attributable to higher revenue on our primary maintenance contract. We expect our current lower revenue run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. Cost of revenue for our service business decreased $13.7 million primarily attributable to the corresponding decrease in service revenue. Cost of revenue for our repair and maintenance business increased $2.7 million was primarily attributable to the corresponding increase in repair and maintenance revenue. For the year ended December 31, 2007, cost of revenue decreased 21.7% to $39.5 million from $50.5 million for the same period in 2006. As a percentage of revenue, cost of revenue was 84.7% for the year ended December 31, 2007 as compared to 84.4% for the year ended December 31, 2006.

Gross Margin. For the year ended December 31, 2007, gross margin decreased 23.3% to $7.2 million from $9.3 million for the same period in 2006. Gross margin as a percentage of revenue decreased to 15.3% for the year ended December 31, 2007 from 15.6% for the year ended December 31, 2006. Gross margin as a percentage of revenue decreased due to decreased service business margin. Gross margin as it relates to our service business decreased 47.2% to $3.7 million from $7.1 million for the same period in 2006. The decrease in services gross margin is due to lower revenue and higher operating expenses as discussed above. Gross margin, as it relates to our repair and maintenance business, increased 52.9% to $3.4 million from $2.2 million for the same period in 2006. The increase in maintenance gross margin is directly attributable to the increase in revenue, more profitable mix of maintenance products and better contract management.

Selling, General & Administrative. For the year ended December 31, 2007, selling, general & administrative (SG&A) expenses decreased 16.5% to $6.9 million from $8.3 million for the same period in 2006. As a percentage of revenue, SG&A expenses increased to 14.9% for the year ended December 31, 2007 from 13.9% for the same period in 2006. The decrease in SG&A expense was due to decreased compensation expense of $2.1 million associated with reductions in employees as we controlled SG&A related expenses to balance the impact resulting from decreased revenue. The decrease in compensation expense was partially off-set by the $0.4 million increase in accounting related expenses, which included SOX related costs of $0.2 million, and the $0.3 million increase in share-based compensation expenses on options granted and restricted common stock issued. Management will continue monitoring SG&A expenses in 2008.

Other Expense. For the year ended December 31, 2007, other expense increased to $1.2 million from $0.5 million for the same period in 2006. As a percentage of revenue, other expense increased to 2.5% for the year ended December 31, 2007 from 0.9% for the same period in 2006. The increase in other expense was primarily attributable to higher interest rates and increased reliance on borrowings from our line of credit facility with Chevy Chase Bank (“CCB”), prior to March 23, 2007, and Silicon Valley Bank (“SVB”), after March 23, 2007, to fund general operations including the commercial business, the discontinued operations and interest expense on the note payable issued in conjunction for the Trinity acquisition. The interest rates charged by SVB ranged from 9.75% to 13.25% for the year ended December 31, 2007. The interest rates charged by CCB ranged from 6.89% to 8.39% for the year ended December 31, 2006. We expect to have a lower interest expense on our line of facility in 2008 as a result of the declining interest rate market. Refer to LIQUIDITY AND CAPITAL RESOURCES section below for further discussion.

Income Taxes. For the year ended December 31, 2007, income taxes decreased to an income tax benefit of $245 thousand from an income tax expense of $323 thousand for the same period in 2006. The decrease in income taxes was primarily attributable to pre-tax loss for the year ended December 31, 2007 compared to a pre-tax income for the same period in 2006. Our discontinued operations had income tax benefits of $118 thousand from the operations of discontinued component and an income tax expense of $405 thousand on sale of the discontinued operations for the year ended December 31, 2007 compared to an income tax benefit of $1.0 million for the same period in 2006. Management believes the entire $245 thousand of income tax benefit will be realizable as we have sufficient taxable income from prior years to utilize the tax benefit for the year ended December 31, 2007.

Net (Loss) Income. For the year ended December 31, 2007, net loss decreased to $834 thousand which included an after-tax loss of $186 thousand from the operations of discontinued component and an after-tax gain of $78 thousand on sale of the discontinued operations, the commercial business, from a net loss of $3.6 million for the same period in 2006. The net loss for the year ended December 31, 2006 included an after-tax loss from the commercial operations of $3.8 million.

For the year ended December 31, 2007, net loss from continuing operations decreased to $0.7 million from a net income of $0.2 million for the same period in 2006. The net loss was due to decreases in gross margin and increases in interest expenses discussed above, which was partially off-set by lower SG&A expenses.

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

Revenue. For the year ended December 31, 2006, revenue decreased 3.9% to $59.8 million from $62.3 million for the same period in 2005. The decrease in revenue is attributable to a decrease in our federal service and maintenance contracts business of $0.4 million and $2.0 million, respectively. The decrease in service business is attributable to the completion of one of our federal contracts, which was not renewed, during 2006, the reduction in scope of another of our programs, partially off-set by increase in certain service contracts. The decrease in maintenance business is attributable to an upgrade performed on our largest maintenance contract during the year ended December 31, 2005, which was not repeated during the year ended December 31, 2006.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. Cost of revenue for our maintenance business decreased $2.7 million due to the decrease in revenue and improved operating efficiencies on our maintenance contracts. The decrease in maintenance cost of revenue was partially off-set by increases in the cost of revenue for our service business of $2.1 million. The increase in cost of revenue for our service business is due to the $0.6 million contract loss allowance on one of our firm fixed price federal service contracts, $1.4 million increase in operating expenses from another service contract and $0.1 million increase on all other federal service contracts. For the year ended December 31, 2006, cost of revenue decreased 1.3% to $50.5 million from $51.2 million for the same period in 2005. As a percentage of revenue, cost of revenue was 84.4% for the year ended December 31, 2006 as compared to 82.1% for the year ended December 31, 2005. The increase in cost as a percentage of revenue was primarily attributable to the increased operating expenses and the contract loss allowance described above, partially off-set by the increased operating efficiencies on maintenance contracts.

Gross Margin. For the year ended December 31, 2006, gross margin decreased 16.3% to $9.3 million from $11.1 million for the same period in 2005. Gross margin as a percentage of revenue decreased to 15.6% for the year ended December 31, 2006 from 17.9% for the year ended December 31, 2005. Gross margin as a percentage of revenue decreased due to decreased services margin. Gross margin as it relates to our service contracts decreased 26.3% to $7.1 million from $9.6 million for the same period in 2005. The decrease in services gross margin is due to higher operating expenses on one of our fixed price service contracts as discussed above. Gross margin, as it relates to our maintenance contracts, increased 47.7% to $2.2 million from $1.5 million for the same period in 2005. The increase in maintenance gross margin is attributable to the improved operating efficiencies within our largest fixed price maintenance contract.

Selling, General & Administrative. For the year ended December 31, 2006, selling, general & administrative (SG&A) expenses increased 5.1% to $8.3 million from $7.9 million for the same period in 2005. As a percentage of revenue, SG&A expenses increased to 13.9% for the year ended December 31, 2006 from 12.7% for the same period in 2005. The increase in SG&A expenses was attributable to the severance accrual expected in September and December 2006 of $0.8 million and share-based compensation expenses on options granted to PSC employees of $148 thousand, which were off-set by cost savings in other SG&A expenses of $0.6 million as the we controlled SG&A related expenses to balance the impact resulting from decreased 2006 revenue.

Impairment Loss. During the year ended December 31, 2006, as part of the decision to sell the commercial business, we conducted an impairment review of goodwill and long-lived assets recorded from the acquisition of Blair in October 2005, part of discontinued operations. We used the discounted cash flow valuation model based on management’s projection of future commercial cash flows to determine the fair value of goodwill and long-lived assets. The review indicated the fair value of goodwill and long-lived assets was less than the carrying value. Accordingly, we recorded an impairment loss of $1.8 million during the year ended December 31, 2006. The impairment loss is included in the loss from discontinued operations reported in the Consolidated Statements of Operations. The impairment is the result of slower than expected revenue growth and operating losses within the consulting area of the commercial business that have continued to occur through the period ended December 31, 2006.

Other Expense. For the year ended December 31, 2006, other expense increased to $0.5 million from $0.2 million for the same period in 2005. As a percentage of revenue, other expense increased to 0.9% for the year ended December 31, 2006 from 0.4% for the same period in 2005. The increase in other expense was attributable to higher interest rates in 2006 and increased reliance on borrowings from our line of credit facility with CCB to fund general operations including the commercial business, the discontinued operations. The interest rate charged by CCB was 8.35% at December 31, 2006 compared to 6.79% at December 31, 2005.

Income Taxes. For the year ended December 31, 2006, income taxes decreased 70.9% to $0.3 million from $1.1 million for the same period in 2005. As a percentage of revenue, income taxes decreased to 0.5% for the year ended December 31, 2006 from 1.8% for the same period in 2005. The decrease in income taxes was primarily attributable to lower pre-tax income. Our discontinued operations had income tax benefits of $1.0 million and $0.7 million for the year ended December 31, 2006 and 2005, respectively.

Net (Loss) Income. For the year ended December 31, 2006, net loss was $3.6 million which included an after-tax loss of $3.8 million from the discontinued operations, the commercial business. This was comprised of a operating loss from the commercial business of $1.5 million, net of income taxes, a $1.8 million impairment charge that represented the adjustment of the carrying value of the commercial business to its approximate fair value (less estimated costs of sale) as of December 31, 2006 and $0.5 million in share-based compensation expenses recorded on the issuance of common stock to two employees of the commercial business. The net income for the year ended December 31, 2005 was $0.8 million which included an after-tax loss from the commercial operations of $1.0 million.

For the year ended December 31, 2006, net income from continuing operations decreased to $0.2 million from $1.9 million for the same period in 2005. The decrease in net income was due to decreases in gross margin and increases in SG&A expenses and interest expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are financing the cost of operations, capital expenditures and servicing our debt. The sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under our revolving credit facility. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our revolving credit facility. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our credit facility with SVB and the finalization of certain in process fundraising activities, are adequate to meet our future liquidity needs for the next twelve months.

For the year ended December 31, 2007, we used $0.4 million in cash and cash equivalents compared to $0.6 million for the same period in 2006. For the year ended December 31, 2007, we funded our discontinued operations with cash flow from financing activities of $0.7 million compared to $1.4 million for the same period in 2006.

Cash flow from operating activities provided by continuing operations was $2.7 million for the year ended December 31, 2007 compared to $0.2 million for the same period in 2006. Cash flow from operating activities used by discontinued operations was $0.7 million for the year ended December 31, 2007 compared to $1.3 million for the same period in 2006. Cash flow from operating activities from continuing operations increased due to decrease in accounts receivable. As of December 31, 2007, we had cash on hand of $8 thousand.

Net loss was $0.8 million for the year ended December 31, 2007 compared to $3.6 million for the same period in 2006. The net loss was primarily due to the after-tax net loss of $0.7 million from continuing operations and the after-tax net loss of $186 thousand from the discontinued operations which was off-set by the after-tax gain of $78 thousand on the sale of the discontinued operations.

Accounts receivable decreased by $8.1 million for the year ended December 31, 2007 versus an increase of $0.7 million for the same period in 2006. The decrease in accounts receivable for 2007 is the combination of the $6.8 million collections made on our completed firm fixed price contract since December 31, 2006, a reflection of decreased revenue and more focused billings and collection efforts with our customers.

Accounts payable decreased by $2.1 million for the year ended December 31, 2007 versus an increase of $0.4 million for the same period in 2006. The decrease in accounts payable for 2007 is primarily a reflective of decreased cost of revenue.

Accrued salaries and related liabilities decreased by $1.5 million for the year ended December 31, 2007 versus an increase of $25 thousand for the same period in 2006. The decrease in accrued salaries and related liabilities balance for 2007 is attributable to reductions in employees and payments on the payroll tax liabilities assumed from the CTS acquisition. We had 203 employees without consultants at December 31, 2007 as compared to 237 employees without consultants at December 31, 2006.

Expected loss on contract decreased by $0.6 million for the year ended December 31, 2007 versus an increase of $0.6 million for the same period in 2006. The decrease in expected loss on contract balance for 2007 is due to incurring the costs during the quarter related to the contract which were accrued on our firm fixed price federal service contracts in 2006.

Other current liabilities decreased by $0.5 million for the year ended December 31, 2007 versus an increase of $ 0.5 million for the same period in 2006. The decrease in other current liabilities balance for 2007 is primarily due to the recognition of the 2006 deferred revenue related to our OpsPlanner contracts with federal government agencies as current year revenue. Deferred revenue relates to contracts for which customers pay in advance for services to be performed at a future date. We recognize deferred revenue attributable to our software and maintenance contracts over the related service periods.

Net cash used in investing activities from continuing operations was $0.8 million for the year ended December 31, 2007 compared to $0.1 million for the same period in 2006. Cash used in investing activities from continuing operations in 2007 was primarily due to the payments for businesses purchased, net of cash acquired from the acquisitions of Trinity on April 9, 2007 and CTS on July 2, 2007. Net cash used by investing activities from discontinued operations was $34 thousand for the year ended December 31, 2007 compared to $0.2 million for the same period in 2006. Cash used by investing activities from discontinued operations during the year ended December 31, 2007 was due to the purchases of property and equipment.

Net cash used in financing activities from continuing operations was $2.3 million for the year ended December 31, 2007 compared to $0.6 million for the same period in 2006. Net cash used for 2007 is due to payments on the line of credit and the $2.0 million payment on the note payable - promissory note which is partially off-set by the $1.7 million net proceeds from issuance of preferred stock in the third quarter. Net cash provided by financing activities from discontinued operations was $0.7 million for the year ended December 31, 2007 compared to $1.4 million for the same period in 2006. Net cash provided for 2007 is due to funding we provided to the discontinued operations from our line of credit which were used to fund operating and investing activities of the discontinued operations.

For the year ended December 31, 2006, we used $0.6 million in cash and cash equivalents versus generating $0.8 million for the same period in 2005. For the year ended December 31, 2006, we funded our discontinued operations with cash flow from financing activities of $1.4 million compared to $2.6 million for the same period in 2005. Accounts receivable increased by $0.7 million for the year ended December 31, 2006 compared to $3.7 million for the same period in 2005. The increase in the accounts receivable balance for 2006 was attributable to delays in billing of a fixed price milestone contract with a civilian agency client which was partially off-set by more focused billings and collection efforts with other customers. Prepaid expenses, which are primarily associated with the IRS LTMCC contract, increased by $0.2 million for the year ended December 31, 2006 versus a decrease of $2.9 million for the same period in 2005. The increase in prepaid expenses for 2006 was due to a deposit to our health insurance provider and prepayment of January 2007 rent for the leased facilities. Other current liabilities for the year ended December 31, 2006 increased by $0.5 million versus a decrease of $1.7 million for the same period in 2005. The increase in other current liabilities for 2006 is related to the deferred revenue on our OpsPlanner contracts with federal government agencies. The deferred revenue is associated with the remaining amortization of software and maintenance revenue related to a complete software solution purchased in December 2006. Software maintenance contracts are purchased annually by our clients during the three months ending December 31 and amortized over the contract period. The timing and amount of deferred revenue depended on the customer’s installed base and the timing of additional purchases related to system upgrades outside of the normal purchasing cycle. Accounts payable increased by $0.4 million for the year ended December 31, 2006 versus a decrease of $0.2 million for the same period in 2005. The increase in accounts payable for 2006 was due to the timing of vendor invoices at end of the period as well as better cash management related to vendor payments.

Net cash used by investing activities from continuing operations was $0.1 million for the year ended December 31, 2006 compared to $0.4 million for the same period in 2005. Cash used by investing activities from continuing operations for the year ended December 31, 2006 was a result of the purchase of property and equipment. Net cash used by investing activities from discontinued operations was $0.2 million for the year ended December 31, 2006 compared to $1.5 million for the same period in 2005. Cash used by investing activities from discontinued operations for the year ended December 31, 2006 was primarily a result of the capitalization of software development costs associated with the OpsPlanner software solution. Cash used by investing activities from discontinued operations for the year ended December 31, 2005 was primarily a result of the purchase of Blair.

Net cash used by financing activities from continuing operations was $0.6 million for the year ended December 31, 2006 versus net cash provided in the amount of $0.4 million for the same period in 2005. Net cash used for 2006 is due to payments on the line of credit. Net cash provided by financing activities from discontinued operations was $1.4 million for the year ended December 31, 2006 compared to $2.6 million for the same period in 2005. Net cash provided for 2006 is due to funding we provided to the discontinued operations from our line of credit which were used to fund operating and investing activities of the discontinued operations.

We entered into a two year Loan and Security Agreement with CCB that provided for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit was used to borrow funds for working capital and general corporate purposes. We terminated our revolving line of credit facility with CCB when the new Loan and Security Agreement with SVB, as described below, was activated and paid off the outstanding balance owed to CCB on March 23, 2007.

On March 13, 2007, we entered into a two year Loan and Security Agreement with SVB that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million. The agreement became effective March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Paradigm, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described on the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00% as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company was in compliance with the EBITDA covenant requirements as of December 31, 2007. As of December 31, 2007, the Company had outstanding revolving line of credit with SVB of $5.3 million. The Company also had a bank overdraft of $1.7 million and $0.6 million of additional availability on its revolving line of credit with SVB.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company’s assets to satisfy the Company’s obligations under the Loan and Security Agreement.

In the event we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing. Such financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders. To the extent that we obtain additional debt financing, our debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge assets to secure our borrowings. As of December 31, 2007, we had a stockholders' equity of $1.5 million due to the completion of the private placement of convertible preferred stock in the third quarter. As of December 31, 2007, current liabilities exceeded current assets by $4.2 million. We will attempt to raise additional long-term financing - either debt or equity as necessary to cover short-term liquidity needs. We financed the acquisition of Trinity IMS, Inc. on April 9, 2007 through the use of our existing credit facility with SVB and a note payable to the shareholders of Trinity IMS, Inc. In the event, we require additional funds for Trinity IMS, Inc. or to pay back the note payable, we may seek additional equity or debt financing.

In the event cash flows are not sufficient to fund operations at the present level and we are unable to obtain additional financing, we would attempt to take appropriate actions to tailor our activities to our available financing, including revising our business strategy and future growth plans to accommodate the amount of financing available to us.

The following summarizes our obligations associated with leases and other commitments at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contract Obligations:
Operating Leases, net	$2,025,559	$568,883	$1,282,256	$174,420	$—
Capital Leases	$32,325	$30,436	$1,889	$—	$—
Note Payable – Line of Credit (1)	$7,557,592	$7,460,092	$97,500	$—	$—
Note Payable – Promissory Note	$2,000,000	$2,000,000	$—	$—	$—
Total	$11,615,476	$10,059,411	$1,381,645	$174,420	$—

(1)	Included bank overdraft of $1,687,491 and other components presented below at December 31, 2007.

	Note Payable – SVB	Accrued Interest – SVB	Estimated Interest Expense – SVB (a)
Less than One Year	$5,268,698	$38,903	$465,000
One to Three Years	$—	$—	$97,500

(a)
We are obligated to pay interest on borrowings of a minimum of $4,000,000 each year under the loan agreement with SVB unless we elect to terminate and pay off the loan agreement. The loan agreement has a two year term. Estimated interest expense is estimated based on the $4,000,000 minimum borrowing obligation at an annual interest rate of 9.75% plus fees obligated under the loan agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to change in interest rates for borrowing under our revolving credit facility. At December 31, 2007, we had $5.3 million outstanding under our two year revolving credit facility with SVB and $1.7 million of bank overdraft that are subject to a variable interest rate. The revolving credit facility bears interest based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the Loan and Security Agreement. If our variable interest rate was to increase or decrease by 100 basis points, respectively, annual interest expense based on the 2007 average level of borrowing would have been higher or lower by approximately $80,000.

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

We have had no changes in or disagreements with our Independent Registered Public Accounting Firm since our Board of Directors’ August 15, 2007 appointment, based upon the recommendation of our Audit Committee, of Grant Thornton LLP as Paradigm Holdings, Inc.’s Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2007, replacing BDO Seidman, LLP as our Independent Registered Public Accounting Firm. That change was reported by Paradigm Holdings, Inc. in a Current Report on Form 8-K dated August 15, 2007, filed with the SEC on August 21, 2007.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the year ended December 31, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Furthermore, projections of any evaluation of the effectiveness to future periods are subject to the risk that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of Paradigm’s internal control over financial reporting as of December 31, 2007 based upon the criteria set forth in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that Paradigm maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the directors and executive officers of Paradigm Holdings Inc. (the “Company” or “Paradigm”).

Name	Age	Position with the Company
Raymond A. Huger(1)	61	Chairman of the Board of Directors
Peter B. LaMontagne(2)	41	President, Chief Executive Officer and Chief Operating Officer
Richard Sawchak	33	Senior Vice President and Chief Financial Officer
Francis X. Ryan	56	Director
John A. Moore	54	Director
Edwin Mac Avery	60	Director

(1)	Mr. Huger stepped down from Chief Executive Officer of the Company effective December 31, 2006. .
(2)	Mr. LaMontagne was appointed by the Board of Directors to succeed Mr. Huger to serve as Chief Executive Officer of the Company effective January 1, 2007.

Raymond A. Huger, Chairman of the Board - Mr. Huger has more than 30 years of experience in business management, information technology, and sales/marketing and technical support services. He established PSC in 1991 following a very successful 25-year career with IBM, beginning as a Field Engineer and holding a variety of challenging technical support, sales/marketing and executive management positions. Prior to his early retirement from IBM, he was a Regional Manager, responsible for the successful operations of several IBM Branch offices that generated over $500 million dollars in annual revenue. His experience and understanding of technology allowed him to develop solid business value propositions for PSC and its Paradigm Solutions International division. Mr. Huger has a Bachelor’s Degree (BA) from Bernard Baruch College and a Master’s Degree (MBA) from Fordham University.

Mr. Huger's Prior Five Year History:	2007 – Present, Chairman, CEO of Paradigm International Inc.

2004 - 2006, Chairman & CEO, Paradigm Holdings, Inc.

1991 - 2004, President & CEO, Paradigm Solutions Corp.

Peter B. LaMontagne, President, Chief Executive Officer and Chief Operating Officer - Mr. LaMontagne is a seasoned executive with 17 years of National Security and technology solutions experience in the federal and commercial marketplace. From April 1999 through May 2006, Mr. LaMontagne had served as a Senior Vice President at ManTech International Corporation, an information technology provider to the federal government with annual revenue of approximately $1 billion. While at ManTech, he played a lead role in strategic planning, acquisitions and execution of the company’s growth strategy, including supporting the IPO and follow-on offering in 2002. Most recently, he served as Senior Vice President of ManTech Information Systems and Technology where he had profit & loss responsibility for a government wide practice area focused on information assurance and information technology systems life cycle management. Prior to joining ManTech, Mr. LaMontagne served as a U.S. Foreign Service Officer, specializing in East Asian political and economic affairs. He graduated magna cum laude from Bowdoin College in Brunswick, Maine where he majored in Government/Legal Studies and Classics.

Mr. LaMontagne's Prior Five Year History:	2006 - Present, President, CEO & COO, Paradigm Holdings, Inc.

1999 - 2006, Senior Vice President, ManTech International Corporation

Richard P. Sawchak, Senior Vice President and Chief Financial Officer - Mr. Sawchak has extensive experience in financial management, corporate financing and executing and integrating acquisitions in a public company environment. From September 2003 to September 2005, he served as Director of Global Financial Planning & Analysis at GXS, Inc. At GXS, he was responsible for managing a global finance organization focused on improving business performance. From August 2000 to August 2003, he was the Director of Finance and Investor Relations at Multilink Technology Corporation. He was instrumental in the company’s successful IPO and eventual sale at a premium. Mr. Sawchak has also held senior management positions at Lucent Technologies, Inc. and graduated in the top of his class from Lucent’s financial leadership program. He holds a Master’s Degree from Babson College and a Bachelor’s Degree in Finance from Boston College, where he graduated summa cum laude.

Mr. Sawchak's Prior Five Year History:	2005 - Present, Senior Vice President & Chief Financial Officer, Paradigm Holdings, Inc.
2003 - 2005, Director of Global Financial Planning & Analysis, GXS, Inc.
2000 - 2003, Director of Finance and Investor Relations, Multilink Technology Corporation

Francis X. Ryan, Board Member - Mr. Ryan has over twenty years experience in managing private and public companies at the executive level. Currently he is President of F. X. Ryan & Assoc. Management Consulting firm specializing in turnarounds, workouts, crisis management, strategic planning, and working capital management. He has extensive experience in business process redesign. Prior to joining the Company’s board, Mr. Ryan was the Central Command Special Operations Officer for Operation Enduring Freedom, has served in Iraq and is currently retired from the U.S. Marine Corps at the rank of Colonel. Mr. Ryan is a highly regarded expert speaker in the fields of Corporate Governance and Sarbanes-Oxley regulations. Mr. Ryan has held positions as Chief Operating Officer and Executive Vice President, and Chief Financial Officer for manufacturers and high technology companies. Mr. Ryan currently serves as a board member for the following organizations: Horne International, Inc. (also Chairman, Audit Committee); St. Agnes Hospital (also Chairman, Audit Committee), Baltimore, MD; Good Shepherd Center, Baltimore, MD, Fawn Industries, and Carrollton Banc Corp. Mr. Ryan received his M. B. A. Finance, from the University of Maryland, and holds a B.S. in Economics from Mt. St. Mary’s College, where he graduated summa cum laude. Mr. Ryan also holds a CPA from the State of Pennsylvania.

Mr. Ryan's Prior Five Year History:	1991 - Present, President, F.X. Ryan & Associates

John A. Moore, Board Member - Mr. Moore has more than 30 years experience in private and public company management for information technology firms. He is the former Executive Vice President and CFO of ManTech International and was directly involved in taking ManTech public in 2002 as well as facilitating a secondary offering. Mr. Moore has extensive experience in strategic planning, corporate compliance, proposal preparation and pricing and SEC reporting. He has a deep knowledge of federal government contracting and financial management. Mr. Moore has served on the Boards of Directors for ManTech International (MANT) and GSE Systems Inc. (GVP). Mr. Moore is a current member of the Board of Advisors for the University of Maryland’s Smith School. Mr. Moore has an MBA from the University of Maryland and a B.S. in accounting from LaSalle University.

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our entire executive team, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was filed as an Exhibit to a registration statement on Form SB-2 dated February 11, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on information provided to the Company, we believe that all of the Company’s directors, executive officers and persons who own more than 10% of our common stock were in compliance with Section 16(a) of the Exchange act of 1934 during the last fiscal year.

AUDIT COMMITTEE

The Audit Committee of our Board of Directors (the “Audit Committee”) recommends selection of independent public accountants to our Board, reviews the scope and results of the year-end audit with management and the independent auditors, reviews our accounting principles and our system of internal accounting controls and reviews our annual and quarterly reports before filing with the SEC. The current members of the Audit Committee are, Francis X. Ryan (Chair), John A. Moore and Edwin Mac Avery. Our Board has determined that all members of the Audit Committee are “independent” under the rules of the SEC. Our Board also determined that Mr. Ryan is an “audit committee financial expert” in accordance with applicable SEC regulations. The Audit Committee operates under a written charter adopted by the Board of Directors. The Audit Committee regularly reviews and assesses the adequacy of its charter.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides a narrative on Paradigm’s compensation for our named executive officers and should be read in conjunction with the compensation tables and related narrative descriptions in this Item 11.

The Compensation Committee of our Board of Directors (the Committee) is responsible for formulating and administering compensation policies for the named executive officers of the Company. Paradigm’s compensation policy is designed to attract, motivate and retain qualified key executive critical to Paradigm’s success. It is the objective of Paradigm to have a portion of each executive’s compensation dependent upon Paradigm’s performance as well as upon the executive’s individual performance. Accordingly, each executive officer’s compensation package is comprised of three elements: (i) base salary which reflects individual performance and expertise, (ii) variable bonus payable in cash and tied to the achievement of certain annual performance goals and (iii) stock options which are designed to align the long-term interests of the executive officer with those of Paradigm’s stockholders. Management may provide recommendation to the Committee on the compensation packages to be offered to the named executive officers of the Company; however, the final decisions are made by the Committee.

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

Base Salary

Base salary ranges are established based on benchmark data from nationally recognized surveys of similar information technology companies that compete with Paradigm for executive officers and Paradigm’s research of peer companies. Each executive officer’s base salary is established on the basis of the individual’s qualifications and relevant experience.

Variable Bonus

The Committee believes that a substantial portion of the annual compensation of each executive should be in the form of variable incentive pay to reinforce the attainment of Paradigm’s goals. The Incentive Plan rewards achievement of specified levels of corporate revenue and profitability. A pre-determined formula, which takes into account revenue and profitability against the annual plan approved by the Board of Directors, is used to determine the bonus award. The individual executive officer’s bonus award is based upon discretionary assessment of each officer’s performance during the prior fiscal year.

Long-term Compensation

Long-term incentives are provided through stock options to executive officers and other employees under the Company’s stock plans. Because of the direct relationship between the value of share-based compensation and the stock price, the Compensation Committee believes that share-based compensation motivates executive officers to manage the Company in a manner that is consistent with stockholder interests. Share-based compensation is intended to focus the attention of the recipient on the Company’s long-term performance, which the Company believes results in improved stockholder value, and to retain the services of the executive officers in a competitive job market by providing significant long-term earning potential. To this end, the Company expects future stock option grants to generally vest and become fully exercisable over a three-year period. However, the Board has authority to grant share-based compensation with differing vesting periods. The principal factors considered in granting share-based compensation to executive officers of the Company include prior performance, level of responsibility, other compensation and the executive officer’s ability to influence the Company’s long-term growth and profitability. However, the Company’s stock plan does not provide any quantitative method for weighting these factors, and a decision to grant an award is primarily based upon a subjective evaluation of the past as well as future anticipated performance.

Termination

The named executive officers will generally receive three to six months of salary and benefits as severance upon termination in accordance with the employment agreements and/or offer letters approved by the Committee and signed by the named executive officers unless the Committee approves otherwise.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section included in this annual report. Based on this review and discussion, the Committee recommended to the board of directors that the “Compensation Discussion and Analysis” section be included in this annual report.

The Compensation Committee:

John A. Moore, Chair
Francis X. Ryan
Edwin Mac Avery

The following table shows all the cash and non-cash compensation earned by the Company’s named executive officers during the fiscal years ended December 31, 2007 and 2006. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to these executive officers during fiscal year 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (6) ($)	Option Awards (6) ($)	All Other Compensation (7) ($)	Total ($)
Peter LaMontagne (1)	2007	$315,000	—	$68,571	$235,329	$21,036	$639,936
President, Chief Executive Officer, and Chief Operations Officer	2006	$198,087	—	—	$147,081	$13,521	$358,689
Richard Sawchak	2007	$231,015	—	$45,714	—	$9,833	$286,562
Senior Vice President and Chief Financial Officer	2006	$212,014	—	—	—	$6,957	$218,971
Harry Kaneshiro (2)	2007	$240,068	—	—	—	$205,764	$445,832
Executive Vice President	2006	$320,091	—	—	—	$28,560	$348,651
Anthony Verna	2007	$250,016	—	$11,429	$31,388	$9,442	$302,275
Robert Boakai	2007	$120,504	$30,000	—	$12,238	$6,313	$169,055
Raymond Huger (3) Chief Executive Officer	2006	$418,912	—	—	—	$503,910	$922,822
Thomas Kristofco Senior Vice President	2006	$220,000	—	$373,333	—	$8,621	$601,951
Frank Jakovac (4) President and Chief Operations Officer	2006	$129,057	—	—	—	$404,385	$533,442
Lori Ermi (5) Vice President and Chief Administration Officer	2006	$71,737	—	—	—	$52,714	$124,451

(1)
Mr. LaMontagne was hired on May 15, 2006. His annual salary approved by the Compensation Committee is $315,000 with an opportunity to earn an annual achievement bonus of $120,000 a year to be evaluated and paid annually. He did not receive any bonus for fiscal years 2007 and 2006. In addition, the Compensation Committee of the Board granted options to acquire 500,000 shares of common stock to Mr. LaMontagne with three-year vesting period during fiscal year 2006.

(2)
Mr. Kaneshiro resigned from the Company effective October 1, 2007. Pursuant to the terms of his separation agreement, he received six months of monthly base salary of $26,674, monthly executive car allowance of $1,000 and COBRA as severance. He began receiving monthly payments of $30,473 in October 2007 and such payments will continue until March 2008.

(3)
Mr. Huger stepped down as Chief Executive Officer of the Company effective December 31, 2006. Pursuant to the terms of his separation agreement, he received twelve months of monthly base salary of $34,909, monthly executive car allowance of $1,167 and COBRA as severance. He received twelve monthly payments of $39,358 in 2007.

(4)
Mr. Jakovac resigned from the Company effective April 28, 2006. Pursuant to the terms of his employment agreement, he received three months of monthly base salary of $32,264 and five months of COBRA and additional settlement amount of $315,000 as severance based on an agreement reached in 2007. He received the $315,000 in three installments paid in February, April and June 2007.

(5)
Mrs. Ermi resigned from the Company effective June 2, 2006. Pursuant to the terms of her settlement agreement and release, she received three months of monthly base salary of $14,583 and monthly executive car allowance of $500 and two months of COBRA as severance.

(6)	Refer to Notes 1 and 14 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s share-based awards.
(7)	See All Other Compensation chart below for amounts, which include perquisites and the Company matches on employee contributions to the Company’s 401(k) plan.

Name	Year	Automobile Allowance	Life Insurance Premiums	Severance Accrued and/or Paid	Company 401(k) Match	Total
Peter LaMontagne	2007	$12,000	$2,155	—	$6,881	$21,036
	2006	$8,000	$1,857	—	$3,664	$13,521
Richard Sawchak	2007	$3,000	$1,055	—	$5,778	$9,833
	2006	$6,000	$957	—	—	$6,957
Harry Kaneshiro	2007	$9,000	$7,578	$182,836	$6,350	$205,764
	2006	$12,000	$10,410	—	$6,150	$28,560
Anthony Verna	2007	—	$2,275	—	$7,167	$9,442
Robert Boakai	2007	—	$2,500	—	$3,813	$6,313
Raymond Huger	2006	$14,000	$11,462	$472,298	$6,150	$503,910
Thomas Kristofco	2006	$6,000	—	—	$2,621	$8,621
Frank Jakovac	2006	$4,000	—	$400,385	—	$404,385
Lori Ermi	2006	$2,500	$280	$47,140	$2,794	$52,714

(8)	The amount in the “Salary”, “Bonus” and “All Other Compensation” columns of the Summary Compensation Table above is reported at accrual basis.

The following table contains information regarding options granted during the years ended December 31, 2007 and 2006 to the Company’s named executive officers.

GRANT OF PLAN-BASED AWARDS

Name	Year	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options (1) (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock Option Awards ($)
Peter LaMontagne	2007	5/3/07	600,000	—	$0.80	$480,000
	2006	5/15/06	—	500,000	$2.50	$705,987
Richard Sawchak	2007	5/3/07	400,000	—	$0.80	$320,000
	2006		—	—	—	—
Harry Kaneshiro	2007		—	—	—	—
	2006		—	—	—	—
Anthony Verna	2007	12/18/06	—	150,000	$0.75	$92,738
		5/3/07	100,000	—	$0.80	$80,000
Robert Boakai	2007	5/3/07		50,000	$0.80	$32,973
		8/2/07	—	50,000	$0.84	$30,353
Raymond Huger	2006		—	—	—	—
Thomas Kristofco	2006	8/16/06	233,333	—	$1.60	$373,333
Frank Jakovac	2006		—	—	—	—
Lori Ermi	2006		—	—	—	—

(1)	Refer to Notes 1 and 14 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s share-based awards.

The following table contains information regarding unexercised options for each named executive officer outstanding as of December 31, 2007. There are 533,333 stock options that have not vested related to equity incentive plan awards for named executive officers outstanding as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Equity Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($) (3)
Peter LaMontagne	2007	166,667	333,333	$2.50	5/15/2016	600,000	$594,000
Richard Sawchak (1)	2007	200,000	—	$1.70	12/14/2015	400,000	$396,000
Harry Kaneshiro (1, 2)	2007	100,000	—	$1.70	12/14/2015	—	—
Anthony Verna	2007	50,000	100,000	$0.75	12/18/2016	100,000	$99,000
Robert Boakai	2007	—	50,000	$0.80	5/2/2017	—	—
		—	50,000	$0.84	8/1/2017	—	—

(1)	These options were granted on December 15, 2005 and vested immediately.
(2)
Mr. Kaneshiro resigned from the Company effective October 1, 2007. Upon resignation, Mr. Kaneshiro was retained as a consultant role and will be consulted with as needed. The Committee opted to keep the options active until amended.

(3)	Based on the closing market price of $0.99 at December 31, 2007.

The following table contains information regarding vesting of stock during December 31, 2007 for each of the named executive officers on an aggregated basis. None of the stock option awards for the named executive officers are exercised during the fiscal year ended December 31, 2007.

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Year	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Peter LaMontagne	2007	—	—
	2006	—	—
Richard Sawchak	2007	—	—
	2006	—	—
Harry Kaneshiro	2007	—	—
	2006	—	—
Anthony Verna	2007	—	—
Robert Boakai	2007	—	—
Thomas Kristofco	2006	233,333	$373,333
Frank Jakovac	2006	—	—
Lori Ermi	2006	—	—

COMPENSATION OF DIRECTORS

The following table shows all the fees earned or cash paid by the Company during the fiscal year ended December 31, 2007 to the Company’s non-employee directors. No option and restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Total ($)
Raymond Huger	2007	—	—
Francis X. Ryan	2007	$43,384	$43,384
	2006	$45,094	$45,094
John A. Moore	2007	$44,931	$44,931
	2006	$39,500	$39,500
Edwin Mac Avery	2007	$33,704	$33,704
	2006	$38,339	$38,339

For the fiscal years ended December 31, 2007 and 2006, non-employee directors received an annual fee of $15,000 that is paid quarterly, a fee of $1,500 per meeting and received reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors. Board members who are members of the audit and compensation committee received $1,000 and $1,500, respectively, and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Committees of the Board of Directors. Chairpersons of the audit and compensation committee received an additional annual fee of $10,000 that is paid quarterly.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Committee currently consists of Messrs. Ryan, Moore and Avery and they are not and have not been officers of the Company. During the year ended December 31, 2007, no interlocking relationship existed between Paradigm’s Board of Directors or the Committee and the board of directors of compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of March 24, 2008 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (2)
Common Stock / Stock Options	Peter LaMontagne	933,333	4.47%
Common Stock / Stock Options	Richard Sawchak	600,000	2.89%
Common Stock / Stock Options	Anthony Verna	150,000	0.73%
Stock Options	Robert Boakai	100,000	0.48%
Common Stock / Stock Options	Francis X. Ryan	140,000	0.68%
Common Stock / Stock Options	John Moore	140,000	0.68%
Common Stock / Stock Options	Edwin Mac Avery	140,000	0.68%
Common Stock	Raymond Huger	10,594,719	51.56	% (3)
Common Stock / Stock Options	Harry Kaneshiro	3,450,000	16.71%

All Directors and Executive Officers as a Group		16,248,052	78.88%

(1)	Unless otherwise indicated, the address of each person listed above is the address of the Company, 9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850.
(2)
Applicable percentage of ownership is based on 20,548,153 shares of common stock outstanding as of March 24, 2008 together with securities exercisable or convertible into shares of common stock within 60 days of March 24, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 24, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	See terms of Mr. Huger’s voting agreement with the Company in Item 13 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PSI acquired Blair on October 14, 2005. Blair’s facility, located at 3375 Lynnwood Drive, Altoona, Pennsylvania, was owned by two of the former Blair principals, Messrs. Thomas Kristofco and Stephen Fochler. The facility consists of 4,000 square feet and was leased to Blair at a rate of $4,500 per month. On January 16, 2006, Messrs. Kristofco and Fochler sold their interests in the facility to an independent third party. The square footage and monthly rent was not affected. In December 2006, Blair, which was classified as part of the discontinued operations at December 31, 2006, moved to a new facility owned by an independent third party.

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, PSI, a Maryland corporation and wholly-owned subsidiary of the Company, and Mr. Raymond Huger, the Company’s Chairman of the Board of Directors, Co-founder and former Chief Executive Officer (“Mr. Huger”). Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mr. Huger purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000.00 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company’s common stock as of February 28, 2007. This transaction resulted in a gain of approximately $0.4 to $0.6 million on disposal in the first quarter of 2007, net of losses from discontinued operations. On March 1, 2007, the Company issued a press release with respect to the successful consummation of the transactions set forth in the Stock Purchase Agreement among the Company, PSI and Mr. Huger. Mr. Huger is and remained as the prime shareholder of the Company before and after the transaction described above. Mr. Huger owns 55.7% of total issued and outstanding shares of common stock following the consummation of the transaction. Pursuant to the terms and conditions set forth in the Voting Agreement, Mr. Huger appointed the Company as Mr. Huger’s proxy and attorney-in-fact, with full power of substitution and resubstitution, to vote or act by written consent the number of shares which limits Mr. Huger’s remaining voting to a maximum of 49%.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional services rendered by Grant Thornton LLP (“GT”) and BDO Seidman, LLP (“BDO”) for fiscal year ended December 31, 2007 and BDO for the fiscal year ended December 31, 2006. The Audit Committee recommended and approved GT as the Company’s new independent auditors for the fiscal year ended December 31, 2007 in August 2007.

	YEARS ENDED DECEMBER 31,
	2007 (1)	2006 (1)
Audit fees	$412,262	$162,815
Audit related fees	$23,227	$26,375
Tax fees	$—	$14,145
All other fees	$1,300	$8,386
Total	$436,789	$211,721

(1)
2007 amount included fees paid BDO of $266,912, $17,317, $0 and $0, respectively and Aronson & Company of $35,350, $410, $0 and $1,300, respectively. 2006 amount included fees paid to Aronson and Company of $96,815, $12,630, $10,170 and $8,386, respectively.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval. Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee established a policy in 2005 to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Audit Committee will approve of all permissible non-audit services consistent with SEC requirements.

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

3.
Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the Consolidated Financial Statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
(FORMERLY PARADIGM SOLUTIONS CORPORATION)

TABLE OF CONTENTS

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1 - F-3

AUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7 - F-8
Notes to Consolidated Financial Statements	F-9 - F-34
Schedule II - Valuation and Qualifying Accounts	F-35

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Paradigm Holdings, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheet of Paradigm Holdings, Inc. (a Wyoming corporation) and Subsidiaries (the Company) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Holdings, Inc. and Subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007, Paradigm Holdings, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 31, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Paradigm Holdings, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheet of Paradigm Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Holdings, Inc. and Subsidiaries at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2006.

As discussed in Note 1, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ BDO Seidman, LLP

Bethesda, Maryland
April 17, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Paradigm Holdings, Inc.
Rockville, Maryland

We have audited the accompanying Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows of Paradigm Holdings, Inc. and Subsidiaries for the year ended December 31, 2005. Our audit also included the financial statement schedule for the year ended December 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Paradigm Holdings, Inc. and Subsidiaries’ operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Aronson & Company

Rockville, Maryland
March 28, 2006, except for Note 3 as to which the date is December 31, 2006

PARADIGM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	12/31/2007	12/31/2006
ASSETS
Current assets
Cash and cash equivalents	$7,771	$371,176
Accounts receivable - contracts, net	8,982,638	15,768,449
Prepaid expenses	1,078,529	745,140
Prepaid corporate income taxes	74,207	215,044
Deferred income tax assets	68,567	—
Other current assets	346,785	25,903
Current assets of discontinued operations	—	1,594,141
Total current assets	10,558,497	18,719,853
Property and equipment, net	407,320	593,311
Goodwill	3,969,249	—
Intangible assets, net	1,591,864	—
Deferred income tax assets, net of current portion	—	58,359
Other non-current assets	193,218	175,055
Total Assets	$16,720,148	$19,546,578
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	$1,687,491	$2,464,022
Note payable - line of credit	5,268,698	5,559,649
Note payable - promissory note	2,000,000	—
Capital leases payable, current portion	30,436	32,837
Accounts payable and accrued expenses	4,020,669	5,619,834
Accrued salaries and related liabilities	1,550,962	2,137,002
Expected loss on contract	—	613,742
Deferred income taxes	—	72,259
Other current liabilities	177,844	530,165
Current liabilities of discontinued operations	—	616,889
Total current liabilities	14,736,100	17,646,399
Long-term liabilities
Capital leases payable, net of current portion	1,889	32,320
Deferred income taxes, net of current portion	220,802	—
Other non-current liabilities	289,593	212,627
Total liabilities	15,248,384	17,891,346
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock - $.01 par value, 10,000,000 shares authorized, 1,800 shares issued and outstanding as of December 31, 2007. Each share of convertible preferred stock will have a liquidation preference of $0.01 per share plus all accrued but unpaid dividends	18	—
Common stock - $.01 par value, 50,000,000 shares authorized, 19,148,153 shares and 20,795,152 shares issued and outstanding as of December 31, 2007 and 2006, respectively	191,482	207,951
Additional paid-in capital	2,773,547	2,106,641
Accumulated deficit	(1,493,283)	(659,360)
Total stockholders’ equity	1,471,764	1,655,232
Total liabilities and stockholders’ equity	$16,720,148	$19,546,578

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2007	2006	2005

Contract Revenue
Service contracts	$26,779,136	$43,781,524	$44,225,162
Repair and maintenance contracts	19,898,516	16,046,570	18,058,428
Total contract revenue	46,677,652	59,828,094	62,283,590
Cost of revenue
Service contracts	23,034,607	36,690,539	34,604,085
Repair and maintenance contracts	16,490,678	13,817,257	16,548,712
Total cost of revenue	39,525,285	50,507,796	51,152,797
Gross margin	7,152,367	9,320,298	11,130,793
Selling, general and administrative	6,940,483	8,315,113	7,908,141
Income from operations	211,884	1,005,185	3,222,652
Other (expense) income
Interest income	1,975	708	9,536
Interest expense	(1,186,027)	(486,923)	(273,801)
Other income (expense)	2,085	(23,679)	17,714
Total other expense	(1,181,967)	(509,894)	(246,551)
(Loss) income from continuing operations before income taxes	(970,083)	495,291	2,976,101
(Benefit) provision for income taxes	(244,748)	323,255	1,109,976
(Loss) income from continuing operations	(725,335)	172,036	1,866,125
Loss from operations of discontinued component, net of income tax benefits	(186,804)	(3,810,286)	(1,042,951)
Gain on sale of discontinued operations, net of income taxes	78,216	—	—
Loss from discontinued operations, net of income taxes	(108,588)	(3,810,286)	(1,042,951)
Net (loss) income	(833,923)	(3,638,250)	823,174
Dividends on preferred stock	75,000	—	—
Net (loss) income attributable to common shareholders	$(908,923)	$(3,638,250)	$823,174

Weighted average number of common shares:
Basic	19,315,751	20,552,097	20,107,653
Diluted	19,315,751	20,713,109	20,110,081

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.04)	$0.01	$0.09
Loss from discontinued operations	$(0.01)	$(0.19)	$(0.05)
Net (loss) income	$(0.05)	$(0.18)	$0.04

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.04)	$0.01	$0.09
Loss from discontinued operations	$(0.01)	$(0.19)	$(0.05)
Net (loss) income	$(0.05)	$(0.18)	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Retained
			Convertible		Additional	Earnings
	Common Stock		Preferred Stock		Paid-in	(Accumulated
	Share	Amount	Share	Amount	Capital	Deficit)	Total
Balance, January 1, 2005	20,003,486	$200,034	—	$—	$—	$2,155,716	$2,355,750
Issuance of common stock related to acquisition	500,000	5,000	—	—	1,495,000	—	1,500,000
Net income	—	—	—	—	—	823,174	823,174
Balance, December 31, 2005	20,503,486	$205,034	—	$—	$1,495,000	$2,978,890	$4,678,924
Share-based compensation	291,666	2,917	—	—	611,641	—	614,558
Net loss	—	—	—	—	—	(3,638,250)	(3,638,250)
Balance, December 31, 2006	20,795,152	$207,951	—	$—	$2,106,641	$(659,360)	$1,655,232
Issuance of convertible preferred stock, net	—	—	1,800	18	1,726,766	—	1,726,784
Dividend declared	—	—	—	—	(75,000)	—	(75,000)
Issuance of common stock	128,282	1,283			125,717	—	127,000
Retirement of common stock related to the sale of commercial business	(1,775,281)	(17,752)	—	—	(1,562,248)	—	(1,580,000)
Share-based compensation	—	—	—	—	451,671	—	451,671
Net loss	—	—	—	—	—	(833,923)	(833,923)
Balance, December 31, 2007	19,148,153	$191,482	1,800	$18	$2,773,547	$(1,493,283)	$1,471,764

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(833,923)	$(3,638,250)	$823,174
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss from operations of discontinued component, net of income tax benefits	186,804	3,810,286	1,042,951
Gain on sale of discontinued operations, net of income taxes	(78,216)	—	—
Share-based compensation	451,671	147,893	—
Depreciation and amortization	529,659	389,565	364,391
Bad debt (recovery) expense	(19,163)	60,025	931
Loss on disposal of property and equipment	40,633	93,000	38,343
Deferred income taxes	(356,239)	(1,200,871)	(668,229)
(Increase) Decrease in
Accounts receivable - contracts, net	8,083,600	(732,620)	(3,668,967)
Prepaid expenses	(300,153)	(189,219)	2,932,607
Prepaid corporate income taxes	140,837	(215,044)	696,106
Inventory	—	—	(32,914)
Notes receivable - inventory	—	—	750,000
Other current assets	(272,881)	86,864	(22,877)
Other non-current assets	8,179	(95,511)	(6,793)
(Decrease) Increase in
Accounts payable and accrued expenses	(2,065,948)	437,509	(156,801)
Accrued salaries and related liabilities	(1,515,186)	25,040	428,784
Expected loss on contract	(613,742)	613,742	—
Income taxes payable	(143,688)	—	—
Other current liabilities	(532,886)	509,314	(1,742,287)
Other non-current liabilities	1,961	77,332	4,588
Net cash provided by operating activities from continuing operations	2,711,319	179,055	783,007
Net cash used in operating activities from discontinued operations	(677,311)	(1,260,358)	(1,081,445)
Net cash provided by (used in) operating activities	2,034,008	(1,081,303)	(298,438)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisitions, net of cash assumed	(720,297)	—	—
Purchase of property and equipment	(38,142)	(131,962)	(374,797)
Net cash used in investing activities from continuing operations	(758,439)	(131,962)	(374,797)
Net cash used in investing activities from discontinued operations	(34,025)	(166,087)	(1,478,088)
Net cash used in investing activities	(792,464)	(298,049)	(1,852,885)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(776,531)	158,536	1,259,326
Payments on capital leases	(32,832)	(27,803)	(7,174)
Payment on note payable - promissory note	(2,000,000)	—	—
Proceeds from issuance of preferred stock, net	1,726,784	—	—
Dividend paid on preferred stock	(30,000)	—	—
Proceeds from line of credit	79,015,720	53,155,245	46,391,097
Payments on line of credit	(80,219,426)	(53,904,912)	(47,287,831)
Net cash (used in) provided by financing activities from continuing operations	(2,316,285)	(618,934)	355,418
Net cash provided by proceeds from line of credit to finance discontinued operations	711,336	1,426,445	2,559,533
Net cash (used in) provided by financing activities	(1,604,949)	807,511	2,914,951
Net (decrease) increase in cash and cash equivalents	(363,405)	(571,841)	763,628
Cash and equivalents, beginning of period	371,176	943,017	179,389
Cash and cash equivalents, end of period	$7,771	$371,176	$943,017

Years Ended December 31,	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing activities:
Non-cash sale price of commercial business	$1,580,000	$—	$—
Assets sold in exchange for a note receivable	$—	$—	$750,000

Non-cash financing activities:
Issuance of note payable - promissory note for business acquired	$4,000,000	$—	$—
Equipment purchased under capital lease	$—	$10,637	$40,797
Cash paid for income taxes	$408,343	$907,265	$447,248
Cash paid for interest	$1,151,866	$465,298	$239,741
Dividends declared but not paid	$45,000	$—	$—
Issuance of 128,282 shares of common stock as part of earn-out compensation	$127,000	$—	$—
Acquisition consideration earned but not paid	$75,250	$—	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Paradigm Holdings, Inc. (“Paradigm Holdings”), formerly known as Cheyenne Resources, Inc., was incorporated in Wyoming on November 17, 1970. As further described in Note 2, Paradigm Holdings acquired Trinity IMS, Inc. (“Trinity”), on April 9, 2007 to deliver IT solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) on July 2, 2007 to provide advanced information technology solutions in support of National Security programs within the Intelligence Community (collectively, “PDHO” or “the Company”).

Headquartered in Rockville, Maryland, the Company provides information technology, information assurance, and business continuity solutions, primarily to U.S. federal government customers.

On November 3, 2004, Paradigm Holdings acquired Paradigm Solutions Corporation (“PSC”) through a reverse acquisition (the “Reverse Acquisition”). On December 17, 2004, Paradigm Holdings formed a wholly-owned subsidiary, Paradigm Solutions International, Inc. (“PSI”) for purposes of transferring the acquired net assets from Paradigm Holdings.

On October 14, 2005, PDHO acquired Blair Management Services, Inc. doing business as Blair Technology Group (“Blair”) to expand its presence in the commercial marketplace. Blair provided business continuity and information technology security solutions to commercial customers in a variety of industries including finance, healthcare and energy. The acquisition of Blair enhanced PDHO’s ability to offer customers a comprehensive business continuity solution.

As further discussed in Note 3, on September 22, 2006, the Company announced the plan to divest its commercial business and completed the divestiture on February 28, 2007. The decision to divest was made during the fourth quarter of 2006 following the completion of an independent committee’s evaluation of strategic alternatives. The Company defines the commercial business as all of the outstanding capital stock of PSI, which includes all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool (“OpsPlanner”). The commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company’s continuing operations in the consolidated financial statements for all current and prior periods presented.

The Company’s operations are subject to certain risks and uncertainties including, among others, dependence on contracts with federal government agencies, dependence on significant clients, existence of contracts with fixed pricing, dependence on subcontractors to fulfill contractual obligations, current and potential competitors with greater resources, a dependence on key management personnel, our ability to recruit and retain qualified employees, and uncertainty of future profitability and possible fluctuations in financial results.

As of December 31, 2007, the Company has an accumulated deficit of approximately $1.5 million and working capital deficiency of $4.2 million. The Company has a note payable to shareholders of Trinity (Note 9) for $1.0 million that is due in October 2008. Additionally, the Company is dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that the existing customer base and additional business which it expects to obtain, along with its financing arrangements, will be sufficient to allow the Company to meet its cash requirements for fiscal year 2008. Additionally, board members and senior management of the Company have committed to provide $750,000 subject to normal approvals and negotiations that should be necessary to pay off the operations in the future.

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

Cash and Cash Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid instruments with initial maturities of ninety days or less to be cash equivalents.

Concentrations of Credit Risk

The Company’s assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Accounts receivable consist primarily of billed and unbilled amounts, including indirect cost rate variances, due from various agencies of the federal government or prime contractors doing business with the federal government, and other commercial customers. The Company historically has not experienced significant losses related to accounts receivable and therefore, believes that credit risk related to accounts receivables is minimal. The Company maintains cash balances that may at times exceed federally insured limits. The Company maintains this cash at high-credit quality institutions and, as a result, believes credit risk related to its cash is minimal.

Fair Value of Financial Instruments

At December 31, 2007 and 2006, the carrying value of current financial instruments such as cash, accounts receivable, bank overdraft, accounts payable and accrued expenses and notes payable approximated their fair value, based on the short-term maturities of these instruments and the variability in interest on the line-of-credit. Fair value is determined based on expected cash flows, discounted at market rate, and other appropriate valuation methodologies.

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

•
Under FFP contracts, revenue is generally recognized subject to the provision of the Security Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” For those contracts that are within the scope of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type contracts”, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting and revenue is recognized separately in accordance with the Company's revenue recognition policy for each element. Further, if an arrangement requires the delivery or performance of multiple deliveries or elements under a bundled sale, the Company determines whether the individual elements represent "separate units of accounting" under the requirements of Emerging Issues Task Force Issue (“EITF”) No.00-21, “Revenue Arrangements with Multiple Deliverables”, and allocates revenue to each element based on relative fair value.

Software revenue recognition for sales of OpsPlanner is in accordance with AICPA SOP 97-2, “Software Revenue Recognition.” Since the Company has not yet established vendor specific objective evidence of fair value for the multiple elements typically contained within an OpsPlanner sale, revenue from the sale of OpsPlanner is recognized ratably over the term of the contract. The OpsPlanner software was sold as part of the sale of the commercial business on February 28, 2007. Effective March 1, 2007, the Company is the exclusive reseller of the OpsPlanner software to the federal government.

In certain contracts, revenue includes third-party hardware and software purchased on behalf of clients. The level of hardware and software purchases made for clients may vary from period to period depending on specific contract and client requirements. The Company recognizes the gross revenue under EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent”, for certain of its contracts which contain third-party products and services, because in those contracts, the Company is contractually bound to provide a complete solution which includes labor and additional services in which the Company maintains contractual, technical and delivery risks for all services and agreements provided to the customers, and the Company may be subject to financial penalties for non-delivery.

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

Cost of Revenue

Cost of revenue for service contracts consists primarily of labor, consultant, subcontract, materials, travel expenses and an allocation of indirect costs attributable to the performance of the contract.

Cost of revenue for repair and maintenance contracts consist primarily of labor, consultant, subcontract, materials, travel expenses and an allocation of indirect costs attributable to the performance of the contract. Certain costs are deferred based on the recognition of revenue for the associated contracts.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 60%, 77% and 82% of total revenue was generated from two, four and five major customers during the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s accounts receivable related to these major customers was 49% and 78% of total accounts receivable as of December 31, 2007 and 2006, respectively. The Company defines major customer by agencies within the federal government.

A majority of the Company’s customer concentration is in the Mid-Atlantic states of the USA.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” , goodwill and intangibles with indefinite lives are not amortized, but instead are tested for impairment at least annually. SFAS No. 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets .” The Company recorded $4.0 million of goodwill and $1.8 million of identifiable intangible assets related to contract backlog associated with the Trinity and CTS acquisitions. The contract backlog will be amortized over their estimated useful lives of five years and is included under the caption “Intangible Assets” on the Company’s consolidated balance sheets.

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

All of the goodwill and intangible assets recorded at December 31, 2006 were related to the Company’s commercial business and have been grouped and reported as part of the discontinued operations in the consolidated balance sheets. Management believed circumstances or conditions had arisen that would indicate impairment of the goodwill at December 31, 2006. During the quarter ended September 30, 2006, the Company conducted its annual impairment review of long-lived assets. As a result of this review and the subsequent decision to divest the commercial business, the Company recorded an impairment charge of $1,845,739 against the goodwill recorded from the acquisition of Blair in October 2005. The impairment was the result of slower than expected revenue growth and operating losses within the Company’s commercial business that continued to occur through the period ended December 31, 2006. The Company allocated the entire impairment charge to loss from discontinued operations.

The Company completed its annual testing for impairment of goodwill and intangible assets as of December 31, 2007. The analysis indicated that no impairment exists as of December 31, 2007.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets’ expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. The Company believes that the carrying value of its long-lived assets are fully realizable as of December 31, 2007.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The Company provides an allowance for uncollectible accounts receivable based on historical experience, troubled account information and other available information. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Although it is reasonably possible that management's estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or results of operations.

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

Type	Depreciable life
Furniture & fixtures	7 years
Equipment	3 - 7 years
Software	3 years
Leasehold improvements	Lesser of the asset life or life of lease

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement basis and the tax basis of assets and liabilities at currently enacted income tax rates.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN No. 48"), on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. If the Company is required to recognize any interest and penalties accrued related to unrecognized tax benefits, such amounts will be recognized as tax expense. To date, the Company has not recognized any interest or penalties.

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

Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per common share are presented in accordance with SFAS No. 128, “Earning Per Share.” Basic net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is calculated using the weighted average number of common shares giving effect to all dilutive potential common shares outstanding during the period, including stock options, restricted common stock, convertible preferred stock, warrants and promissory note. Calculations of the weighted average number of basic and diluted common shares are presented in Note 12.

Share-Based Compensation

The Company currently has one equity incentive plan, the 2006 Stock Incentive Plan (“the Plan”), which provides the Company the opportunity to compensate selected employees with stock options. A stock option entitles the recipient to purchase shares of common stock from the Company at the specified exercise price. All grants made under the Plan are governed by written agreements between the Company and the participants.

Prior to January 1, 2006, the Company accounted for its share-based compensation plan as prescribed by Accounting Principles Board, (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”). The Company recorded no compensation cost in its consolidated statements of operations prior to fiscal year 2006 for its stock option grants as the exercise price equaled the fair market value of the underlying stock on the grant date. The Company have provided the pro forma disclosures of net income and net income per common share for the year ended December 31, 2005 in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of that option. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The following table reflects the impact on net income (loss) and net income (loss) per common share as if we had applied the fair value based method of recognizing share-based compensation costs as presented by SFAS No. 123 for the year ended of December 31, 2005:

2005
Net income, as reported	$823,174
Deduct: Total shared-based employee compensation expense determined under fair value-based method for all awards, net of related taxes	2,162,050
Pro forma net loss	$(1,338,876)

Net income per common share
As reported - basic	$0.04
- diluted	$0.04
Pro forma - basic	$(0.07)
- diluted	$(0.07)

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123 (revised)”). SFAS No. 123 (revised) replaces SFAS No. 123 and supersedes APB No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the year ended December 31, 2006 includes compensation expense for all share-based awards granted subsequent to December 31, 2005 and any unvested awards as of December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised). The Company did not have any share-based awards granted prior to but unvested as of December 31, 2005.

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period, which is the vesting period. Total share-based compensation expense included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006 was $452 thousand and $148 thousand, respectively. As further described in Note15, in addition to the options granted in 2006, the Company issued common stock to two employees and recognized share-based compensation expense of $467 thousand. The Company recognized no compensation expense in accordance with APB No. 25 for the year ended December 31, 2005. In accordance with the modified-prospective transition method of SFAS No. 123 (revised), the Company has not restated prior periods.

Prior to the adoption of SFAS No. 123 (revised), the Company would report the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flows. In accordance with SFAS No. 123 (revised), the Company will revise its statement of cash flows presentation prospectively to include these excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows when participants exercise their stock options, if any. There were no exercises of stock options during 2007, 2006 and 2005.

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

The following assumptions were used for option grants during the years ended December 31, 2007 and 2006:

Dividend Yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate - Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on a combination of the historical volatility of the Company's common stock for the periods that it has been publicly traded as supported by volatilities of similar entities. When the Company makes its determination as to similarity, the industry, stage of life cycle, size and financial leverage of such other entities are considered.

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

The fair value of the common stock issued is based on the fair market value of the stock on the date of the award. The fair value of options granted in 2007 and 2006 was estimated on the date of the grant with the following assumptions:

	2007	2006
Dividend yield	None	None
Risk-free interest rate	4.77% - 5.16%	4.60% - 5.16%
Expected volatility	103.4% – 108.8%	53.6% – 103.4%
Expected term of options	6 years	6 years

The Company estimates the percentage of options granted that are expected to be forfeited or canceled on an annual basis before stock options become fully vested. The Company uses the forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve month period based on projected levels of operations and headcount levels at various classification levels with the Company. A forfeiture rate of 3% was used for the options granted during 2007 which has an immaterial impact on the share-based compensation for the year. A forfeiture rate of zero was used for the restricted common stock issued to certain individuals in May 2007 as further described in Note 14 as the restricted common stock was issued with the intent of providing a longer-term employment retention mechanism to key management and board members. A forfeiture rate of zero was used for the options granted in May and December 2006 as they related to two individuals. A forfeiture rate of zero was also used for the common stock issued to two employees who were former shareholders of Blair in 2006 as the common stock was vested immediately upon grant.

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s statements of operations, financial position, or cash flows. In February 2008, the FASB issued a FASB Staff Positions No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157”. FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of this FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 became effective for the Company on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s statements of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations", which establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquiree and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt SFAS No. 141 (revised 2007) on January 1, 2009. SFAS No. 141 (revised 2007) will be applied prospectively to business acquisitions with acquisition date, on or after January 1, 2009. The Company is currently assessing the impact of adopting SFAS No. 141 (revised 2007) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company will adopt SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

2. ACQUISITIONS

Blair Acquisition

On October 14, 2005, PDHO, PSI, a Maryland corporation and wholly-owned subsidiary of PDHO, Blair, a Pennsylvania corporation and the shareholders of Blair (collectively, the “Shareholders”) consummated a merger transaction pursuant to the terms of that certain Merger Agreement (the “Merger Agreement”), whereby Blair was merged with and into PSI and PSI is the surviving corporation and will continue its corporate existence under the laws of the State of Maryland. Pursuant to the Merger Agreement, the Shareholders exchanged all of the issued and outstanding capital stock of Blair in exchange for (i) One Million Dollars (US $1,000,000), (ii) five hundred thousand shares of common stock, par value $0.01 per share, of PDHO (the “Shares”) and the fair value was $1,500,000 based on the closing price of $3.00 on October 14, 2005 and (iii) $465,553 in cash to satisfy notes payable to shareholders. The total purchase consideration includes $157,252 of direct acquisition costs. Pursuant to the Merger Agreement and an Escrow Agreement entered into by the parties, sixty thousand (60,000) of the Shares were held in escrow for a period of one (1) year from the date of closing and were released on October 14, 2006.

The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141, “Business Combinations.” The excess of the purchase price over assets acquired and liabilities assumed was allocated to goodwill which is not deductible for income tax purposes. Identifiable intangible assets associated with non-compete agreements with the Blair shareholders and customer relationships totaling $358,674 are being amortized over their estimated economic lives of one and ten years, respectively. A summary of the cash consideration paid based on the initial purchase price allocation as of October 14, 2005 is as follows:

Current assets	$758,574
Property, plant & equipment	97,740
Other assets	21,434
Intangible assets	448,285
Goodwill	2,387,372
Deferred income tax liability	(248,038)
Current liabilities	(342,562)
Net assets acquired	$3,122,805

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

As further described in Note 15 during the year ended December 31, 2006, 291,666 shares of common stock were issued under a modified earn-out provision from the Merger Agreement to the Shareholders. The modification was put in place on August 16, 2006 and was considered a modification under SFAS No. 123 (revised). The fair value of the 291,666 shares of common stock issued was $466,665, based on the closing stock price on the date of grant and had been included in loss from discontinued operations.

Refer to Note 3 for further discussion of Blair being classified as discontinued operations.

Trinity Acquisition

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the "Trinity Stock Purchase Agreement") by and among the Company, Trinity, a Nevada corporation and the shareholders of Trinity (the "Trinity Shareholders"). On April 9, 2007, the Company completed the acquisition of Trinity for $4 million, pursuant to the Trinity Stock Purchase Agreement executed on January 29, 2007 by and among the Company. The Company purchased from the Trinity Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity became a wholly-owned subsidiary of the Company in exchange for a $4 million promissory note issued to the Trinity Shareholders as further described in Note 9. In addition, under certain conditions as set forth in the Trinity Stock Purchase Agreement, the sellers will be eligible for incentive bonuses, which will be recorded as compensation expense, if any, for winning new contracts for Trinity.

The results of Trinity’s operations have been included in the consolidated financial statements since the date of acquisition. Trinity provides specialized information assurance and cyber forensics support services to the federal government, primarily the U.S. Department of State. Trinity's focus on cyber forensics and information assurance services in support of the U.S. Department of State complements the Company's strategic plan to expand its information technology solutions into the national security marketplace. Trinity provides the Company with access to key customers, security clearances and technical expertise.

The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141, "Business Combinations." The excess of the purchase price over assets acquired and liabilities assumed of $3.2 million was allocated to goodwill which is not deductible for income tax purposes. Identifiable intangible assets associated with contract backlog totaling $1.0 million, which is not deductible for income tax purposes, are being amortized over their estimated useful lives of five years using the straight-line method.

The total purchase price paid, including $90,976 of direct costs, has been allocated as follows:

Cash	$196,390
Accounts receivable - contracts, net	653,694
Other current assets	59,808
Property, plant & equipment	85,039
Other assets	25,592
Intangible assets	1,000,000
Goodwill	3,247,929
Total assets	5,268,452

Current liabilities	(620,944)
Non-current liabilities	(56,802)
Deferred income tax	(499,730)
Total liabilities	(1,177,476)

Total consideration	$4,090,976

Caldwell Acquisition

On June 6, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, CTS, a Maryland limited liability company and the members of CTS (the “Members”). The Company purchased from the Members, all of the issued and outstanding membership units of CTS and CTS became a wholly-owned subsidiary of the Company in exchange for the following consideration:

•	payment to the Members of $75,000 in cash;

•	assumption by the Company of CTS's federal tax liabilities and debt in an amount not to exceed an aggregate amount equal to $860,000; and

•
payment by the Company of the transaction costs incurred by CTS's accountants and Madison Capital Markets, LLC. in connection with the transactions contemplated in the Purchase Agreement in amounts not to exceed $45,000 and $180,000, respectively.

In addition, under certain conditions as set forth in the Purchase Agreement, the Members will be eligible for earn-out compensation of up to $2,540,000 for achieving certain revenue and pre-tax income goals during the twelve months following the closing of the transaction. The Members earned $0.3 million of the earn-out compensation as of December 31, 2007 based on the calculation performed. As of December 31, 2007, the Members are eligible for a remaining potential earn-out compensation of $1.9 million if the conditions as set forth in the Purchase Agreement are met during the twelve months following the closing of the transaction. Based on the guidance from SFAS No. 141 and EITF No. 95-8, this contingent arrangement should be treated as additional purchase price and increase goodwill when the outcome of the contingency is determinable beyond a reasonable doubt.

On July 2, 2007, the Company, CTS and the Members completed the transactions contemplated in the CTS Stock Purchase Agreement.

The results of CTS’ operations have been included in the consolidated financial statements since the date of acquisition. CTS specializes in advanced information technology solutions in support of National Security programs within the Intelligence Community. CTS provides the Company with access to key customers, security clearances and technical expertise.

The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141, “Business Combinations.” The excess of the purchase price over assets acquired and liabilities assumed of $0.7 million was allocated to goodwill which is deductible for income tax purposes. Identifiable intangible assets associated with contract backlog totaling $0.8 million, which is also deductible for income tax purposes, are being amortized over their estimated useful lives of five years using the straight-line method.

The total purchase price paid, including $35,360 of direct costs, has been preliminarily allocated as follows:

Cash	$(7,862)
Accounts receivable - contracts, net	624,933
Property, plant & equipment	42,982
Other assets	22,178
Intangible assets	810,000
Goodwill	721,320
Total assets	2,213,551

Current liabilities	(1,586,068)
Non-current liabilities	(19,623)
Total liabilities	(1,605,691)

Total consideration	$607,860

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

	For Years Ended December 31,
(Unaudited)	2007	2006
Contract revenue	$49,657,440	$66,473,959
(Loss) income from continuing operations	$(1,127,652)	$(390,399)
Basic (loss) income from continuing operation per common share	$(0.06)	$(0.02)
Diluted (loss) income from continuing operations per common share	$(0.06)	$(0.02)

For the years ended December 31, 2007 and 2006 the Company determined the pro forma information in the table provided above by aggregating the financial information for the Company and for Trinity and CTS for the respective periods, along with adjustments for amortization of intangible assets, incremental compensation expense related to an employment contract issued in connection with the acquisition and additional interest expense to reflect the funding source used to acquire Trinity.

3. DISCONTINUED OPERATIONS

On September 22, 2006, the Company established an independent committee of its Board of Directors to evaluate strategic alternatives with regard to the Company's commercial business activities, including the potential divestiture of the commercial business. The Company defines the commercial business as all of the outstanding capital stock of PSI, which included all of the capital stock of Blair Technology Group, a wholly-owned subsidiary of PSI, and certain assets associated with the OpsPlanner software tool. The decision to divest was made during the fourth quarter of 2006 following the completion of the independent committee's evaluation of strategic alternatives. The Company classified the commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of SFAS No. 144 in the fourth quarter. The divestiture supports the Company's efforts to refocus Paradigm on its core information technology services business supporting the federal government.

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Raymond Huger, the Company's Chairman of the Board of Directors, co-founder and former Chief Executive Officer. On February 28, 2007, the Company completed the sale of the Company's commercial business, in the form of a sale of all of the capital stock of PSI. The sale price was $1,580,000 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company’s common stock as of February 28, 2007. This divestiture transaction resulted in a gain of $78 thousand, net of $84 thousand of selling costs and $405 thousand of income taxes, recorded in the first quarter of 2007.

The commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company's continuing operations in the consolidated financial statements for all current and prior periods presented.

The following tables summarize selected financial information related to the operating results and financial position of the commercial business. There were no assets and liabilities held for sale as of December 31, 2007 since the commercial business was sold on February 28, 2007.

Years Ended December 31,	2007	2006	2005

Contract Revenue (a)	$279,604	$2,475,391	$1,231,229

Loss before income tax benefit (b)	$(304,340)	$(2,464,976)	$(1,699,171)
Income tax benefit	(117,536)	(967,094)	(656,220)
Share-based compensation expense	—	466,665	—
Impairment loss	—	1,845,739	—
Loss from operations of discontinued component, net of income taxes	$(186,804)	$(3,810,286)	$(1,042,951)

(a)	Excludes intercompany revenue of $890 and $7,403 for the years ended December 31, 2006 and 2005, respectively. There was no intercompany revenue for the year ended December 31, 2007.
(b)	Includes research and development costs of $26,708, $347,722 and $828,677 for the years ended December 31, 2007, 2006 and 2005, respectively.

The assets and liabilities are as follows:

Dec. 31, 2006
ASSETS
Accounts receivable(1)	$467,156
Prepaid expenses	42,005
Net property and equipment	123,796
Capitalized software, net	91,410
Intangible assets, net(2)	173,856
Goodwill	683,814
Other	12,104

Total current assets of discontinued operations	$1,594,141

LIABILITIES
Accounts payable and accrued expenses	$156,198
Deferred revenue	222,730
Payroll and payroll related liabilities	129,646
Deferred income taxes, net	108,315

Total liabilities of discontinued operations	$616,889

(1) There was no allowance for doubtful accounts at December 31, 2006.
(2) Intangible assets consisted of the following at December 31, 2006:

	December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	$97,903	$(97,903)	$—
Customer relationships	260,771	(86,915)	173,856

Total	$358,674	$(184,818)	$173,856

(a)
Subsequent to the initial recording of the acquisition of Blair, the Company determined that the value of the customer relationships should be reduced to $260,771 from $350,382 based on valuing a more appropriate sub-set of customers.

The intangible assets have no residual value at the end of their useful lives. Amortization expense recorded in net loss from discontinued operations in the Company's consolidated statements of operations for the year ended December 31, 2007, 2006 and 2005 was $0, $157,122 and $27,696, respectively.

After the sale of the commercial business, the Company does not have any financial relationship with PSI except for a Reseller Agreement.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service for 2007. In addition to the aforementioned governmental units, accounts receivable for 2006 included the Department of Housing and Urban Development Office of Community Planning and Development and the Bureau of Alcohol, Tobacco, Firearms and Explosives. The components of accounts receivable are as follows:

	Dec. 31, 2007	Dec. 31, 2006

Billed receivables	$3,199,280	$4,453,132
Unbilled receivables	5,783,358	11,315,317

Total accounts receivable – contracts, net	$8,982,638	$15,768,449

All receivables are expected to be collected within the next twelve months and are pledged to Silicon Valley Bank (“SVB”) as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at December 31, 2007 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $33,462 and $52,655 as an allowance for doubtful accounts related to certain customers at December 31, 2007 and 2006, respectively.

5. PREPAID EXPENSES

Prepaid expenses at December 31, 2007 and 2006, consist of the following:

	Dec. 31, 2007	Dec. 31, 2006

Prepaid insurance, rent and software maintenance agreements	$171,600	$308,788
Contract-related prepaid expenses	681,746	233,465
Other prepaid expenses	225,183	202,887

Total prepaid expenses	$1,078,529	$745,140

6. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	Dec. 31, 2007	Dec. 31, 2006

Furniture and fixtures	$122,915	$151,802
Equipment	778,735	889,530
Software	526,719	625,383
Leasehold improvement	43,194	20,577
Total property and equipment	1,471,563	1,687,292
Accumulated depreciation	(1,064,243)	(1,093,981)

Property and equipment, net	$407,320	$593,311

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2006 was $311,523, $389,565 and $364,391, respectively.

7. INTANGIBLE ASSETS

Intangible assets are as follows:

	Dec. 31, 2007	Dec. 31, 2006

Contract backlog	$1,810,000	$—
Accumulated amortization	(218,136)	—

Net carrying amount	$1,591,864	$—

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2007 was $218,136. There was no amortization expense from continuing operations for the corresponding periods in 2006. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the years ending December 31,
2008	$347,273
2009	347,273
2010	347,273
2011	347,273
2012	202,772

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	Dec. 31, 2007	Dec. 31, 2006

Accounts payable	$2,197,271	$3,127,256
Accrued expenses	1,823,398	2,492,578

Total accounts payable and accrued expenses	$4,020,669	$5,619,834

9. DEBTS

Note Payable – Line of Credit

The Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provided for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit was used to borrow funds for working capital and general corporate purposes. The Company terminated its revolving line of credit facility with Chevy Chase Bank when the new Loan and Security Agreement (the "Loan and Security Agreement") with SVB, as described below, was activated and paid off the outstanding balance on March 23, 2007.

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with SVB that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company's collateral. The agreements became effective on March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is collateralized by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement.

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company was in compliance with the EBITDA covenant requirements as of December 31, 2007. As of December 31, 2007, the Company had outstanding revolving line of credit with SVB of $5.3 million. The Company also had a bank overdraft of $1.7 million and $0.6 million of additional availability on its revolving line of credit with SVB at December 31, 2007. The interest rates charged by SVB ranged from 9.75% to 13.25% for the year ended December 31, 2007.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of December 31, 2007, no events of default had occurred.

Note Payable – Promissory Note

As further described in Note 3, on April 9, 2007, the Company issued a secured $4.0 million promissory note to the former shareholders of Trinity to finance the acquisition of Trinity.

Under the terms of the promissory note, the Company will repay the principal plus interest at the annual rate of 7.75% of the unpaid balance pursuant to the following terms:

(a)   $500 thousand was required to be paid within three business days of April 9, 2007;

(b)   $1.5 million (the "Second Amount") was required to be paid on June 30, 2007; and

(c)   the remainder amount (the "Remainder Amount") of $2.0 million shall be paid on October 31, 2008. Subsequent to year end, the holder agreed to extend $1.0 million of the Remainder Amount to January 2009.

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

The Company's stock price was $0.99 at December 31, 2007. If the repayment of the promissory note had occurred on December 31, 2007 and the holder had elected to accept partial repayment of $1.0 million in the Company's stock, the Company would have repaid $1.0 million in cash and issued to the holder 1,010,101 shares of the Company's common stock. The number of shares that maybe issued is variable depending on the price per share of the stock and the amount that the holder may elect to receive as repayment in the form of the Company's common stock, up to $1.0 million. The Remainder Amount obligation is fixed and determinable at $2.0 million. The form of the repayment varies depending on whether the holder opts to receive a portion of the repayment in the Company's common stock. The number of shares that could be required to be issued is not limited by the promissory note.

10. INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No.109, the Company recognizes deferred income taxes for all temporary differences between the financial statement basis and the tax basis of assets and liabilities at currently enacted income tax rates.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN No. 48"), on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of December 31, 2007, the Company had recorded immaterial interest and penalties associated with the filing of the 2006 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

For the years ended December 31, 2007, 2006 and 2005, the components of the provision for income taxes from continuing operations consisted of:

	2007	2006	2005

Current
Federal	$(15,794)	$1,242,853	$1,446,196
State	$127,285	$281,273	$332,009
Deferred
Federal	(313,623)	(1,056,939)	(536,734)
State	(42,616)	(143,932)	(131,495)
Total	$(244,748)	$323,255	$1,109,976

The net tax provision included in the loss from discontinued operations was $0.3 million; calculated using an effective rate of 38.62% for the year ended December 31, 2007. The net tax benefit included in the loss from discontinued operations was $1.0 million and $0.7 million; calculated using an effective rate of 38.62% for the years ended December 31, 2006 and 2005.

In addition, as the Blair acquisition was structured as a tax-free purchase, the difference between GAAP reporting and tax reporting of goodwill resulting from the acquisition is considered to be a permanent difference. The goodwill impairment loss recorded during 2006 is also considered to be a permanent difference and is recorded as a component of the discontinued operations.

The provision for income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 reflected in the accompanying financial statements varies from the amount which would have been computed using statutory rates as follows:

	2007	2006	2005

Tax computed at the maximum federal statutory rate	$(329,828)	$168,399	$1,011,874
State income tax, net of federal benefit	(39,492)	25,650	96,634
Other permanent differences	39,192	20,366	1,468
Other	85,380	108,840	—
Provision for income taxes	$(244,748)	$323,255	$1,109,976

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements. A summary of the tax effect of the significant components of deferred income taxes, excluding discounted operations, follows:

	2007	2006

Section 481 adjustment due to conversion from cash basis to accrual basis for income tax reporting	$51,552	$681,085
Expected loss on contract	—	(237,027)
Accrued bonuses	—	(39,752)
Accrued severance	(5,884)	(263,504)
Accrued officers' compensation and accrued vacation deducted for financial statement reporting purposes but not for income tax reporting purposes	(40,416)	(68,543)
Leases payable	(58,048)	—
Allowance for doubtful account	(15,771)	—
Net deferred tax (assets)/liabilities, current portion	$(68,567)	$72,259

Section 481 adjustment due to conversion from cash basis to accrual basis for income tax reporting	$103,104	$—
Share-based compensation expense	(231,552)	(57,116)
Depreciation and amortization expense reported for income tax purposes different from financial statement amounts	97,239	67,526
Amortization expense on intangible assets reported for income tax purposes different from financial statement amounts	321,669	—
Deferred rent assets	30,639	30,443
Deferred rent liabilities	(78,360)	(99,212)
Leases payable	(21,937)	—
Net deferred tax liabilities/(assets), net of current portion	$220,802	$(58,359)

Furthermore, Paradigm Holdings has operating loss carryforwards of approximately $3,891,000 related to pre-merger activities. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforward which can be utilized when certain changes in the Company’s ownership occur. During 2005, the Company determined that changes in the Company’s line of business would limit the use of such carryforward benefits. Therefore, the Company wrote-off the deferred tax assets in the amount of $1,502,000 against the valuation allowance. There was no effect on the consolidated statement of operations from this action.

11. LEASES

Capital Leases

The Company is party to capital lease obligations, with interest rates range from 9% to 16%. Future payments under the capital lease obligations are as follows:

Years ending December 31, 2008	$32,725
2009	1,976
Total payments	34,701
Less amount representing interest	(2,376)
Present value of future lease payments	32,325
Capital leases payable, current portion	(30,436)
Capital leases payable, net of current portion	$1,889

The total cost of equipment held under capital lease obligations was $51,434 at December 31, 2007 and 2006, with related accumulated amortization of $40,002 and $23,913, respectively. The amortization of equipment under capital leases of $16,089, $15,242, and $8,671 for the years ended December 31, 2007, 2006, and 2005, respectively, was recorded in depreciation expense.

Operating Leases

The Company relocated its headquarters in June 2006 and entered into an operating lease for the new office space. This lease expires in May 2012 and contains an escalation clause for 3% annual increases in the base monthly rent. The Company subleased the old headquarter office space which expires in May 2011 upon the relocation. The Company has three other office leases assumed from acquisitions. Two of them are from the Trinity acquisition. These leases expire in April 2009 and November 2010, respectively, and contain an escalation clause for 2% and 4% annual increases in the base month rent, respectively. The third lease is from the CTS acquisition. The lease expires in September 2008 and contains an escalation clause for 3% annual increases in the base month rent. In addition, the Company had one other office lease which expired on June 30, 2007. This lease contained an escalation clause of 3% in the base monthly rent on an annual basis plus a pro rata share of annual operating expenses.

The following is a schedule, by year, of future minimum rental payments required under the operating leases and the cash inflows for sublease income:

	Office Space	Sublease Income	Total

Years ending December 31, 2008	$1,042,170	$473,287	$568,883
2009	942,147	492,435	449,712
2010	916,415	501,699	414,716
2011	612,090	194,262	417,828
2012	174,420	—	174,420
Total	$3,687,242	$1,661,683	$2,025,559

Total straight-line rent expense for the years ended December 31, 2007, 2006 and 2005 was $1,194,093, $1,076,610 and $903,467, respectively. Sublease income was $429,047 and $248,641 for the year ended December 31, 2007 and 2006, respectively.

12. NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is presented in accordance with SFAS No. 128, “Earnings Per Share.” This statement requires dual presentation of basic and diluted net income per common share on the face of the income statement. Basic net income per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

	Years Ended December 31,
	2007	2006	2005
Basic net (loss) income per common share:
(Loss) income from continuing operations	$(725,335)	$172,036	$1,866,125
Loss from discontinued operations,
net of income tax benefits	(108,588)	(3,810,286)	(1,042,951)

Net loss	(833,923)	(3,638,250)	823,174
Dividends on preferred stock	75,000	—	—
Net loss attributable to common stockholders	$(908,923)	$(3,638,250)	$823,174

Weighted average common shares outstanding
- basic	19,315,751	20,552,097	20,107,653
Treasury effect of stock options	—	160,992	2,428

Total weighted average common shares
outstanding - diluted	19,315,751	20,713,109	20,110,081

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.04)	$0.01	$0.09
Loss from discontinued operations	(0.01)	(0.19)	(0.05)

Basic net loss per common share	$(0.05)	$(0.18)	$0.04
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.04)	$0.01	$0.09
Loss from discontinued operations	(0.01)	(0.19)	(0.05)

Diluted net (loss) income per common share	$(0.05)	$(0.18)	$0.04

Common stock equivalents of 1,037,703 were not included in the computation of diluted net loss per common share for the year ended December 31, 2007, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

13. RETIREMENT PLANS

The Company maintains a 401(k) profit sharing retirement plan for all eligible employees over 18 years old. Under the plan, employees become eligible to participate after one month of employment. The annual contribution under this plan is based on employee participation. The participants may elect to contribute up to 100% of their gross annual earnings limited to amounts specified in Internal Revenue Service Regulations as indexed for inflation. The Company’s matching contribution to the plan is determined annually by the Board of Directors. Effective October 1, 2007, the Company contributed an amount equal to 100% of the first 4 % of the employees’ contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Company’s matching contributions vest immediately. Prior to October 1, 2007, the Company contributed an amount equal to 100% of the first 3% of the employees’ contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Company’s matching contributions vest over a five year period. The Company’s contributions were $284,880, $305,771 and $307,368 for the years ended December 31, 2007, 2006 and 2005, respectively.

14. STOCK OPTIONS

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock are initially reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,124,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of December 31, 2007, 382,000 stock options and 1,400,000 shares of restricted common stock have been issued from the Plan and the remaining stock options of 2,622,000 were granted to the employees from the Company's previous plans. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, select the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

Effective December 15, 2005, the Board of Directors of the Company granted options to acquire 2,122,000 shares of common stock to certain individuals. Approximately, 624,000 option shares remained outstanding as of December 31, 2007 as 1,498,000 option shares had been canceled. These options were vested as of December 15, 2005, have an exercise price equal to $1.70 per share, and expire on December 14, 2015. The options were issued with immediate vesting in anticipation of the adoption of the Statement No. 123 (revised) as the Company did not believe compensation expense should be associated with these grants. The Company did not modify the options granted in December 2005 during 2006. Effective May 15, 2006, the Company granted options to acquire 500,000 shares of common stock to one of its officers pursuant to an offer of employment. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $2.50 per share, and expire on May 14, 2016. Effective December 18, 2006, the Company granted options to acquire 150,000 shares of common stock to one of its officers pursuant to an offer of employment. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $0.75 per share, and expire on December 18, 2016. Effective May 3, 2007, the Company granted options to acquire 50,000 shares of common stock to one of its employees. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $0.80 per share, and expire on May 2, 2017. Effective August 2, 2007, the Company granted options to acquire 157,000 shares of common stock to certain employees. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $0.84 per share, and expire on August 1, 2017. Effective August 13, 2007, the Company granted options to acquire 25,000 shares of common stock to one of its employees. One-third of the options will vest on each anniversary of the grant date. The options have an exercise price equal to $0.84 per share, and expire on August 12, 2017. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly.

The following table summarizes the Company’s stock option activity.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at January 1, 2005	—	$—
Granted	2,122,000	1.70
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2005	2,122,000	$1.70	$424,400	10
Granted	650,000	2.10
Exercised	—	—
Canceled	(527,000)	1.70

Outstanding at December 31, 2006	2,245,000	$1.81	—	9.2
Granted	232,000	0.83
Exercised	—	—
Canceled	(971,000)	1.70

Outstanding at December 31, 2007	1,506,000	$1.74	$72,800	8.5

Exercisable at December 31, 2005	2,122,000	$1.70	$424,400	10
Exercisable at December 31, 2006	1,595,000	$1.70	$—	9
Exercisable at December 31, 2007	840,667	$1.80	$12,000	8.2

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.99, $0.75 and $1.90 at December 31, 2007, 2006 and 2005, respectively, over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 was $291,671, $147,893 and $0, respectively.

The fair value of the options granted during fiscal 2007 and 2006 was $162 thousand and $799 thousand, respectively and is included as part of additional paid-in capital as vested. As of December 31, 2007, the Company had $521 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 1.8 years.

The following summarizes the stock options outstanding and exercisable at December 31, 2007.

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$1.70	624,000	$1.70	8.0 years	624,000	$1.70
$2.50	500,000	$2.50	8.5 years	166,667	$2.50
$0.75	150,000	$0.75	9.0 years	50,000	$0.75
$0.80	50,000	$0.80	9.5 years	—	$—
$0.84	182,000	$0.84	9.8 years	—	$—

	1,506,000	$1.74	8.5 years	840,667	$1.76

Number of
Options
Nonvested stock options at December 31, 2006	650,000
Options granted	232,000
Vested during period	(216,667)
Options canceled and expired	—

Nonvested shares under option at December 31, 2007	665,333

Weighted average fair value	$1.04

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

The following table summarizes the Company's restricted common stock activity.

Weighted
			Weighted	Average
	Number of		Average	Remaining
	Restricted	Aggregate	Vesting	Vesting
	Common Stock	Fair Value	Periods	Periods
			(in years)	(in years)
Outstanding at December 31, 2006	—	$—
Granted	1,400,000	1,120,000

Outstanding at December 31, 2007	1,400,000	$1,120,000	4.67	4.0

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The compensation expense recognized for the year ended December 31, 2007 was $160,000.

The total fair value of the restricted stock granted in fiscal 2007 was $1.1 million, calculated by multiplying the number of restricted common stock granted and the closing market price of $0.80 on May 3, 2007, and will be included as part of additional paid-in capital over the vesting period. As of December 31, 2007, the unrecognized compensation costs related to the remaining nonvested restricted stock was $960 thousand, which will be recognized over a weighted average period of 4 years.

15. STOCKHOLDERS EQUITY

Common Stock

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

On December 31, 2007, under the terms of the CTS Purchase Agreement, the Company issued 128,282 shares of common stock of Paradigm to Samuel Caldwell who was the former shareholder of CTS pursuant to the earn-out provision. These shares vested immediately. The fair value of the common stock issued was $127,000 which was recorded as additional goodwill recognized from the CTS acquisition at December 31, 2007 and was included as part of additional paid-in capital.

Preferred Stock

On July 25, 2007, the Company completed a private placement led by members of the Company's senior management and Board of Directors for gross proceeds of $1.8 million. The Company issued 1,800 shares of convertible preferred stock (“Series A Preferred Stock”) with par value of $0.01 per share, which bear an annual dividend of 10% and are convertible into 1.5 million shares of the Company's common stock at an average of $1.20 per common share. The private placement included 5-year warrants to purchase approximately 149,400 shares of common stock at $1.20 per share. Proceeds from this offering were used for general working capital and acquisition financing. The investors included certain of the officers and directors of the Company. The Company had evaluated the relevant accounting guidance, including SFAS 150, ARS 268, and EITF Topic D-109, and had determined that the preferred stock should be classified as equity on the balance sheet.

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

Warrants

The preferred stock issuance on July 25, 2007 included 5-year warrants for the shareholder to purchase approximately 149,400 shares of common stock at $1.20 per share. The Company also issued warrants to the placement agent to purchase 83,333 common shares of the Company at $1.20 per share. The warrant was classified as equity in accordance with EITF No. 00-19 mainly due to the reason that there is not a choice of net cash settlement. Warrants issued were valued at $139 thousand, using the Black Scholes model, and recorded as part of additional paid-in capital using the Black Scholes model.

16. CONTRACT STATUS

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

As of December 31, 2007, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company’s financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at December 31, 2007 approximately, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$90,958,381
Completed to date	74,858,535

Authorized backlog	$16,099,846

In addition, the foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $71,700,000.

Approximately 19% of the Company’s existing contracts are subject to renegotiation in 2008. The revenue amount subject to renegotiation is approximately $8.7 million based on the 2007 revenue attributable to those contracts.

17. RELATED PARTY TRANSACTIONS

PSI acquired Blair on October 14, 2005. Blair’s facility, located at 3375 Lynnwood Drive, Altoona, Pennsylvania, was owned by two of the former Blair principals, Messrs. Thomas Kristofco and Stephen Fochler. The facility consists of 4,000 square feet and was leased to Blair at a rate of $4,500 per month. On January 16, 2006, Messrs. Kristofco and Fochler sold their interests in the facility to an independent third party. The square footage and monthly rent was not affected. In December 2006, Blair, which was classified as the discontinued operations at December 31, 2006, moved to a new facility owned by an independent third party.

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, PSI, a Maryland corporation and wholly-owned subsidiary of the Company, and Mr. Raymond Huger, the Company’s Chairman of the Board of Directors, Co-founder and former Chief Executive Officer. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mr. Huger purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000.00 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company’s common stock as of February 28, 2007. This transaction resulted in a gain of $78 thousand on the sale of discontinued operations in the first quarter of 2007, net of income taxes. On March 1, 2007, the Company issued a press release with respect to the successful consummation of the transactions set forth in the Stock Purchase Agreement among the Company, PSI and Mr. Huger. Mr. Huger is and remained as the prime shareholder of the Company before and after the transaction described above. Mr. Huger owns 55.7% of total issued and outstanding shares of common stock following the consummation of the transaction. On February 28, 2007, the Company entered into a voting agreement by and between the Company and Mr. Raymond Huger. Pursuant to the terms and conditions set forth in the voting agreement, Mr. Huger appointed the Company as Mr. Huger’s proxy and attorney-in-fact, with full power of substitution and resubstitution, to vote or act by written consent the number of shares which limits Mr. Huger’s remaining voting to a maximum of 49%.

18. SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

The following table presents the quarterly results for the Company for the years ended December 31, 2007 and 2006:

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Contract revenue (a)	$11,550,614	$10,679,027	$11,114,416	$13,333,595
Gross margin (a)	1,476,218	1,529,550	2,097,503	2,049,096
(Loss) income from continuing operations	(102,502)	(321,160)	(252,965)	(48,708)
Net (loss) income	$(211,090)	$(321,160)	$(252,965)	$(48,708)

Net (loss) income per common share: (b)
Basic
(Loss) income from continuing operations	$(0.00)	$(0.02)	$(0.01)	$(0.00)
Net (loss) income	$(0.01)	$(0.02)	$(0.01)	$(0.00)
Diluted
(Loss) income from continuing operations	$(0.00)	$(0.02)	$(0.01)	$(0.00)
Net (loss) income	$(0.01)	$(0.02)	$(0.01)	$(0.00)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Contract revenue (a)	$15,874,340	$15,502,349	$13,964,134	$14,487,271
Gross margin (a)	2,932,151	2,798,372	1,386,797	2,202,978
(Loss) income from continuing operations	477,516	477,182	(506,690)	(275,972)
Net (loss) income	$256,282	$(36,310)	$(2,956,558)	$(901,664)

Net (loss) income per common share: (b)
Basic
(Loss) income from continuing operations	$0.02	$0.02	$(0.02)	$(0.01)
Net (loss) income	$0.01	$0.00	$(0.14)	$(0.05)
Diluted
(Loss) income from continuing operations	$0.02	$0.02	$(0.02)	$(0.01)
Net (loss) income	$0.01	$0.00	$(0.14)	$(0.05)

(a)
The Company reported its commercial business, previously reported as continuing operations, as discontinued operations after the Company announced its intention to divest the commercial business on September 26, 2006 and accordingly, operating results from the commercial business have been presented separately from our continuing operation for all 2007 and 2006 periods presented.

(b)	The sum of the quarterly per share amounts may not equal annual per share amounts, as the quarterly calculations are based on varying numbers of weighted average common shares.

PARADIGM HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2007, 2006 and 2005:

Description	Balance at Beginning or Period	Additional Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowance for doubtful accounts
December 31, 2005	$—	$—	$—	$—
December 31, 2006	—	52,655	—	52,655
December 31, 2007	52,655	33,462	(52,655)	33,462

Allowance for non-salable inventory
December 31, 2005	$67,006	$—	$(67,006)	$—
December 31, 2006	—	—	—	—
December 31, 2007	—	—	—	—

Deferred tax asset valuation allowance
December 31, 2005	$1,502,000	$—	$(1,502,000)	$—
December 31, 2006	—	—	—	—
December 31, 2007	—	—	—	—

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

Signature	Title	Date
/s/ Richard Sawchak	Senior Vice President, Chief Financial Officer and Principal Accounting Officer	March 31, 2008
Richard Sawchak
/s/ Raymond A. Huger	Chairman	March 31, 2008
Raymond A. Huger
/s/ Francis X. Ryan	Director	March 31, 2008
Francis X. Ryan
/s/ John A. Moore	Director	March 31, 2008
John A. Moore
/s/ Edwin Mac Avery	Director	March 31, 2008
Edwin Mac Avery

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Article of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2006

3.2	By-laws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2006

10.1	Loan and Security Agreement, dated July 28, 2005, entered into between Paradigm Holdings, Inc. and Chevy Chase Bank, effective on August 8, 2005	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 11, 2005

10.2	Employment Agreement, effective September 19, 2005, by and between Paradigm Holdings, Inc. and Richard Sawchak	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on September 30, 2005

10.3
Merger Agreement, dated October 12, 2005, by and among Paradigm Holdings, Inc., Paradigm Solutions International, Inc. (PSI), Blair Management Services, Inc. t/d/b/a Blair Technology Group (Blair) and the Shareholders of Blair
Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on October 20, 2005 and amended on December 30, 2005

10.4	Escrow Agreement, dated October 12, 2005, by and among Paradigm Holdings, Inc., PSI, the Shareholders of Blair and Kirkpatrick & Lockhart Nicholson Graham LLP	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on October 20, 2005

10.5	Employment Agreement, dated October 12, 2005, by and between PSI and Tom Kristofco	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K as filed with the Commission on October 20, 2005

10.6	Employment Agreement, dated October 12, 2005, by and between PSI and Robert Duffy	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K as filed with the Commission on October 20, 2005

10.7	Employment Agreement, dated October 12, 2005, by and between PSI and Steve Fochler	Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K as filed with the Commission on October 20, 2005

10.8	Change in Terms Agreement to Loan and Security Agreement, dated March 16, 2006, entered into between Paradigm Holdings, Inc. and Chevy Chase Bank on March 20, 2006	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on March 24, 2006

10.9	Change in Terms Agreement to Loan and Security Agreement, dated March 30, 2006, entered into between Paradigm Holdings, Inc. and Chevy Chase Bank	Incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 8-K as filed with the Commission on March 31, 2006

10.10	Change in Registrant’s certifying accountant from Aronson & Company to BDO Seidman, LLP	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 17, 2006

EXHIBIT NO.	DESCRIPTION	LOCATION
10.11	Material Contract – Department Treasury LTMCC	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on April 18, 2006

10.12	Material Contract – Department Treasury CSM/MIA	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on April 18, 2006

10.13	Announcement of the resignation of Frank Jakovac as President and Chief Operating Officer, effective April 28, 2006	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 1, 2006

10.14	Letter Agreement, signed May 2, 2006 entered into between Paradigm Holdings, Inc. and Noble International Investments	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 8, 2006

10.15	Announcement of the appointment of Peter LaMontagne as President and Chief Operating Officer, effective May 15, 2006	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 8, 2006

10.16	Announcement of the granting of 500,000 options with an exercise price of $2.50 per share and a three year vesting period	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 23, 2006

10.17	Covenant waiver to Loan and Security Agreement, dated August 11,2006, between Paradigm Holdings, Inc. and Chevy Chase Bank	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 14, 2006

10.18	Agreement, dated August 16, 2006, by and among Paradigm Holdings, Inc., Paradigm Solutions International, Inc., Thomas Kristofco and Robert Duffy	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 24, 2006

10.19	Amendment to employee agreement, dated August 16, 2006, by and between Paradigm Solutions International, Inc. and Thomas Kristofco	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 24, 2006

10.20	Amendment to employee agreement, dated August 16, 2006, by and between Paradigm Solutions International, Inc. and Robert Duffy	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 24, 2006

10.21	Announcement of the presentation to be discussed at the Noble Financial Group investor conference on September 26, 2006	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 26, 2006

10.22	Letter Agreement, dated November 14, 2006, by and between the Company and Chevy Chase Bank	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on November 20, 2006

EXHIBIT NO.	DESCRIPTION	LOCATION
10.23	Announcement of the appointment of Peter LaMontagne to succeed Raymond Huger as Chief Executive Officer, effective January 1, 2007	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on November 20, 2006

10.24	Stock Purchase Agreement, dated January 29, 2007, by and among Paradigm Holdings, Inc., Trinity IMS, Inc. and the shareholders of Trinity IMS, Inc.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on January 31, 2007

10.25	Stock Purchase Agreement, dated February 23, 2007, by and among Paradigm Holdings, Inc., Paradigm Solutions International, Inc. and Mr. Raymond Huger	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on March 1, 2007

10.26	Voting Agreement, dated February 28, 2007, by and between Paradigm Holdings, Inc. and Mr. Raymond Huger	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on March 1, 2007

10.27	Loan Agreement, dated March 13, 2007, entered into between Paradigm Holdings, Inc. and Silicon Valley Bank, effective on March 13, 2007	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on March 19, 2007

10.28	Promissory Note, dated April 9, 2007, issued by Paradigm Holdings, Inc. to Theresa Kleszewski	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on April 13, 2007

10.29	Executive Employment Agreement, dated April 9, 2007, by and between Paradigm Holdings, Inc. and Christian L. Kleszewski	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K as filed with the Commission on April 13, 2007

10.30	Notice of Grant of Restricted Stock Award, dated May 3, 2007, by and between the Company and the executive officers and board of directors	Incorporated by reference to Exhibits 99s of the Registrant's Current Report on Form 8-K as filed with the Commission on May 9, 2007

10.31	Purchase Agreement, dated June 6, 2007, by and among Paradigm Holdings Inc., Caldwell Technology Solutions, LLC and the members of Caldwell Technology Solutions, LLC	Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 12, 2007

10.32	Executive Employment Agreement, dated July 2,2007, by and between Paradigm Holdings Inc. and Sam Caldwell	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on July 6, 2007

10.33	Certificate of Designation for Series A Preferred Stock and Form of Warrant issued to investors	Incorporated by reference to Exhibits 99s of the Registrant's Current Report on Form 8-K as filed with the Commission on July 31, 2007

10.34	Announcement of the presentation to be discussed at the Noble Financial Group investor conference on August 20, 2007	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on August 20, 2007

10.35	Change in Registrant’s certifying accountant from BDO Seidman, LLP to Grant Thornton, LLP	Incorporated by reference to Exhibit 99s of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 21, 2007

EXHIBIT NO.	DESCRIPTION	LOCATION
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Registrant's Form S-B2 Registration Statement filed with the Commission on February 11, 2005

23.1		Provided herewith

23.2	Consent of BDO Seidman LLP	Provided herewith

23.3	Consent of Aronson & Company	Provided herewith

31.1	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith