Form 10-Q
period 2008-03-31
Paradigm Holdings, Inc
filed 2008-05-15
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

Shares of common stock outstanding on May 1, 2008 were 20,548,153.

CERTIFICATIONS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$27,555	$7,771
Accounts receivable - contracts, net	9,761,921	8,982,638
Prepaid expenses	1,225,175	1,078,529
Prepaid corporate income taxes	134,755	74,207
Deferred income tax assets	67,763	68,567
Other current assets	307,126	346,785
Total current assets	11,524,295	10,558,497
Property and equipment, net	328,505	407,320
Goodwill	3,981,338	3,969,249
Intangible assets, net	1,505,045	1,591,864
Other non-current assets	302,509	193,218
Total assets	$17,641,692	$16,720,148
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	$790,276	$1,687,491
Note payable - line of credit	7,726,201	5,268,698
Note payable - promissory note	2,000,000	2,000,000
Capital leases payable, current portion	22,720	30,436
Accounts payable and accrued expenses	3,573,678	4,020,669
Accrued salaries and related liabilities	1,476,335	1,550,962
Other current liabilities	351,281	177,844
Total current liabilities	15,940,491	14,736,100
Long-term liabilities
Capital leases payable, net of current portion	315	1,889
Deferred income taxes	150,042	220,802
Other non-current liabilities	221,562	289,593
Total liabilities	16,312,410	15,248,384
Convertible preferred stock - $.01 par value, 10,000,000 shares authorized, 1,800 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively. Each share of convertible preferred stock has a liquidation preference of $0.01 per share plus all accrued but unpaid dividends	18	18
Common stock - $.01 par value, 50,000,000 shares authorized, 19,148,153 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	191,482	191,482
Additional paid-in capital	2,868,553	2,773,547
Accumulated deficit	(1,730,771)	(1,493,283)
Total stockholders’ equity	1,329,282	1,471,764
Total liabilities and stockholders’ equity	$17,641,692	$16,720,148

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Contract Revenue
Service contracts	$7,046,526	$6,728,350
Repair and maintenance contracts	3,750,372	4,822,264
Total contract revenue	10,796,898	11,550,614
Cost of revenue
Service contracts	5,476,142	6,580,283
Repair and maintenance contracts	3,217,550	3,494,113
Total cost of revenue	8,693,692	10,074,396
Gross margin	2,103,206	1,476,218
Selling, general and administrative	2,157,155	1,432,919
(Loss) income from operations	(53,949)	43,299
Other income (expense)
Interest income	624	—
Interest expense	(265,610)	(204,498)
Total other expense	(264,986)	(204,498)
Loss from continuing operations before income taxes	(318,935)	(161,199)
Benefit for income taxes	(81,447)	(58,697)
Loss from continuing operations	(237,488)	(102,502)
Loss from operations of discontinued component, net of income tax benefits	—	(186,804)
Gain on sale of discontinued operations, net of income taxes	—	78,216
Loss from discontinued operations, net of income taxes	—	(108,588)
Net loss	(237,488)	(211,090)
Dividends on preferred stock	45,000	—
Net loss attributable to common shareholders	$(282,488)	$(211,090)

Weighted average number of common shares:
Basic	19,148,153	20,203,392
Diluted	19,148,153	20,203,392

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(0.00)
Loss from discontinued operations	$—	$(0.01)
Net loss	$(0.01)	$(0.01)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(237,488)	$(211,090)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from operations of discontinued component, net of income tax benefits	—	186,804
Gain on sale of discontinued operations, net of income taxes	—	(78,216)
Share-based compensation	140,031	69,613
Depreciation and amortization	178,436	84,336
Bad debt recovery	(16,176)	—
Deferred income taxes	(69,956)	129,712
(Increase) Decrease in
Accounts receivable - contracts, net	(763,107)	2,043,819
Prepaid expenses	(146,646)	323,896
Prepaid corporate income taxes	(60,548)	43,701
Other current assets	39,659	3,518
Other non-current assets	(109,291)	(30,127)
(Decrease) Increase in
Accounts payable and accrued expenses	(371,741)	36,350
Accrued salaries and related liabilities	(74,627)	(628,936)
Expected loss on contract	—	(613,742)
Other current liabilities	173,437	(99,491)
Other non-current liabilities	(49,828)	50,421
Net cash (used in) provided by operating activities from continuing operations	(1,367,845)	1,310,568
Net cash used in operating activities from discontinued operations	—	(677,311)
Net cash (used in) provided by operating activities	(1,367,845)	633,257
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisition	(87,339)	—
Purchase of property and equipment	(12,802)	—
Net cash used in investing activities from continuing operations	(100,141)	—
Net cash used in investing activities from discontinued operations	—	(34,025)
Net cash used in investing activities	(100,141)	(34,025)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(897,215)	(2,464,022)
Payments on capital leases	(9,290)	(7,810)
Payment on notes payable	(18,228)	—
Dividends paid on preferred stock	(45,000)	—
Proceeds from line of credit	18,752,088	22,079,716
Payments on line of credit	(16,294,585)	(18,378,954)
Net cash provided by financing activities from continuing operations	1,487,770	1,228,930
Net cash provided by proceeds from line of credit to finance discontinued operations	—	711,336
Net cash provided by financing activities	1,487,770	1,940,266
Net increase in cash and cash equivalents	19,784	2,539,498
Cash and equivalents, beginning of period	7,771	371,176
Cash and cash equivalents, end of period	$27,555	$2,910,674

For the three months ended March 31,	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the quarter:
Cash paid for income taxes	$51,178	$52,334
Cash paid for interest	$279,277	$166,491
Non-cash investing activities:
Non-cash sale price of commercial business	$—	$1,580,000
Non-cash financing activities:
Dividends declared but not paid	$45,000	$—

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Paradigm Holdings, Inc. (the "Company") is the parent of the wholly owned subsidiaries, Paradigm Solutions Corp., Trinity IMS, Inc. (“Trinity”) and Caldwell Technology Solutions, LLC (“CTS”). Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the "SEC") for additional information on the corporate structure.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) are omitted in this interim report. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Annual Report on Form 10-K for the Company for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements for the Company reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of March 31, 2008, the Company had an accumulated deficit of approximately $1.7 million and working capital deficiency of $4.4 million. The Company has a note payable to shareholders of Trinity (Note 10) for $1.0 million that is due in October 2008. Additionally, the Company is dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that the existing customer base and additional business which it expects to obtain, along with its financing arrangements, will be sufficient to allow the Company to meet its cash requirements for the remainder of fiscal year 2008. Additionally, certain board members and senior management of the Company have committed up to $750,000 in funding subject to normal approvals and negotiations to support operational and working capital needs in the future.

For a description of the Company’s accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for Paradigm Holdings, Inc. for the year ended December 31, 2007.

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

•
Under FFP contracts, revenue is generally recognized subject to the provision of the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” For those contracts that are within the scope of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type contracts”, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible with indefinite lives are not amortized, but instead are tested for impairment at least annually. SFAS No. 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Associated with the Trinity and CTS acquisitions, the Company recorded $4.0 million goodwill and $1.8 million of identifiable intangible assets related to contract backlog. The contract backlog will be amortized over their estimated useful lives of five years and is included under the caption “Intangible Assets” on the Company’s condensed consolidated balance sheet.

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

Share-based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, using the modified-prospective method. Option awards granted after January 1, 2006 and the previously granted but for which vesting provisions had not been met are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock granted after January 1, 2006 are valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $140 thousand and $70 thousand for the three months ended March 31, 2008 and 2007, including the expense recognized for the restricted common stock issued on May 3, 2007. The Company did not grant any share-based awards for the three months ended March 31, 2008 and 2007.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 68% and 71% of total revenue was generated from three major customers during the three months ended March 31, 2008 and 2007, respectively. The Company’s accounts receivable related to these major customers was 67% of total accounts receivable at March 31, 2008. The Company’s accounts receivable related to the two major customers was 49% of total accounts receivable at December 31, 2007. The Company defines major customer by agencies within the federal government.

A majority of the Company’s customer concentration is in the Mid-Atlantic states of the United States.

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

Recent Accounting Pronouncements - Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquiree and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt SFAS No. 141 (revised 2007) on January 1, 2009. SFAS No. 141 (revised 2007) will be applied prospectively to business acquisitions with acquisition date, on or after January 1, 2009. The Company is currently assessing the impact of adopting SFAS No. 141 (revised 2007) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company will adopt SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In February 2008, the FASB issued a FASB Staff Position No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.” FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157, “Fair Value Measurements”, to fiscal years beginning after November 15, 2008 for items within the scope of this FSP. The Company will adopt FSP No. 157-2 on January 1, 2009 and is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

Recent Accounting Pronouncements - Adopted

On January 1, 2008, the Company adopted certain provisions of SFAS No. 157, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157 adopted on January 1, 2008 relate only to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS No. 159 did not impact the Company’s condensed consolidated financial statements, as no items were elected for measurement at fair value upon initial adoption. The Company will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the statement.

2. ACQUISITIONS

Trinity Acquisition

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the "Trinity Stock Purchase Agreement") by and among the Company, Trinity, a Nevada corporation and the shareholders of Trinity (the "Trinity Shareholders"). On April 9, 2007, the Company completed the acquisition of Trinity for $4 million, pursuant to the Trinity Stock Purchase Agreement executed on January 29, 2007. The Company purchased from the Trinity Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity became a wholly-owned subsidiary of the Company in exchange for a $4 million promissory note issued to the Trinity Shareholders as further described in Note 10. The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141, “Business Combinations.” The excess of the purchase price over assets acquired and liabilities assumed of $3.2 million was allocated to goodwill which is not deductible for income tax purposes. Identifiable intangible assets associated with contract backlog totaling $1.0 million, which is not deductible for income tax purposes, are being amortized over their estimated useful lives of five years using the straight-line method.

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

In addition, under certain conditions as set forth in the Purchase Agreement, the Members will be eligible for earn-out compensation of up to $2,540,000 for achieving certain revenue and pre-tax income goals during the twelve months following the closing of the transaction. The Members earned $0.3 million of the earn-out compensation as of December 31, 2007 based on the calculation performed. As of March 31, 2008, the Members are eligible for a remaining potential earn-out compensation of $1.9 million if the conditions as set forth in the Purchase Agreement are met during the twelve months following the closing of the transaction. Based on the guidance from SFAS No. 141 and EITF No. 95-8, this contingent arrangement should be treated as additional purchase price and increase goodwill when the outcome of the contingency is determinable beyond a reasonable doubt.

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

The total purchase price paid, including $47,449 of direct costs, has been preliminarily allocated as follows:

Cash	$(7,862)
Accounts receivable - contracts, net	624,933
Property, plant & equipment	42,982
Other assets	22,178
Intangible assets	810,000
Goodwill	733,409
Total assets	2,225,640

Current liabilities	(1,586,068)
Non-current liabilities	(19,623)
Total liabilities	(1,605,691)

Total consideration	$619,949

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

The following tables summarize selected financial information related to the operating results and financial position of the commercial business. There were no assets and liabilities held for sale as of March 31, 2008 since the commercial business was sold on February 28, 2007.

Three Months Ended March 31,	2007

Contract revenue	$279,604
Loss before income tax benefit	$(304,340)
Income tax benefit	(117,536)
Loss from operations of discontinued component, net of income taxes	$(186,804)

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

4. Fair Value Measurements

In accordance with SFAS No. 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. SFAS No. 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The Company does not have any assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2008.

5. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The components of accounts receivable are as follows:

	March 31, 2008	December 31, 2007

Billed receivables	$5,928,328	$3,199,280
Unbilled receivables	3,833,593	5,783,358

Total accounts receivable - contracts, net	$9,761,921	$8,982,638

All receivables are expected to be collected within the next twelve months and are pledged to Silicon Valley Bank (“SVB”) as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at March 31, 2008 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $17,285 and $33,462 as an allowance for doubtful accounts related to certain customers at March 31, 2008 and December 31, 2007, respectively.

6. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2008	December 31, 2007

Prepaid insurance, rent and software maintenance agreements	$268,800	$171,600
Contract-related prepaid expenses	814,371	681,746
Other prepaid expenses	142,004	225,183

Total prepaid expenses	$1,225,175	$1,078,529

7. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	March 31, 2008	December 31, 2007

Furniture and fixtures	$122,915	$122,915
Equipment	791,537	778,735
Software	526,719	526,719
Leasehold improvement	43,194	43,194
Total property and equipment	1,484,365	1,471,563
Accumulated depreciation	(1,155,860)	(1,064,243)

Property and equipment, net	$328,505	$407,320

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 was $91,617, and $84,336, respectively.

8. INTANGIBLE ASSETS

Intangible assets are as follows:

	March 31, 2008	December 31, 2007

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(304,955)	(218,136)

Net carrying amount	$1,505,045	$1,591,864

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 was $86,819. There was no amortization expense from continuing operations for the corresponding period in 2007. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining nine months ending December 31, 2008	$260,454
For the years ending December 31,
2009	347,273
2010	347,273
2011	347,273
2012	202,772

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	March 31, 2008	December 31, 2007

Accounts payable	$2,324,193	$2,197,271
Accrued expenses	1,249,485	1,823,398

Total accounts payable and accrued expenses	$3,573,678	$4,020,669

10. DEBTS

Note Payable - Line of Credit

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

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company was in compliance with the EBITDA covenant requirements as of March 31, 2008. As March 31, 2008, the Company had outstanding revolving line of credit with SVB of $7.7 million. The Company also had a bank overdraft of $0.8 million and $0.6 million of additional availability on its revolving line of credit with SVB at March 31, 2008. The interest rates charged by SVB ranged from 7.75% to 8.50% for the three months ended March 31, 2008.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of March 31, 2008, no events of default had occurred.

Note Payable - Promissory Note

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

The Company considered whether the provisions contained within the promissory note may be considered embedded derivatives as prescribed by SFAS No. 133, “Accounting for Derivatives and Hedging Activities” and concluded that the promissory note provisions did not constitute embedded derivatives.

The Company's stock price was $0.63 at March 31, 2008. If the repayment of the promissory note had occurred on March 31, 2008 and the holder had elected to accept partial repayment of $1.0 million in the Company's stock, the Company would have repaid $1.0 million in cash and issued to the holder 1,587,302 shares of the Company's common stock. The number of shares that maybe issued is variable depending on the price per share of the stock and the amount that the holder may elect to receive as repayment in the form of the Company's common stock, up to $1.0 million. The Remainder Amount obligation is fixed and determinable at $2.0 million. The form of the repayment varies depending on whether the holder opts to receive a portion of the repayment in the Company's common stock. The number of shares that could be required to be issued is not limited by the promissory note.

11. INCOME TAXES

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN No. 48"), on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of March 31, 2008, the Company had recorded immaterial interest and penalties associated with the filing of the 2006 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

The Company recorded a current income tax benefit as of March 31, 2008 of $82 thousand. The Company expects to utilize this benefit to off-set the taxable income from the remaining nine months ending December 31, 2008.

12. NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per common share has been computed in a manner consistent with that of basic net loss per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net loss per common share for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31, 2008	March 31, 2007
Basic and diluted net loss per common share:
Loss from continuing operations	$(237,488)	$(102,502)
Loss from discontinued operations, net of income tax benefits	—	(108,588)
Net loss	(237,488)	(211,090)
Dividends on preferred stock	45,000	—
Net loss attributable to common stockholders	$(282,488)	$(211,090)

Weighted average common shares outstanding - basic	19,148,153	20,203,392
Treasury effect of stock options	—	—

Total weighted average common shares outstanding - diluted	19,148,153	20,203,392

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(0.00)
Loss from discontinued operations	—	(0.01)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Common stock equivalents of 4,451,043 and 9,202 were not included in the computation of diluted net loss per common share for the three months ended March 31, 2008 and 2007, respectively, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

13. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan. A total of 2,500,000 shares of common stock are initially reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,109,000 shares of common stock which have been reserved for issuance related to stand alone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of March 31, 2008, 382,000 stock options and 1,400,000 shares of restricted common stock have been issued from the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at December 31, 2007	1,506,000	$1.74	72,800	8.5
Granted	—	—
Exercised	—	—
Canceled	(15,000)	1.70

Outstanding at March 31, 2008	1,491,000	$1.74	$—	8.2

Exercisable at March 31, 2008	825,667	$1.80	$—	7.9

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.63 at March 31, 2008 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 was $80 thousand and $70 thousand, respectively.

The Company did not grant any stock options for the three months ended March 31, 2008 and 2007. The fair value of the options granted during fiscal 2007 and 2006 was $162 thousand and $799 thousand, respectively and is included as part of additional paid-in capital as vested. As of March 31, 2008, the Company had $441 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 1.6 years.

The following table summarizes the stock options outstanding and exercisable at March 31, 2008:

	Options Outstanding			Options Exercisable
	Options	Weighted Average Exercise	Weighted Average Remaining Contractual	Options	Weighted Average Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.70	609,000	$1.70	7.7 years	609,000	$1.70
$2.50	500,000	$2.50	8.1 years	166,667	$2.50
$0.75	150,000	$0.75	8.7 years	50,000	$0.75
$0.80	50,000	$0.80	9.1 years	—	$—
$0.84	182,000	$0.84	9.3 years	—	$—

	1,491,000	$1.74	8.2	825,667	$1.80

The following table summarizes the nonvested stock options at March 31, 2008:

Number of
Options
Nonvested stock options at December 31, 2007	665,333
Options granted	—
Vested during period	—
Options canceled and expired	—

Nonvested shares under option at March 31, 2008	665,333

Weighted average fair value	$1.04

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

The following table summarizes the Company's restricted common stock activity.

Weighted
			Weighted	Average
	Number of		Average	Remaining
	Restricted	Aggregate	Vesting	Vesting
	Common Stock	Fair Value	Periods	Periods
			(in years)	(in years)
Outstanding at December 31, 2007	1,400,000	$1,120,000	4.67	4.0
Granted	—

Outstanding at March 31, 2008	1,400,000	$1,120,000	4.67	3.75

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three months ended March 31, 2008 was $60 thousand. The Company did not record any compensation expense for the three months ended March 31, 2007.

The total fair value of the restricted stock granted in fiscal 2007 was $1.1 million and was included as part of additional paid-in capital as vested. As of March 31, 2008, the unrecognized compensation costs related to the remaining nonvested restricted stock was $0.9 million, which will be recognized over a weighted average period of 3.75 years.

14. CONTRACT STATUS

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

As of March 31, 2008, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at March 31, 2008 approximately, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$101,148,843
Completed to date	84,359,749

Authorized backlog	$16,789,094

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $65,900,000.

As of March 31, 2008, one of the Company's existing contracts is subject to renegotiation during the remainder of 2008.

15. RELATED PARTY TRANSACTIONS

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

Certain board members and senior management of the Company have committed up to $750,000 in funding subject to normal approvals and negotiations to support operational and working capital needs in the future.

PARADIGM HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “see,” “target,” “projects,” “position,” or “continue” or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. We disclaim any intention or obligation to update any forward-looking statement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Paradigm Holdings, Inc. (the "Company" or "Paradigm") provides information technology (“IT”), information assurance, and business continuity solutions, primarily to U.S. Federal Government customers. Headquartered in Rockville, Maryland, the Company was founded based upon strong commitment to high standards of performance, integrity, customer satisfaction, and employee development.

With an established core of experienced executives, the Company has grown from six employees in 1996 to the current level of 218 personnel (full time, part time, and consultants) at March 31, 2008. The 2008 annual run-rate of revenue is approximately $43 million, based on first quarter of 2008 revenue. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of March 31, 2008, Paradigm has three wholly-owned subsidiaries, Paradigm Solutions Corp. ("PSC"), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of National Security programs within the Intelligence Community.

We derive substantially all of our revenue from fees for IT solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the three months ended March 31, 2008, our business was comprised of 63% fixed price and 37% time and material contracts.

Our historical revenue growth was attributable to various factors, including an increase in the size and number of projects for existing and new clients. At the end of March 31, 2008, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, both agencies within the federal government, generated approximately 68% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to contingent liabilities, revenue recognition, and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies require management’s judgment and estimation, where such estimates have a material effect on the condensed consolidated financial statements:

•	accounting for revenue recognition
•	accounting for cost of revenue
•	accounting for goodwill and intangible assets
•	accounting for impairment of long-lived assets
•	accounting for share-based compensation
•	accounting for income taxes
•	accounting for segment reporting

For a description of these critical accounting policies, refer to Management’s Discussion section within the Annual Report on Form 10-K for Paradigm for the fiscal year ended December 31, 2007, and Management’s Discussion contained herein.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 160

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

SCOPE OF THIS STATEMENT

The statement establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company will adopt SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

STAFF POSITIONS NO. 157-2

EFFECTIVE DATE OF FASB STATEMENT NO. 157

In February 2008, the FASB issued a FASB Staff Positions No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157”.

SCOPE OF THIS STATEMENT

FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of this FSP. The Company will adopt FSP No. 157-2 on January 1, 2009 and is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Paradigm’s condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with Paradigm’s consolidated financial statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Paradigm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	2008	2007

Revenue	$10,797	11,551	100.0%	100.0%
Cost of Revenue	8,694	10,074	80.5	87.2
Gross Margin	2,103	1,477	19.5	12.8
Selling, General & Administrative	2,157	1,433	20.0	12.4
(Loss) income from operations	(54)	44	(0.5)	0.4
Other expense	(265)	(205)	(2.5)	(1.8)
Benefit for income taxes	(82)	(59)	(0.8)	(0.5)
Loss from continuing operations	(237)	(102)	(2.2)	(0.9)
Net loss	$(237)	(211)	(2.2)%	(1.8)%

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total contract revenue.

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	2008	2007
Federal Service Contracts	$7,047	$6,729	65.3%	58.3%
Federal Repair & Maintenance Contracts	3,750	4,822	34.7	41.7
Total Revenue	$10,797	$11,551	100.0%	100.0%

The Company’s revenues and operating results may be subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that has been awarded and general economic conditions. Because a significant portion of total expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

The Federal Government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, the Company’s clients may have to suspend engagements that are in progress until a budget has been approved. Such suspensions may cause the Company to realize lower revenues in the fourth quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases technology.

As a result of the factors above, period-to-period comparisons of Paradigm’s revenues and operating results may not be meaningful. Readers should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on Paradigm’s operating results and financial condition.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenue. For the three months ended March 31, 2008, revenue decreased 6.5% to $10.8 million from $11.6 million for the same period in 2007. The decrease in revenue is attributable to a decrease in our federal repair and maintenance contracts business of $1.1 million. The decrease in repair and maintenance business was partially off-set by an increase of $0.3 million in the service business. The decrease in repair and maintenance business is attributable to lower revenue on one federal contract as the Company transitioned from the prime contractor role to the subcontractor role on one of our repair and maintenance contracts in the fourth quarter of 2007. The increase in service business for the three months ended March 31, 2008 compared to the same period in 2007 is attributable to revenue from contracts associated with the Trinity and CTS acquisitions of $0.2 million along with $0.1 million higher revenue on one of our service contracts which more than off-set revenue lost from the completion of three of our federal contracts.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended March 31, 2008, cost of revenue decreased 13.7% to $8.7 million from $10.1 million for the same period in 2007. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 80.5% for the three months ended March 31, 2008 as compared to 87.2% for the same period in 2007. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the three months ended March 31, 2008, gross margin increased 42.5% to $2.1 million from $1.5 million for the same period in 2007. Gross margin as a percentage of revenue increased to 19.5% for the three months ended March 31, 2008 from 12.8% for the same period in 2007. Gross margin as a percentage of revenue increased due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin as it relates to the service contracts increased to $1.6 million from $0.1 million for the same period in 2007. The increase in services gross margin is due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin, as it relates to the maintenance contracts, decreased 59.9% to $0.5 million from $1.3 million for the same period in 2007. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative. For the three months ended March 31, 2008, selling, general & administrative (“SG&A”) expenses increased 50.5% to $2.2 million from $1.4 million for the same period in 2007. As a percentage of revenue, SG&A expenses increased to 20.0% for the three months ended March 31, 2008 from 12.4% for the same period in 2007. The increase in SG&A expense is attributable to amortization on intangible assets recorded from the Trinity and CTS acquisitions, increased share-based compensation from stock options granted and restricted common stock issued since the first quarter of 2007 and increased corporate expenses resulting from the acquisitions, additional professional services incurred in the first quarter of 2008 for higher accounting fees and outside federal marketing consultants retained to work on proposals on potential business opportunities. Management will continue monitoring SG&A expenses in 2008 to balance the impact resulting from decrease revenue.

Other Expense. For the three months ended March 31, 2008, other expense increased 29.6% to $265 thousand from $205 thousand for the same period in 2007. As a percentage of revenue, other expense increased to 2.5% for the three months ended March 31, 2008 from 1.8% for the same period in 2007. The increase in other expense was primarily attributable to increased reliance on borrowings from our line of credit facility with Silicon Valley Bank to fund general operations and the interest expense on the promissory note. Prior to March 23, 2007, our line of credit facility was with Chevy Chase Bank. We closed and paid off the outstanding line of credit balance with Chevy Chase Bank on March 23, 2007 when we switched to Silicon Valley Bank. The line of credit facility with Silicon Valley Bank has a larger borrowing base with a higher interest rate. The interest rates charged by Silicon Valley Bank ranged from 7.75% to 8.5% during the three months ended March 31, 2008.

Income Taxes. For the three months ended March 31, 2008, income taxes decreased to an income tax benefit of $82 thousand from $59 thousand for the same period in 2007. The decrease in income taxes was primarily attributable to a higher pre-tax loss for the three months ended March 31, 2008 compared the same period in 2007. The Company’s discontinued operations, the commercial business, had an income tax benefit of $118 thousand from the operations of discontinued component and an income tax expense of $405 thousand on sale of the discontinued operations for the three months ended March 31, 2007. The commercial business was sold on February 28, 2007.

Net Income. For the three months ended March 31, 2008, net loss was $237 thousand. For the three months ended March 31, 2007, net loss was $211 thousand which included an after-tax loss of $187 thousand from the operations of discontinued component and an after-tax gain of $78 thousand on sale of the discontinued operations.

For the three months ended March 31, 2008, net loss from continuing operations decreased to $237 thousand from $102 thousand for the same period in 2007. The net loss was due to higher SG&A and interest expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are financing the cost of operations, capital expenditures and servicing its debt. The Company’s sources of liquidity are its existing cash, cash generated from operations, and cash available from borrowings under its revolving credit facility. The Company has historically financed its operations through its existing cash, cash generated from operations and cash available from borrowings under its revolving credit facility. Based upon the current level of operations, the Company believes that cash flow from operations, together with borrowings available from our credit facility with SVB and the finalization of certain in process fundraising activities, are adequate to meet future liquidity needs for the next twelve months.

For the three months ended March 31, 2008, the Company generated $20 thousand in cash and cash equivalents versus $2.5 million for the same period in 2007. For the three months ended March 31, 2007, the Company funded its discontinued operations with cash flow from financing activities of $0.7 million.

Cash flow from operating activities used in continuing operations was $1.4 million for the three months ended March 31, 2008 compared to $1.3 million of cash provided by the same period in 2007. Cash flow from operating activities used in discontinued operations was $0.7 million for the three months ended March 31, 2007. Cash flow from operating activities from continuing operations decreased due to an increase in accounts receivable and decrease in accounts payable and accrued expenses. As of March 31, 2008, the Company had cash on hand of $28 thousand.

Net loss was $237 thousand for the three months ended March 31, 2008 compared to $211 thousand for the same period in 2007. The net loss was primarily due to higher SG&A expense as discussed above.

Accounts receivable increased by $0.8 million for the three months ended March 31, 2008 compared to a decrease of $2.0 million for the same period in 2007. The increase in the accounts receivable balance for 2008 is attributable to delays in the billing and collection of two federal agency customer invoices. The decrease in the accounts receivable balance for 2007 was reflective of decreased revenue and more focused billings and collection efforts with our customers.

Accounts payable and accrued expenses decreased by $0.4 million for the three months ended March 31, 2008 versus no change for the same period in 2007. The decrease in accounts payable for 2008 is primarily a reflective of decreased cost of revenue.

Net cash used in investing activities from continuing operations was $0.1 million for the three months ended March 31, 2008 versus zero for the same period in 2007. Cash used in investing activities from continuing operations in 2008 was primarily due to the cash payment on the earn-out compensation earned by the members of CTS as of December 31, 2007.

Net cash provided by financing activities from continuing operations was $1.5 million for the three months ended March 31, 2008 compared to $1.2 million for the same period in 2007. The increase in cash provided is due to proceeds from the line of credit to fund operations.

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company’s collateral. The Loan and Security Agreement became effective March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. The Company was in compliance with the EBITDA covenant requirements as of March 31, 2008. As March 31, 2008, the Company had outstanding revolving line of credit with SVB of $7.7 million. The Company also had a bank overdraft of $0.8 million and $0.6 million of additional availability on its revolving line of credit with SVB at March 31, 2008. The interest rates charged by SVB ranged from 7.75% to 8.50% for the three months ended March 31, 2008.

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

The Company has relied on significant external financing to fund our operations and intends to seek additional equity or debt financing to fund our anticipated operating expenses and future expansion. We will attempt to raise additional long-term financing - either debt or equity as necessary to cover short-term liquidity needs. If the Company does not maintain profitable operations, it is unlikely that it will be able to secure additional financing from external sources. The sale of common stock to raise capital may cause dilution to the existing shareholders. To the extent that it obtains additional debt financing, its debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on its operations, require it to comply with additional financial covenants or require it to pledge assets to secure its borrowings. As of March 31, 2008, we had stockholders' equity of $1.3 million due to the completion of the private placement of convertible preferred stock in the third quarter of 2007. As of March 31, 2008, we had $28 thousand in cash, $0.8 million of bank overdraft, and our total current assets were $11.5 million. As of March 31, 2008, current liabilities exceeded current assets by $4.4 million. We financed the acquisition of Trinity IMS, Inc. on April 9, 2007 through the use of our existing credit facility with SVB and a note payable to the shareholders of Trinity IMS, Inc.

As of March 31, 2008, 55% of the total assets were in the form of accounts receivable, thus, the Company depends on the collection of our receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of March 31, 2008, the Company had unbilled receivables of $3.8 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor does not authorize us to invoice or fails to pay or delays the payment of our outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

In the event cash flows are not sufficient to fund operations at the present level and the Company is unable to obtain additional financing, it would attempt to take appropriate actions to tailor its activities to its available financing, including reducing its business operations and revising its business strategy and future growth plans.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to change in interest rates for borrowing under our revolving credit facility. At March 31, 2008, we had $7.7 million outstanding under our two year revolving credit facility with SVB and $0.8 million of bank overdraft that are subject to a variable interest rate. The revolving credit facility bears interest based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the Loan and Security Agreement. If our variable interest rate was to increase or decrease by 100 basis points, respectively, annual interest expense based on the 2007 average level of borrowing would have been higher or lower by approximately $78,000.

We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, investment grade, interest-bearing securities.

ITEM 4: CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended March 31, 2008. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There were no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Security and Exchange Commission on March 31, 2008.

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

Date: May 14, 2008