Form 10-Q
period 2008-06-30
Paradigm Holdings, Inc
filed 2008-08-13
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No☒

Shares of common stock outstanding on August 7, 2008 were 20,548,153.

PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,012	$7,771
Accounts receivable - contracts, net	9,629,018	8,982,638
Prepaid expenses	947,912	1,078,529
Prepaid corporate income taxes	110,347	74,207
Deferred income tax assets	54,297	68,567
Other current assets	331,964	346,785
Total current assets	11,075,550	10,558,497
Property and equipment, net	271,448	407,320
Goodwill	3,991,605	3,969,249
Intangible assets, net	1,418,227	1,591,864
Other non-current assets	182,624	193,218
Total assets	$16,939,454	$16,720,148
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	$386,527	$1,687,491
Note payable - line of credit	6,964,499	5,268,698
Note payable - promissory note	2,000,000	2,000,000
Capital leases payable, current portion	14,923	30,436
Accounts payable and accrued expenses	4,164,936	4,020,669
Accrued salaries and related liabilities	1,558,479	1,550,962
Other current liabilities	335,874	177,844
Total current liabilities	15,425,238	14,736,100
Long-term liabilities
Capital leases payable, net of current portion	—	1,889
Deferred income taxes	43,373	220,802
Other non-current liabilities	212,207	289,593
Total liabilities	15,680,818	15,248,384
Convertible preferred stock - $.01 par value, 10,000,000 shares authorized, 1,800 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively. Each share of convertible preferred stock has a liquidation preference of $0.01 per share plus all accrued but unpaid dividends	18	18
Common stock - $.01 par value, 50,000,000 shares authorized, 19,148,153 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	191,482	191,482
Additional paid-in capital	2,963,585	2,773,547
Accumulated deficit	(1,896,449)	(1,493,283)
Total stockholders’ equity	1,258,636	1,471,764
Total liabilities and stockholders’ equity	$16,939,454	$16,720,148

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Contract Revenue
Service contracts	$7,262,691	$6,152,824	$14,309,218	$12,881,172
Repair and maintenance contracts	3,358,089	4,526,203	7,108,460	9,348,468
Total contract revenue	10,620,780	10,679,027	21,417,678	22,229,640
Cost of revenue
Service contracts	5,594,339	5,245,419	11,070,482	11,825,702
Repair and maintenance contracts	2,976,010	3,904,058	6,193,560	7,398,171
Total cost of revenue	8,570,349	9,149,477	17,264,042	19,223,873
Gross margin	2,050,431	1,529,550	4,153,636	3,005,767
Selling, general and administrative	2,046,832	1,682,102	4,203,987	3,115,020
Income (loss) from operations	3,599	(152,552)	(50,351)	(109,253)
Other (expense) income
Interest income	2,083	1,907	2,707	1,907
Interest expense	(240,381)	(359,789)	(505,990)	(564,287)
Other income (expense)	226	(6,918)	226	(6,918)
Total other expense	(238,072)	(364,800)	(503,057)	(569,298)
Loss from continuing operations
before income taxes	(234,473)	(517,352)	(553,408)	(678,551)
Benefit for income taxes	(68,796)	(196,192)	(150,242)	(254,889)
Loss from continuing operations	(165,677)	(321,160)	(403,166)	(423,662)
Loss from operations of discontinued
component, net of income tax benefits	—	—	—	(186,804)
Gain on sale of discontinued operations,
net of income taxes	—	—	—	78,216
Loss from discontinued operations, net of income taxes	—	—	—	(108,588)
Net loss	$(165,677)	$(321,160)	$(403,166)	$(532,250)
Dividends on preferred stock	45,000	—	90,000	—
Net loss attributable to common shareholders	$(210,677)	$(321,160)	$(493,166)	$(532,250)

Weighted average number of common shares:
Basic	19,148,153	19,019,871	19,148,153	19,611,631
Diluted	19,148,153	19,019,871	19,148,153	19,611,631

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Loss from discontinued operations	$—	$—	$—	$(0.01)
Net loss	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(403,166)	$(532,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from operations of discontinued component, net of income tax benefits	—	186,804
Gain on sale of discontinued operations, net of income taxes	—	(78,216)
Share-based compensation	280,063	175,430
Depreciation and amortization	325,980	215,138
Bad debt recovery	(31,823)	—
Loss on disposal of property and equipment	—	38,156
Deferred income taxes	(163,159)	133,684
(Increase) Decrease in
Accounts receivable - contracts, net	(614,557)	6,515,876
Prepaid expenses	130,617	(78,616)
Prepaid corporate income taxes	(36,140)	(10,233)
Other current assets	14,821	34,886
Other non-current assets	10,594	(253)
(Decrease) Increase in
Accounts payable and accrued expenses	257,017	(1,416,107)
Accrued salaries and related liabilities	7,517	(1,143,382)
Expected loss on contract	—	(613,742)
Income taxes payable	—	(146,229)
Other current liabilities	158,030	(60,931)
Other non-current liabilities	(59,183)	8,241
Net cash (used in) provided by operating activities from continuing operations	(123,389)	3,228,256
Net cash used in operating activities from discontinued operations	—	(677,311)
Net cash (used in) provided by operating activities	(123,389)	2,550,945
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisitions, net of cash assumed	(97,606)	180,329
Purchase of property and equipment	(16,471)	(10,577)
Net cash (used in) provided by investing activities from continuing operations	(114,077)	169,752
Net cash used in investing activities from discontinued operations	—	(34,025)
Net cash (used in) provided by investing activities	(114,077)	135,727
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,300,964)	(2,464,022)
Payments on capital leases	(17,402)	(15,880)
Payment on notes payable	(18,228)	(500,000)
Dividends paid on preferred stock	(127,500)	—
Proceeds from line of credit	33,209,432	48,376,993
Payments on line of credit	(31,513,631)	(48,287,626)
Net cash provided by (used in) financing activities from continuing operations	231,707	(2,890,535)
Net cash provided by proceeds from line of credit to finance discontinued operations	—	711,336
Net cash provided by (used in) financing activities	231,707	(2,179,199)
Net (decrease) increase in cash and cash equivalents	(5,759)	507,473
Cash and equivalents, beginning of period	7,771	371,176
Cash and cash equivalents, end of period	$2,012	$878,649

For the six months ended June 30,	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
Cash paid for income taxes	$51,178	$52,334
Cash paid for interest	$506,372	$508,217
Non-cash investing activities:
Non-cash sale price of commercial business	$—	$1,580,000
Issuance of note payable - promissory note for business acquired	$—	$4,000,000
Non-cash financing activities:
Dividends declared but not paid	7,500	—

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

As of June 30, 2008, the Company had an accumulated deficit of approximately $1.9 million and a working capital deficiency of $4.3 million. The Company has a note payable to shareholders of Trinity (Note 10) for $1.0 million that is due in October 2008. Additionally, the Company is dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) and the combination of in-process cost reductions along with the completion of fundraising activities that have been initiated will be adequate to meet future liquidity needs for the next twelve months.. Additionally, certain board members and senior management of the Company have committed up to $750,000 in funding subject to negotiations of specific terms and conditions and final approvals to support operational and working capital needs in the future.

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

In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting. Revenue is recognized separately in accordance with the Company's revenue recognition policy for each element. Further, if an arrangement requires the delivery or performance of multiple deliveries or elements under a bundled sale, the Company determines whether the individual elements represent "separate units of accounting" under the requirements of Emerging Issues Task Force Issue (“EITF”) No.00-21, “Revenue Arrangements with Multiple Deliverables”, and allocates revenue to each element based on relative fair value.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. SFAS No. 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Associated with the Trinity and CTS acquisitions, the Company recorded $4.0 million goodwill and $1.8 million of identifiable intangible assets related to contract backlog. The contract backlog will be amortized over their estimated useful lives of five years and is included under the caption “Intangible Assets” on the Company’s condensed consolidated balance sheets.

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

Share-based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, using the modified-prospective method. Option awards granted after January 1, 2006 and the previously granted but for which vesting provisions had not been met are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock granted after January 1, 2006 is valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $140 thousand and $106 thousand for the three months ended June 30, 2008 and 2007, including the expense recognized for the restricted common stock issued on May 3, 2007. Total share-based compensation expense was $280 thousand and $175 thousand for the six months ended June 30, 2008 and 2007. The Company did not grant any share-based awards for the three and six months ended June 30, 2008.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 54% and 62% of total revenue was generated from two major customers during the three months ended June 30, 2008 and 2007, respectively. The Company’s accounts receivable related to these major customers was 37% of total accounts receivable at June 30, 2008. The Company’s accounts receivable related to the two major customers was 49% of total accounts receivable at December 31, 2007. The Company defines major customer by agencies within the federal government.

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

In February 2008, the FASB issued a FASB Staff Position (“FSP”) No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.” FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157, “Fair Value Measurements”, to fiscal years beginning after November 15, 2008 for items within the scope of this FSP. The Company will adopt FSP No. 157-2 on January 1, 2009 and is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. The Company will adopt SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In April 2008, the FASB issued a FASB Staff Positions No. 142-3 (“FSP No. 142-3”), “Determination of the useful life of intangible assets”, which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No, 142, “Goodwill and Other Intangible Assets.” The Company will adopt FSP No. 142-3 on January 1, 2009. The Company has not yet evaluated what impact, if any, FSP No. 142-3 will have on its results of operations or financial position.

In May 2008, the FASB issued a FASB Staff Position APB 14-1 (“FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” to require issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments’ liability and equity components results in the recording of more interest cost over the life of the convertible debt instrument, because of an initial debt discount. The Company will adopt FSP APB 14-1 effective January 1, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. The effective date of SFAS No. 162 has yet to be determined. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1(“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method, as described in FASB Statement 128, “Earnings per Share.” The will adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company does not issue share-based payment awards that contain nonforfeitable rights to dividends and, as a result, does not believe that the adoption of FSP EITF 03-6-1 will have a significant effect on its financial statements.

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

In addition, under certain conditions as set forth in the Purchase Agreement, the Members will be eligible for earn-out compensation of up to $2,540,000 for achieving certain revenue and pre-tax income goals during the twelve months following the closing of the transaction. The Members earned $0.3 million of the earn-out compensation as of December 31, 2007 based on the calculation performed. As of June 30, 2008, the Members were eligible for a remaining potential earn-out compensation of $1.9 million if the conditions as set forth in the Purchase Agreement were met during the twelve months following the closing of the transaction. As of June 30, 2008, no additional earn-out compensation is expected to be paid based on the Company’s calculation of the formula contained in the Purchase Agreement. Based on the guidance from SFAS No. 141 and EITF No. 95-8, this contingent arrangement should be treated as additional purchase price and increase goodwill when the outcome of the contingency is determinable beyond a reasonable doubt.

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

The total purchase price paid, including $57,715 of direct costs, has been preliminarily allocated as follows:

Cash	$(7,862)
Accounts receivable - contracts, net	624,933
Property, plant & equipment	42,982
Other assets	22,178
Intangible assets	810,000
Goodwill	743,675
Total assets	2,235,906

Current liabilities	(1,586,068)
Non-current liabilities	(19,623)
Total liabilities	(1,605,691)

Total consideration	$630,215

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

The following tables summarize selected financial information related to the operating results and financial position of the commercial business. There were no assets and liabilities held for sale as of June 30, 2008 since the commercial business was sold on February 28, 2007.

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

4. Fair Value Measurements

In accordance with SFAS No. 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. SFAS No. 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The Company does not have any assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2008. The Company also does not make any disclosures of amounts at fair value on a recurring basis due to the short term nature of these instruments.

5. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The components of accounts receivable are as follows:

	June 30, 2008	December 31, 2007

Billed receivables	$6,284,840	$3,199,280
Unbilled receivables	3,344,178	5,783,358
Total accounts receivable - contracts, net	$9,629,018	$8,982,638

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at June 30, 2008 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $14,377 and $33,462 as an allowance for doubtful accounts related to certain customers at June 30, 2008 and December 31, 2007, respectively.

6. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2008	December 31, 2007

Prepaid insurance, rent and software maintenance agreements	$244,072	$171,600
Contract-related prepaid expenses	397,966	681,746
Other prepaid expenses	305,874	225,183
Total prepaid expenses	$947,912	$1,078,529

7. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	June 30, 2008	December 31, 2007

Furniture and fixtures	$122,915	$122,915
Equipment	795,206	778,735
Software	526,719	526,719
Leasehold improvement	43,194	43,194
Total property and equipment	1,488,034	1,471,563
Accumulated depreciation	(1,216,586)	(1,064,243)
Property and equipment, net	$271,448	$407,320

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008 was $60,726 and $152,343 and depreciation and amortization expense for the three and six months ended June 30, 2007 was $86,303 and $170,638, respectively.

8. INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30, 2008	December 31, 2007

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(391,773)	(218,136)
Net carrying amount	$1,418,227	$1,591,864

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008 was $86,818 and $173,637, respectively, and amortization expense for the three and six months ended June 30, 2007 was $44,500, respectively. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining six months ending December 31, 2008	$173,636
For the years ending December 31,
2009	347,273
2010	347,273
2011	347,273
2012	202,772

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	June 30, 2008	December 31, 2007

Accounts payable	$3,369,072	$2,197,271
Accrued expenses	795,864	1,823,398
Total accounts payable and accrued expenses	$4,164,936	$4,020,669

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

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with SVB that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements, total funds are available up to a limit of $12.5 million based on the Company's collateral. The agreements became effective on March 13, 2007. The Loan and Security Agreement will be used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is collateralized by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement.

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement with SVB to waive the covenant compliance for period ended June 30 and July 31, 2008 and provide for modified EBITDA covenant amounts for the remainder of 2008. The EBITDA covenant amounts for 2009 remain unchanged from the original agreement. As of June 30, 2008, the Company had an outstanding revolving line of credit balance with SVB of $7.0 million. The Company also had a bank overdraft of $0.4 million and $1.7 million of additional availability on its revolving line of credit with SVB at June 30, 2008. The interest rates charged by SVB ranged from 7.50% to 8.50% for the six months ended June 30, 2008.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of June 30, 2008, no events of default had occurred.

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

(b)	$1.5 million (the "Second Amount") was required to be paid on June 30, 2007; and

(c)
the remainder amount (the "Remainder Amount") of $2.0 million shall be paid on October 31, 2008. In the first quarter of 2008, the holder agreed to extend $1.0 million of the Remainder Amount to January 2009.

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

The Company's stock price was $0.39 at June 30, 2008. If the repayment of the promissory note had occurred on June 30, 2008 and the holder had elected to accept partial repayment of $1.0 million in the Company's stock, the Company would have repaid $1.0 million in cash and issued to the holder 2,564,103 shares of the Company's common stock. The number of shares that maybe issued is variable depending on the price per share of the stock and the amount that the holder may elect to receive as repayment in the form of the Company's common stock, up to $1.0 million. The Remainder Amount obligation is fixed and determinable at $2.0 million. The form of the repayment varies depending on whether the holder opts to receive a portion of the repayment in the Company's common stock. The number of shares that could be required to be issued is not limited by the promissory note.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of June 30, 2008, the Company had recorded immaterial interest and penalties associated with the filing of the 2006 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

12. NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per common share has been computed in a manner consistent with that of basic net loss per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net loss per common share for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Basic net loss per common share:
Loss from continuing operations	$(165,677)	$(321,160)	$(403,166)	$(423,662)
Loss from discontinued operations,
net of income tax benefits	—	—	—	(108,588)
Net loss	(165,677)	(321,160)	(403,166)	(532,250)
Dividends on preferred stock	45,000	—	90,000	—
Net loss attributable to common
stockholders	$(210,677)	$(321,160)	$(493,166)	$(532,250)

Weighted average common shares outstanding
- basic	19,148,153	19,019,871	19,148,153	19,611,631
Treasury effect of stock options	—	—	—	—

Total weighted average common shares
outstanding - diluted	19,143,153	19,019,871	19,148,153	19,611,631

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Loss from discontinued operations	—	—	—	(0.01)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Common stock equivalents of 6,278,648 and 5,649,405 were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2008, respectively, and common stock equivalents of 1,584,974 and 797,020 were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2007, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

13. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan. A total of 2,500,000 shares of common stock are initially reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,096,000 shares of common stock which have been reserved for issuance related to stand alone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of June 30, 2008, 382,000 stock options and 1,400,000 shares of restricted common stock have been issued from the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at December 31, 2007	1,506,000	$1.74	$ $$72,800	8.5
Granted	—	—
Exercised	—	—
Canceled	(28,000)	1.70

Outstanding at June 30, 2008	1,478,000	$1.74	$—	8.0

Exercisable at December 31, 2007	840,667	$1.80	$12,000	8.2
Exercisable at June 30, 2008	996,000	$1.90	$—	7.7

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.39 at June 30, 2008 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008 was $80 thousand and $160 thousand and share-based compensation for the three and six months ended June 30, 2007 was $65 thousand and $135 thousand, respectively.

The Company did not grant any stock options for the three and six months ended June 30, 2008 or for the three months ended June 30, 2007. The fair value of the options granted during fiscal 2007 was $162 thousand and is included as part of additional paid-in capital as vested. As of June 30, 2008, the Company had $361 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 1.5 years.

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

The following table summarizes the Company's restricted common stock activity.

Weighted
			Weighted	Average
	Number of		Average	Remaining
	Restricted	Aggregate	Vesting	Vesting
	Common Stock	Fair Value	Periods	Periods
			(in years)	(in years)
Outstanding at December 31, 2007	1,400,000	$1,120,000	4.67	4.0
Granted	—
Outstanding at June 30, 2008	1,400,000	$1,120,000	4.67	3.50

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three and six months ended June 30, 2008 was $60 thousand and $120 thousand and the compensation expense recognized for the three and six months ended June 30, 2007 was $40 thousand.

The total fair value of the restricted stock granted in fiscal 2007 was $1.1 million and was included as part of additional paid-in capital as vested. As of June 30, 2008, the unrecognized compensation costs related to the remaining nonvested restricted stock was $0.8 million, which will be recognized over a weighted average period of 3.50 years.

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

As of June 30, 2008, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at June 30, 2008 approximately, as follows:

Total contract prices of initial contract awards, including
exercised options and approved change orders (modifications)	$104,324,070
Completed to date	94,119,021

Authorized backlog	$10,205,049

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $67,000,000.

As of June 30, 2008, one of the Company's existing contracts is subject to renegotiation during the remainder of 2008.

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

Additionally, certain board members and senior management of the Company have committed up to $750,000 in funding subject to negotiations of specific terms and conditions and final approvals to support operational and working capital needs in the future.

PARADIGM HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “see,” “target,” “projects,” “position,” or “continue” or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. We disclaim any intention or obligation to update any forward-looking statement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

OVERVIEW

Paradigm Holdings, Inc. (the “Company” or “Paradigm”) provides information technology (“IT”), information assurance, and business continuity solutions, primarily to U.S. Federal Government customers. Headquartered in Rockville, Maryland, the Company was founded based upon strong commitment to high standards of performance, integrity, customer satisfaction, and employee development.

With an established core of experienced executives, the Company has grown from six employees in 1996 to the current level of 197 personnel (full time, part time, and consultants) at June 30, 2008. The 2008 annual run-rate of revenue is approximately $43 million, based on first half of 2008 revenue. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of June 30, 2008, Paradigm has three wholly-owned subsidiaries, Paradigm Solutions Corp. (“PSC”), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of National Security programs within the Intelligence Community.

We derive substantially all of our revenue from fees for IT solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the quarter ended June 30, 2008, our business was comprised of 59% fixed price and 41% time and material contracts. For the quarter ended June 30, 2008, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our two largest clients, both agencies within the federal government, generated approximately 54% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

STAFF POSITIONS NO. 157-2

EFFECTIVE DATE OF FASB STATEMENT NO. 157

In February 2008, the FASB issued a FASB Staff Positions (“FSP”) No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.”

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 161

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”

SCOPE OF THIS STATEMENT

The statement modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. The Company will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

STAFF POSITIONS NO. 142-3

DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS

In April 2008, the FASB issued a FASB Staff Positions No. 142-3 (“FSP No. 142-3”), “Determination of the useful life of intangible assets.”

SCOPE OF THIS STATEMENT

FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No, 142, “Goodwill and Other Intangible Assets.” The Company will adopt FSP No. 142-3 on January 1, 2009. The Company has not yet evaluated what impact, if any, FSP No. 142-3 will have on its results of operations or financial position.

STAFF POSITIONS APB 14-1

ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)

In May 2008, the FASB issued a FASB Staff Position APB 14-1 (“FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

SCOPE OF THIS STATEMENT

FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments’ liability and equity components results in the recording of more interest cost over the life of the convertible debt instrument, because of an initial debt discount. The Company will adopt FSP APB 14-1 effective January 1, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 162

THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.

SCOPE OF THIS STATEMENT

SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. The effective date of SFAS No. 162 has yet to be determined. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

STAFF POSITIONS EITF 03-6-1

DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1(“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

SCOPE OF THIS STATEMENT

FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method, as described in FASB Statement 128, “Earnings per Share.” The will adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company does not issue share-based payment awards that contain nonforfeitable rights to dividends and, as a result, does not believe that the adoption of FSP EITF 03-6-1 will have a significant effect on its financial statements.

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

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007	2008	2007	2008	2007

Revenue	$10,621	$10,679	100.0%	100.0%	$21,418	$22,230	100.0%	100.0%

Cost of revenue	8,570	9,149	80.7	85.7	17,264	19,224	80.6	86.5

Gross margin	2,051	1,530	19.3	14.3	4,154	3,006	19.4	13.5

Selling, general & administrative	2,047	1,682	19.3	15.7	4,204	3,115	19.6	14.0

Income (loss) from operations	4	(152)	0.0	(1.4)	(50)	(109)	(0.2)	(0.5)

Other expense	(238)	(365)	(2.2)	(3.4)	(503)	(569)	(2.4)	(2.6)

Benefit for income taxes	(68)	(196)	(0.6)	(1.8)	(150)	(255)	(0.7)	(1.2)

Loss from continuing operations	(166)	(321)	(1.6)	(3.0)	(403)	(423)	(1.9)	(1.9)

Net loss	$(166)	$(321)	(1.6%)	(3.0%)	$(403)	$(532)	(1.9%)	(2.4%)

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Federal service contracts	$7,263	$6,050	68.4%	56.6%	$14,309	$12,778	66.8%	57.5%

Federal repair & maintenance
contracts	3,358	4,526	31.6	42.4	7,109	9,349	33.2	42.0

Commercial contracts	—	103	—	1.0	—	103	—	0.5

Total revenue	$10,621	$10,679	100.0%	100.0%	$21,418	$22,230	100.0%	100.0%

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Revenue. For the three months ended June 30, 2008, revenue decreased 0.5% to $10.6 million from $10.7 million for the same period in 2007. The decrease in revenue is attributable to a decrease in our federal repair and maintenance contracts business of $1.2 million which was partially off-set by an increase of $1.1 million in the service business. The decrease in repair and maintenance business is attributable to lower revenue on one federal contract as the Company transitioned from the prime contractor role to the subcontractor role in the fourth quarter of 2007. The increase in service business for the three months ended June 30, 2008 compared to the same period in 2007 is attributable to revenue from contracts associated with the Trinity and CTS acquisitions of $0.6 million along with $0.5 million higher revenue on three of our service contracts which more than off-set revenue lost from the completion of three of our federal contracts.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended June 30, 2008, cost of revenue decreased by 6.3% to $8.6 million from $9.1 million for the same period in 2007. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue on the repair and maintenance contracts. As a percentage of revenue, cost of revenue was 80.7% for the three months ended June 30, 2008 as compared to 85.7% for the same period in 2007. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the three months ended June 30, 2008, gross margin increased 34.1% to $2.1 million from $1.5 million for the same period in 2007. Gross margin as a percentage of revenue increased to 19.3% for the three months ended June 30, 2008 from 14.3% for the same period in 2007. Gross margin as a percentage of revenue increased due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin as it relates to the service contracts increased to $1.7 million from $0.8 million for the same period in 2007. The increase in services gross margin is due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin, as it relates to the maintenance contracts, decreased 38.6% to $0.4 million from $0.6 million for the same period in 2007. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative Expenses. For the three months ended June 30, 2008, selling, general and administrative ("SG&A") expenses increased 21.7% to $2.0 million from $1.7 million for the same period in 2007. The increase in SG&A expense is attributable to amortization on intangible assets recorded from the Trinity and CTS acquisitions, increased share-based compensation from stock options granted since the second quarter of 2007 and increased corporate expenses resulting from the acquisitions, and additional professional services incurred in the second quarter of 2008 for outside federal marketing consultants retained to work on proposals on potential business opportunities. Management will continue monitoring SG&A expenses in 2008 to balance the impact resulting from decreased revenues.

Other Expense. For the three months ended June 30, 2008, other expense decreased to $238 thousand from $365 thousand for the same period in 2007. As a percentage of revenue, other expense decreased to 2.2% for the three months ended June 30, 2008 from 3.4% for the same period in 2007. The decrease in other expense was primarily attributable to lower interest expense from interest rates charged by SVB. For the three months ended June 30, 2008, interest rates charged by SVB ranged from 7.50% to 7.75% as compared to 10.75% to 13.25% for the same period in 2007.

Income Taxes. For the three months ended June 30, 2008, income tax benefit decreased to $68 thousand from $196 thousand for the same period in 2007. The decrease in income tax benefit was primarily attributable to a pre-tax loss for the three months ended June 30, 2008.

Net Loss. For the three months ended June 30, 2008, net loss decreased to $166 thousand from $321 thousand for the same period in 2007. The net loss decreased due to increases in gross margin and decreased interest expense as discussed above, which was partially off-set by higher SG&A expenses.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenue. For the six months ended June 30, 2008, revenue decreased 3.7% to $21.4 million from $22.2 million for the same period in 2007. The decrease in revenue is attributable to a decrease in our federal repair and maintenance contracts business of $2.2 million. The decrease in service business was partially off-set by an increase of $1.4 million in the service business. The decrease in repair and maintenance business is attributable to lower revenue on one federal contract as the Company transitioned from the prime contractor role to the subcontractor role in the fourth quarter of 2007. The increase in service business for the six months ended June 30, 2008 compared to the same period in 2007 is attributable to revenue from contracts associated with the Trinity and CTS acquisitions of $0.6 million along with $0.8 million higher revenue on three of our service contracts which more than off-set revenue lost from the completion of three of our federal contracts.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the six months ended June 30, 2008, cost of revenue decreased 10.2% to $17.3 million from $19.2 million for the same period in 2007. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue primarily on repair and maintenance contracts. As a percentage of revenue, cost of revenue was 80.6% for the six months ended June 30, 2008 as compared to 86.5% for the same period in 2007. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the six months ended June 30, 2008, gross margin increased 38.2% to $4.2 million from $3.0 million for the same period in 2007. Gross margin as a percentage of revenue increased to 19.4% for the six months ended June 30, 2008 from 13.5% for the same period in 2007. Gross margin as a percentage of revenue increased due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin as it relates to the service contracts increased to $3.2 million from $1.0 million for the same period in 2007. The increase in services gross margin is due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin, as it relates to the maintenance contracts, decreased 53.1% to $0.9 million from $2.0 million for the same period in 2007. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative Expenses. For the six months ended June 30, 2008, SG&A expenses increased 35% to $4.2 million from $3.1 million for the same period in 2007. The increase in SG&A expense is attributable to amortization on intangible assets recorded from the Trinity and CTS acquisitions, increased share-based compensation from stock options granted since the second quarter of 2007 and increased corporate expenses resulting from the acquisitions, additional professional services incurred in the second quarter of 2008 for outside federal marketing consultants retained to work on proposals on potential business opportunities. Management will continue monitoring SG&A expenses in 2008 to balance the impact resulting from decreased revenues. As a percentage of revenue, SG&A expenses increased to 19.6% from 14.0% for the same period in 2007. The increase in SG&A as a percentage of revenue was attributable to the decrease in revenue and increase in SG&A expenses.

Other Expense. For the six months ended June 30, 2008, other expense decreased to $503 thousand from $569 thousand for the same period in 2007. As a percentage of revenue, other expense decreased to 2.3% for the six months ended June 30, 2008 from 2.6% for the same period in 2007. The decrease in other expense was primarily attributable to lower interest expense from lower interest rates charged by SVB. The interest rates charged by SVB ranged from 7.50% to 8.50% for the six months ended June 30, 2008.

Income Taxes. For the six months ended June 30, 2008, income tax benefit decreased to $150 thousand from $255 thousand for the same period in 2007. The decrease in income taxes was primarily attributable to a pre-tax loss for the six months ended June 30, 2008. The Company's discontinued operations, which was sold on February 28, 2007, had an income tax benefit of $118 thousand from the operations of discontinued component and an income tax expense of $405 thousand on sale of the discontinued operations for the six months ended June 30, 2007. Management believes the entire $150 thousand of income tax benefit will be realizable as the Company has sufficient taxable income from prior years to utilize the tax benefit for the six months ended June 30, 2008.

Net Loss. For the six months ended June 30, 2008, net loss was $403 thousand. For the six months ended June 30, 2007, net loss was $532 thousand which included an after-tax loss of $186 thousand from the operations of discontinued component and an after-tax gain of $78 thousand on sale of the discontinued operations, the commercial business. The net loss decreased due to increases in gross margin and decreased interest expense as discussed above, which was partially off-set by higher SG&A expenses.

For the six months ended June 30, 2008, net loss from continuing operations decreased to $403 thousand from $423 thousand for the same period in 2007. The net loss decreased due to increases in gross margin and decreased interest expense as discussed above, which was partially off-set by higher SG&A expenses.

Liquidity and Capital Resources

The Company’s primary liquidity needs are financing the cost of operations, capital expenditures and servicing its debt. The Company’s sources of liquidity are its existing cash, cash generated from operations, and cash available from borrowings under its revolving credit facility. The Company has historically financed its operations through its existing cash, cash generated from operations and cash available from borrowings under its revolving credit facility. Based upon the current level of operations, the Company believes that cash flow from operations, together with borrowings available from our credit facility with SVB and the combination of in-process cost reductions along with the completion of fundraising activities that have been initiated will be adequate to meet future liquidity needs for the next twelve months.

For the six months ended June 30, 2008, the Company used $6 thousand in cash and cash equivalents versus generated $0.5 million for the same period in 2007.

Cash flow from operating activities used in continuing operations was $0.1 million for the six months ended June 30, 2008 compared to $2.6 million of cash provided for the same period in 2007. Cash flow from operating activities from continuing operations decreased primarily due to an increase in accounts receivable. As of June 30, 2008, the Company had cash on hand of $2 thousand.

Net loss was $403 thousand for the six months ended June 30, 2008 as compared to $532 thousand for the same period in 2007. The lower net loss was primarily due to higher gross margins as discussed above.

Accounts receivable increased by $0.6 million for the six months ended June 30, 2008 as compared to a decrease of $6.5 million for the same period in 2007. The increase in the accounts receivable balance for 2008 is attributable to delays in the billing and collection of two federal agency customer invoices. The decrease in the accounts receivable balance for 2007 was reflective of decreased revenue and more focused billings and collection efforts with our customers.

Accounts payable increased by $0.3 million for the six months ended June 30, 2008 versus a decrease of $1.4 million for the same period in 2007. The increase during the six months ended June 30, 2008 is due to the timing of vendor invoices at end of the period as well as better cash management related to vendor payments. The decrease during the six months ended June 30, 2007 was primarily a reflective of decreased cost of revenue and the timing of vendor invoices at end of the period.

Accrued salaries and related liabilities remained unchanged for the six months ended June 30, 2008 versus a decrease of $1.1 million for the same period in 2007. The decrease in accrued salaries and related liabilities balance for 2007 was primary attributable to reductions in employees.

Expected loss on contract decreased by $0.6 million for the six months ended June 30, 2007. The decrease in expected loss on contract balance for 2007 is due to the Company incurring the costs during the quarter related to the contract which were accrued on the Company's firm fixed price federal service contracts in 2006.

Net cash used in investing activities from continuing operations was $114 thousand for the six months ended June 30, 2008 as compared to $170 thousand of cash provided for the same period in 2007. Cash used in investing activities from continuing operations in 2008 is primarily due to the cash payment on the earn-out compensation earned by the members of CTS as of December 31, 2007. Cash provided by investing activities from continuing operations in 2007 was primarily due to the net cash acquired from acquisition of Trinity on April 9, 2007.

Net cash provided by financing activities from continuing operations was $0.2 million for the six months ended June 30, 2008 compared to $2.9 million cash used for the same period in 2007. Cash provided by financing activities from continuing operations in 2008 is due to proceeds from the line of credit to fund operations. Cash used in financing activities from continuing operations in 2007 was due to payments on the line of credit and the $0.5 million payment on the note payable - promissory note.

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with SVB that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company’s collateral. The Loan and Security Agreement became effective March 13, 2007. The Loan and Security Agreement is being used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement with SVB to waive the covenant compliance for period ended June 30 and July 31, 2008 and provide for modified EBITDA covenant amounts for the remainder of 2008. The EBITDA covenant amounts for 2009 remain unchanged from the original agreement. As of June 30, 2008, the Company had an outstanding revolving line of credit balance with SVB of $7.0 million. The Company also had a bank overdraft of $0.4 million and $1.7 million of additional availability on its revolving line of credit with SVB at June 30, 2008. The interest rates charged by SVB ranged from 7.50% to 8.50% for the six months ended June 30, 2008.

The Company terminated its revolving line of credit facility with Chevy Chase Bank when the SVB credit agreement was activated and paid off the outstanding balance on March 23, 2007.

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

The Company has relied on significant external financing to fund our operations and intends to seek additional equity or debt financing to fund our anticipated operating expenses and future expansion. We will attempt to raise additional long-term financing - either debt or equity as necessary to cover short-term liquidity needs. If the Company does not maintain profitable operations, it is unlikely that it will be able to secure additional financing from external sources. The sale of common stock to raise capital may cause dilution to the existing shareholders. To the extent that it obtains additional debt financing, its debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on its operations, require it to comply with additional financial covenants or require it to pledge assets to secure its borrowings. As of June 30, 2008, we had stockholders' equity of $1.3 million due to the completion of the private placement of convertible preferred stock in the third quarter of 2007. As of June 30, 2008, we had $2 thousand in cash, $0.4 million of bank overdraft, and our total current assets were $11.1 million. As of June 30, 2008, current liabilities exceeded current assets by $4.3 million. We financed the acquisition of Trinity IMS, Inc. on April 9, 2007 through the use of our existing credit facility with SVB and a note payable to the shareholders of Trinity IMS, Inc.

As of June 30, 2008, 57% of the total assets were in the form of accounts receivable, thus, the Company depends on the collection of our receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of June 30, 2008, the Company had unbilled receivables of $3.3 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor does not authorize us to invoice or fails to pay or delays the payment of our outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

In the event cash flows are not sufficient to fund operations at the present level and the Company is unable to obtain additional financing, it would attempt to take appropriate actions to tailor its activities to its available financing, including reducing its business operations through additional cost cutting measures and revising its business strategy.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to change in interest rates for borrowing under its revolving credit facility. At June 30, 2008, the Company had $7.0 million outstanding under its two year revolving credit facility with SVB and $0.4 million of bank overdraft that is subject to a variable interest rate. The revolving credit facility bears interest based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the Loan and Security Agreement. If the Company's variable interest rate was to increase or decrease by 100 basis points, respectively, annual interest expense based on the 2007 average level of borrowing would have been higher or lower by approximately $72,000.

The Company does not use derivative financial instruments for speculative or trading purposes. It invests its excess cash in short-term, investment grade, interest-bearing securities.

ITEM 4: CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended June 30, 2008. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	First Loan Modification Agreement, dated August 11, 2008, between Paradigm Holdings, Inc. and Silicon Valley Bank	Provided herewith

31.1	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC. (Registrant)

By: /S/ Peter B. LaMontagne	By: /S/ RICHARD SAWCHAK
Peter B. LaMontagne	Richard Sawchak
Chief Executive Officer	Chief Financial Officer

Date: August 12, 2008