Form 10-Q
period 2008-09-30
Paradigm Holdings, Inc
filed 2008-11-14
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-30271

PARADIGM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

WYOMING	83-0211506
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9715 KEY WEST AVE., 3RD FLOOR ROCKVILLE, MARYLAND	20850
(Address of principal executive offices)	(Zip Code)

(301) 468-1200
(Registrant's telephone number, including area code)

None
(Former name, former address, and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Shares of common stock outstanding on November 7, 2008 were 22,073,153.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Item 4T.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURES

CERTIFICATIONS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,012	$7,771
Accounts receivable - contracts, net	8,290,857	8,982,638
Prepaid expenses	821,716	1,078,529
Prepaid corporate income taxes	90,449	74,207
Deferred income tax assets	38,660	68,567
Other current assets	341,009	346,785
Total current assets	9,584,703	10,558,497
Property and equipment, net	226,919	407,320
Deferred income tax assets, net of current portion	100,305	—
Goodwill	3,991,605	3,969,249
Intangible assets, net	1,331,409	1,591,864
Other non-current assets	177,326	193,218
Total assets	$15,412,267	$16,720,148
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	$505,494	$1,687,491
Note payable - line of credit	5,688,373	5,268,698
Note payable - promissory note	2,000,000	2,000,000
Capital leases payable, current portion	8,357	30,436
Accounts payable and accrued expenses	3,775,623	4,020,669
Accrued salaries and related liabilities	1,551,915	1,550,962
Other current liabilities	556,872	177,844
Total current liabilities	14,086,634	14,736,100
Long-term liabilities
Capital leases payable, net of current portion	—	1,889
Deferred income taxes	—	220,802
Other non-current liabilities	196,112	289,593
Total liabilities	14,282,746	15,248,384
Commitments and contingencies
Convertible preferred stock - $.01 par value, 10,000,000 shares authorized, 1,800 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively. Each share of convertible preferred stock has a liquidation preference of $0.01 per share plus all accrued but unpaid dividends	18	18
Common stock - $.01 par value, 50,000,000 shares authorized, 19,148,153 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	191,482	191,482
Additional paid-in capital	3,058,617	2,773,547
Accumulated deficit	(2,120,596)	(1,493,283)
Total stockholders’ equity	1,129,521	1,471,764
Total liabilities and stockholders’ equity	$15,412,267	$16,720,148

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Contract Revenue
Service contracts	$7,079,396	$6,507,413	$21,388,614	$19,388,586
Repair and maintenance contracts	2,485,063	4,607,003	9,593,523	13,955,470
Total contract revenue	9,564,459	11,114,416	30,982,137	33,344,056
Cost of revenue
Service contracts	5,324,087	5,241,905	16,394,569	17,067,606
Repair and maintenance contracts	2,223,919	3,775,008	8,417,479	11,173,179
Total cost of revenue	7,548,006	9,016,913	24,812,048	28,240,785
Gross margin	2,016,453	2,097,503	6,170,089	5,103,271
Selling, general and administrative	2,115,270	1,971,250	6,319,257	5,086,271
(Loss) income from operations	(98,817)	126,253	(149,168)	17,000
Other (expense) income
Interest income	65	—	2,772	1,907
Interest expense	(230,658)	(401,672)	(736,649)	(965,959)
Other income (expense)	—	48	227	(6,870)
Total other expense	(230,593)	(401,624)	(733,650)	(970,922)
Loss from continuing operations
before income taxes	(329,410)	(275,371)	(882,818)	(953,922)
Benefit for income taxes	(105,263)	(22,406)	(255,505)	(277,296)
Loss from continuing operations	(224,147)	(252,965)	(627,313)	(676,626)
Loss from operations of discontinued
component, net of income tax benefits	—	—	—	(186,804)
Gain on sale of discontinued operations,
net of income taxes	—	—	—	78,216
Loss from discontinued operations, net of income taxes	—	—	—	(108,588)
Net loss	$(224,147)	$(252,965)	$(627,313)	$(785,214)
Dividends on preferred stock	45,000	30,000	135,000	30,000
Net loss attributable to common shareholders	$(269,147)	$(282,965)	$(762,313)	$(815,214)

Weighted average number of common shares:
Basic	19,148,153	19,019,871	19,148,153	19,414,378
Diluted	19,148,153	19,019,871	19,148,153	19,414,378

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Loss from discontinued operations	$—	$—	$—	$(0.01)
Net loss	$(0.01)	$(0.01)	$(0.04)	$(0.04)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(627,313)	$(785,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from operations of discontinued component, net of income tax benefits	—	186,804
Gain on sale of discontinued operations, net of income taxes	—	(78,216)
Share-based compensation	420,095	311,640
Depreciation and amortization	468,824	355,388
Bad debt recovery	(25,468)	(7,661)
Loss on disposal of property and equipment	—	38,156
Deferred income taxes	(291,200)	(158,015)
(Increase) Decrease in
Accounts receivable - contracts, net	717,249	9,727,159
Prepaid expenses	256,813	232,037
Prepaid corporate income taxes	(16,242)	2,844
Other current assets	5,776	69,723
Other non-current assets	15,892	(2,653)
(Decrease) Increase in
Accounts payable and accrued expenses	(187,286)	(1,841,602)
Accrued salaries and related liabilities	953	(1,511,896)
Expected loss on contract	—	(613,742)
Income taxes payable	—	(146,229)
Other current liabilities	379,028	(387,423)
Other non-current liabilities	(75,278)	(3,565)
Net cash provided by operating activities from continuing operations	1,041,843	5,387,535
Net cash used in operating activities from discontinued operations	—	(677,311)
Net cash provided by operating activities	1,041,843	4,710,224
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisitions, net of cash assumed	(80,116)	(561,460)
Purchase of property and equipment	(27,968)	(17,937)
Net cash used in investing activities from continuing operations	(108,084)	(579,397)
Net cash used in investing activities from discontinued operations	—	(34,025)
Net cash used in investing activities	(108,084)	(613,422)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,181,997)	(1,665,953)
Payments on capital leases	(23,968)	(24,219)
Payment on notes payable	(18,228)	(2,000,000)
Proceeds from issuance of preferred stock	—	1,730,000
Dividends paid on preferred stock	(135,000)	—
Proceeds from line of credit	47,178,821	61,451,724
Payments on line of credit	(46,759,146)	(64,577,183)
Net cash used in financing activities from continuing operations	(939,518)	(5,085,631)
Net cash provided by proceeds from line of credit to finance discontinued operations	—	711,336
Net cash used in financing activities	(939,518)	(4,374,295)
Net decrease in cash and cash equivalents	(5,759)	(277,493)
Cash and equivalents, beginning of period	7,771	371,176
Cash and cash equivalents, end of period	$2,012	$93,683

For the nine months ended September 30,	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
Cash paid for income taxes	$55,101	$288,110
Cash paid for interest	$775,257	$925,149
Non-cash investing activities:
Non-cash sale price of commercial business	$—	$1,580,000
Issuance of note payable - promissory note for business acquired	$—	$4,000,000
Non-cash financing activities:
Dividends declared but not paid	$45,000	$30,000

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Paradigm Holdings, Inc. , a Wyoming corporation (the "Company"), is the parent of the wholly owned subsidiaries, Paradigm Solutions Corp., Trinity IMS, Inc., a Nevada corporation (“Trinity”), and Caldwell Technology Solutions, LLC, a Maryland limited liability company (“CTS”). Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the "SEC") for additional information on the Company’s corporate structure.

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
As of September 30, 2008, the Company had an accumulated deficit of approximately $2.1 million and a working capital deficiency of $4.5 million. The Company has a note payable to the former shareholders of Trinity (Note 10) for $2.0 million. Effective as of October 31, 2008, the Company negotiated an amendment to the note that extended the payment date of the $2.0 million outstanding balance of the note from October 31, 2008 to December 15, 2008 in exchange for a cash fee of $40,000 plus accrued and unpaid interest based on the original terms. The Company and Christian Kleszewski (the Company’s Vice President (Trinity, IMS)) have separately agreed that the $1.0 million portion of the note payable to Mr. Kleszewski shall be due in January 2009. Additionally, the Company is dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) and the combination of in-process cost reductions along with the completion of fundraising activities that have been initiated will be adequate to meet future liquidity needs for the next twelve months. Additionally, certain board members and senior management of the Company have committed up to $750,000 in funding subject to negotiations of specific terms and conditions and final approvals to support operational and working capital needs in the future.

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

Time and Materials (“T&M”): For T&M contracts, revenue is recognized based on direct labor hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs.

Cost-Plus Reimbursement (“CP”): Under CP contracts, revenue is recognized as costs are incurred and include an estimate of applicable fees earned. For award based fees under CP contracts, the Company recognizes the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated and collection is reasonably assured based on factors such as prior award experience and communications with the client regarding performance.

Fixed Price (“FP”): The Company has two basic categories of FP contracts: (i) fixed price-level of effort (“FP-LOE”) and (ii) firm fixed price (“FFP”).

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. SFAS No. 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Associated with the Trinity and CTS acquisitions, the Company recorded $4.0 million of goodwill and $1.8 million of identifiable intangible assets related to contract backlog. The contract backlog will be amortized over their estimated useful lives of five years and is included under the caption “Intangible Assets” on the Company’s condensed consolidated balance sheets.

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

Share-based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, using the modified-prospective method. Option awards granted after January 1, 2006 and those previously granted but for which vesting provisions had not been met are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock granted after January 1, 2006 is valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $140 thousand and $136 thousand for the three months ended September 30, 2008 and 2007, including the expense recognized for the restricted common stock issued on May 3, 2007. Total share-based compensation expense was $420 thousand and $312 thousand for the nine months ended September 30, 2008 and 2007. The Company did not grant any share-based awards for the three and nine months ended September 30, 2008.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 70% and 55% of total revenue was generated from three and two major customers during the three and nine months ended September 30, 2008 and 58% and 60% of total revenue was generated from two major customers during the three and nine months ended September 30, 2007, respectively. The Company’s accounts receivable related to these three major customers was 57% of total accounts receivable at September 30, 2008. The Company’s accounts receivable related to the two major customers was 49% of total accounts receivable at December 31, 2007. The Company defines major customer by agencies within the federal government.

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

Recent Accounting Pronouncements - Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquiree and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt SFAS No. 141 (revised 2007) on January 1, 2009. SFAS No. 141 (revised 2007) will be applied prospectively to business acquisitions with an acquisition date, on or after January 1, 2009. The Company is currently assessing the impact, if any, of adopting SFAS No. 141 (revised 2007) on its consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.” FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157, “Fair Value Measurements”, to fiscal years beginning after November 15, 2008 for items within the scope of this FSP. The Company will adopt FSP No. 157-2 on January 1, 2009 and is currently evaluating the impact, if any, of SFAS 157 on its non-financial assets and liabilities.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), “Determination of the useful life of intangible assets”, which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company will adopt FSP No. 142-3 on January 1, 2009. The Company has not yet evaluated what impact, if any, FSP No. 142-3 will have on its results of operations or financial position.

In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” to require issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments’ liability and equity components results in the recording of more interest cost over the life of the convertible debt instrument, because of an initial debt discount. The Company will adopt FSP APB 14-1 effective January 1, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1(“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method, as described in FASB Statement 128, “Earnings per Share.” The Company will adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company does not issue share-based payment awards that contain nonforfeitable rights to dividends and, as a result, does not believe that the adoption of FSP EITF 03-6-1 will have a significant effect on its financial statements.

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active.” FSP FAS No. 157-3 is consistent with the joint press release the FASB issued with the SEC on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS No. 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS No. 157-3 is effective October 10, 2008 and should be applied prospectively. The Company does not believe that FSP FAS NO. 157-3 will have a significant impact on its current fair value measurements.

2. ACQUISITIONS

Trinity Acquisition

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the "Trinity Stock Purchase Agreement") by and among the Company, Trinity and the shareholders of Trinity (the "Trinity Shareholders"). On April 9, 2007, the Company completed the acquisition of Trinity for $4 million, pursuant to the Trinity Stock Purchase Agreement executed on January 29, 2007. The Company purchased from the Trinity Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity became a wholly-owned subsidiary of the Company in exchange for a $4 million promissory note issued to the Trinity Shareholders as further described in Note 10. The acquisition was accounted for using the purchase method of accounting prescribed by SFAS No. 141, “Business Combinations.” The excess of the purchase price over assets acquired and liabilities assumed of $3.2 million was allocated to goodwill which is not deductible for income tax purposes. Identifiable intangible assets associated with contract backlog totaling $1.0 million, which is not deductible for income tax purposes, are being amortized over their estimated useful lives of five years using the straight-line method.

Caldwell Acquisition

On June 6, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, CTS and the members of CTS (the “Members”). The Company purchased from the Members, all of the issued and outstanding membership units of CTS and CTS became a wholly-owned subsidiary of the Company in exchange for the following consideration:

•	payment to the Members of $75,000 in cash;

•	assumption by the Company of CTS's federal tax liabilities and debt in an amount not to exceed an aggregate amount equal to $860,000; and

•
payment by the Company of the transaction costs incurred by CTS's accountants and Madison Capital Markets, LLC in connection with the transactions contemplated in the Purchase Agreement in amounts not to exceed $45,000 and $180,000, respectively.

In addition, under certain conditions as set forth in the Purchase Agreement, the Members will be eligible for earn-out compensation of up to $2,540,000 for achieving certain revenue and pre-tax income goals during the twelve months following the closing of the transaction. The Members earned $0.3 million of the earn-out compensation as of December 31, 2007 based on the calculation performed. As of September 30, 2008, no additional earn-out compensation is expected to be paid based on the Company’s calculation of the formula contained in the Purchase Agreement.

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

The total purchase price paid, including $40,225 of direct costs, has been allocated as follows:

Cash	$(7,862)
Accounts receivable - contracts, net	624,933
Property, plant & equipment	42,982
Other assets	22,178
Intangible assets	810,000
Goodwill	743,675
Total assets	2,235,906

Current liabilities	(1,603,558)
Non-current liabilities	(19,623)
Total liabilities	(1,623,181)

Total consideration	$612,725

3. DISCONTINUED OPERATIONS

On September 22, 2006, the Company established an independent committee of its Board of Directors to evaluate strategic alternatives with regard to the Company's commercial business activities, including the potential divestiture of the commercial business. The Company defines the commercial business as all of the outstanding capital stock of Paradigm Solutions International, Inc., a Maryland corporation (“PSI”), which included all of the capital stock of Blair Technology Group, a wholly-owned subsidiary of PSI, and certain assets associated with the OpsPlanner software tool. The decision to divest was made during the fourth quarter of 2006 following the completion of the independent committee's evaluation of strategic alternatives. The Company classified the commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of SFAS No. 144 in the fourth quarter. The divestiture supports the Company's efforts to refocus on its core information technology services business supporting the federal government.

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

The following tables summarize selected financial information related to the operating results and financial position of the commercial business. There were no assets and liabilities held for sale as of September 30, 2008 since the commercial business was sold on February 28, 2007.

Three Months Ended March 31,	2007
Contract revenue	$279,604
Loss before income tax benefit	$(304,340)
Income tax benefit	(117,536)
Loss from operations of discontinued component, net of income taxes	$(186,804)

After the sale of the commercial business, the Company does not have any financial relationship with PSI except for a reseller agreement.

According to the reseller agreement with PSI, the Company is the exclusive reseller in the federal market for the proprietary software tool, OpsPlanner (TM) and is committed to pay PSI a minimum of $60,000 annually for software usage after the sale of the commercial business. The Company expects to pay approximately the minimum amount committed during the term of the reseller agreement, which is two years.

4. FAIR VALUE MEASUREMENTS

In accordance with SFAS No. 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. SFAS No. 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The Company does not have any assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2008. The Company also does not make any disclosures of amounts at fair value on a recurring basis due to the short term nature of these instruments.

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the U.S. Secret Service, and the Internal Revenue Service. The components of accounts receivable are as follows:

	September 30, 2008	December 31, 2007
Billed receivables	$4,922,236	$3,199,280
Unbilled receivables	3,368,621	5,783,358
Total accounts receivable - contracts, net	$8,290,857	$8,982,638

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at September 30, 2008 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 and $33,462 as an allowance for doubtful accounts related to certain customers at September 30, 2008 and December 31, 2007, respectively.

6. PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2008	December 31, 2007
Prepaid insurance, rent and software maintenance agreements	$245,921	$171,600
Contract-related prepaid expenses	351,041	681,746
Other prepaid expenses	224,754	225,183
Total prepaid expenses	$821,716	$1,078,529

7. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	September 30, 2008	December 31, 2007
Furniture and fixtures	$122,915	$122,915
Equipment	801,847	778,735
Software	531,574	526,719
Leasehold improvement	43,194	43,194
Total property and equipment	1,499,530	1,471,563
Accumulated depreciation	(1,272,611)	(1,064,243)
Property and equipment, net	$226,919	$407,320

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008 was $56,026 and $208,369, respectively, and depreciation and amortization expense for the three and nine months ended September 30, 2007 was $46,995 and $217,633, respectively.

8. INTANGIBLE ASSETS

Intangible assets are as follows:

	September 30, 2008	December 31, 2007
Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(478,591)	(218,136)
Net carrying amount	$1,331,409	$1,591,864

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008 was $86,818 and $260,455, respectively, and amortization expense for the three and nine months ended September 30, 2007 was $87,500 and $132,000, respectively. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining three months ending December 31, 2008	$86,818
For the years ending December 31,
2009	347,273
2010	347,273
2011	347,273
2012	202,772

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	September 30, 2008	December 31, 2007
Accounts payable	$3,408,070	$2,197,271
Accrued expenses	367,553	1,823,398
Total accounts payable and accrued expenses	$3,775,623	$4,020,669

10. DEBT

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

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement with SVB to waive the covenant compliance for the periods ended June 30 and July 31, 2008 and provide for modified EBITDA covenant amounts for the remainder of 2008. The EBITDA covenant amounts for 2009 remain unchanged from the original agreement. The Company was in compliance with the amended EBITDA covenant requirements as of September 30, 2008. As of September 30, 2008, the Company had an outstanding revolving line of credit balance with SVB of $5.7 million. The Company also had a bank overdraft of $0.5 million and $1.7 million of additional availability on its revolving line of credit with SVB at September 30, 2008. The interest rates charged by SVB ranged from 7.50% to 8.50% for the nine months ended September 30, 2008.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of September 30, 2008, no events of default had occurred.

Note Payable - Promissory Note

On April 9, 2007, the Company issued a secured $4.0 million promissory note to the former shareholders of Trinity to finance the acquisition of Trinity.

Under the terms of the promissory note, the Company was required to repay the principal plus interest at the annual rate of 7.75% of the unpaid balance pursuant to the following terms:

(a) $500 thousand was required to be paid within three business days of April 9, 2007;

(b) $1.5 million (the "Second Amount") was required to be paid on June 30, 2007; and

(c) the remainder amount (the "Remainder Amount") of $2.0 million was required be paid on October 31, 2008.

Effective as of October 31, 2008, the Company negotiated an amendment to the promissory note that extended the payment date of the Remainder Amount from October 31, 2008 to December 15, 2008 in exchange for a cash fee of $40,000 plus accrued and unpaid interest based on the original terms. If the Company fails to pay the Remainder Amount by December 15, 2008, the Company is required to pay an amount equal to $60,000 plus all accrued and unpaid interest through December 15, 2008. If the Company fails to pay the amounts owed under the promissory note by December 15, 2008, interest shall accrue, at a rate equal to 12% per annum, on such amounts. A failure by the Company to pay the Remainder Amount on or before December 15, 2008 will not constitute a default under the promissory note. The Company and Christian Kleszewski (the Company’s Vice President (Trinity, IMS)) have separately agreed that the $1.0 million portion of the promissory note payable to Mr. Kleszewski shall be due in January 2009.

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

The Company's stock price was $0.17 at September 30, 2008. If the repayment of the promissory note had occurred on September 30, 2008 and the holder had elected to accept partial repayment of $1.0 million in the Company's stock, the Company would have repaid $1.0 million in cash and issued to the holder 5,882,353 shares of the Company's common stock. The number of shares that maybe issued is variable depending on the price per share of the stock and the amount that the holder may elect to receive as repayment in the form of the Company's common stock, up to $1.0 million. The Remainder Amount obligation is fixed and determinable at $2.0 million. The form of the repayment varies depending on whether the holder opts to receive a portion of the repayment in the Company's common stock. The number of shares that could be required to be issued is not limited by the promissory note.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the Company’s financial results. As of September 30, 2008, the Company had recorded immaterial interest and penalties associated with the filing of the 2006 and 2007 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

12. NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per common share has been computed in a manner consistent with that of basic net loss per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net loss per common share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Basic net loss per common share:
Loss from continuing operations	$(224,147)	$(252,965)	$(627,313)	$(676,626)
Loss from discontinued operations, net of income tax benefits	—	—	—	(108,588)
Net loss	(224,147)	(252,965)	(627,313)	(785,214)
Dividends on preferred stock	45,000	30,000	135,000	30,000
Net loss attributable to common stockholders	$(269,147)	$(282,965)	$(762,313)	$(815,214)

Weighted average common shares outstanding - basic	19,148,153	19,019,871	19,148,153	19,414,378
Treasury effect of stock options	—	—	—	—

Total weighted average common shares outstanding - diluted	19,148,153	19,019,871	19,148,153	19,414,378

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Loss from discontinued operations	—	—	—	(0.01)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Common stock equivalents of 7,203,407 and 5,658,517 were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2008, respectively, and common stock equivalents of 1,135,455 and 449,065 were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2007, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

13. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock are initially reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,081,000 shares of common stock which have been reserved for issuance pursuant to stand alone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of September 30, 2008, 382,000 stock options and 1,400,000 shares of restricted common stock have been issued from the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life
					(in years)
Outstanding at December 31, 2007	1,506,000	$1.74	$	$$72,800	8.5
Granted	—	—
Exercised	—	—
Canceled	(43,000)	1.70

Outstanding at September 30, 2008	1,463,000	$1.74		$—	7.7

Exercisable at December 31, 2007	840,667	$1.80		$12,000	8.2
Exercisable at September 30, 2008	1,041,667	$1.85		$—	7.5

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.17 at September 30, 2008 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008 was $80 thousand and $240 thousand and share-based compensation for the three and nine months ended September 30, 2007 was $77 thousand and $212 thousand, respectively.

The Company did not grant any stock options for the three and nine months ended September 30, 2008. The fair value of the options granted during fiscal 2007 was $162 thousand and is included as part of additional paid-in capital as vested. As of September 30, 2008, the Company had $281 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 1.2 years.

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

The following table summarizes the Company's restricted common stock activity.

	Number of Restricted Common Stock	Aggregate Fair Value	Weighted Average Vesting Periods	Weighted Average Remaining Vesting Periods
			(in years)	(in years)
Outstanding at December 31, 2007	1,400,000	$1,120,000	4.67	4.0
Granted	—

Outstanding at September 30, 2008	1,400,000	$1,120,000	4.67	3.25

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three and nine months ended September 30, 2008 was $60 thousand and $180 thousand and the compensation expense recognized for the three and nine months ended September 30, 2007 was $60 thousand and $100 thousand, respectively.

The total fair value of the restricted stock granted in fiscal 2007 was $1.1 million and was included as part of additional paid-in capital as vested. As of September 30, 2008, the unrecognized compensation costs related to the remaining nonvested restricted stock was $0.8 million, which will be recognized over a weighted average period of 3.25 years.

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

As of September 30, 2008, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at September 30, 2008, approximately, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$120,770,160
Completed to date	102,791,708

Authorized backlog	$17,978,452

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $54,900,000.

As of September 30, 2008, one of the Company's existing contracts is subject to renegotiation during the remainder of 2008.

15. LITIGATION AND CLAIMS

The Company, from time to time, is a party to litigation and legal proceedings that it believes to be a part of the ordinary course of business. While it cannot predict the ultimate outcome of these matters, the Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on its financial position.

During the quarter ended September 30, 2008, a former employee of the Company filed a claim with Maryland Department of Labor alleging that the Company owes him $100 thousand as a severance payment pursuant to an employment agreement with the Company. The Company filed an opposition; however, Maryland Department of Labor ruled on November 7, 2008 that the claim is valid and should be paid. The Company does not believe the severance is owed and intends to contest the claim vigorously. It is impossible at this stage to give an evaluation of the likelihood of an unfavorable outcome.

16. RELATED PARTY TRANSACTIONS

On February 23, 2007, the Company entered into a Stock Purchase Agreement by and among the Company, PSI, a wholly-owned subsidiary of the Company, and Mr. Raymond Huger, the Company's Chairman of the Board of Directors, co-founder and former Chief Executive Officer. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mr. Huger purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company's common stock as of February 28, 2007. This transaction resulted in a gain of $78 thousand, net of $84 thousand of selling costs and $405 thousand of income taxes, recorded in the first quarter of 2007. On March 1, 2007, the Company issued a press release with respect to the successful consummation of the transactions set forth in the Stock Purchase Agreement among the Company, PSI and Mr. Huger. Mr. Huger was and remains as the major shareholder of the Company before and after the transaction described above. Mr. Huger owned 55.7% of the total issued and outstanding shares of the Company’s common stock following the consummation of the transaction. On February 28, 2007, the Company entered into a Voting Agreement by and between the Company and Mr. Raymond Huger. Pursuant to the terms and conditions set forth in the Voting Agreement, Mr. Huger appointed the Company as

Mr. Huger's proxy and attorney-in-fact, with full power of substitution and resubstitution, to vote or act by written consent with respect to that number of shares of common stock beneficially owned by Mr. Huger as of the record date set by the Board of Directors of the Company in connection with such vote or act by written consent equal to the difference between the total number of shares of the Company’s common stock beneficially owned by Mr. Huger on such record date with respect to such vote or act by written consent minus that number of shares of the Company’s common stock which represent 49.0% of the total issued and outstanding shares of the Company’s common stock on the record date with respect to such vote or act by written consent.

Additionally, certain board members and senior management of the Company have committed up to $750,000 in funding subject to negotiations of specific terms and conditions and final approvals to support operational and working capital needs in the future.

17. SUBSEQUENT EVENTS

On October 21, 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company granted an aggregate of 1,525,000 restricted shares of the Company’s common stock to certain officers and directors of the Company. Subject to the terms and conditions of such grants, the restricted shares will vest on January 2, 2013. Also, the Compensation Committee granted options to purchase an aggregate of 125,000 shares of the Company’s common stock to certain employees. One third of the options will vest on each anniversary of the grant date. The options have an exercise price of $0.20 per share.

Additionally, the Compensation Committee approved a modification on stock options granted between December 15, 2005 and August 13, 2007 to reduce the exercise price of options to purchase an aggregate of 1,453,000 shares of the Company’s common stock to $0.30 per share on October 21, 2008. In accordance with SFAS 123(R), a modification of the terms or conditions of an equity award should be treated as an exchange of the original award for a new award. The Company should recognize the fair value of the original awards plus the incremental compensation cost associated with the modification. Such incremental compensation cost to be recognized over the remaining vesting periods is approximately $0.1 million. Prior to such modification, the exercise prices of such options ranged from $0.75 to $2.50 per share. All other terms of the options remained the same. The options are held by certain of the Company’s officers, directors, employees and consultants.

In November 2008, the Company and Theresa Kleszewski (the “Lender”) entered into an amendment (the “Note Amendment”) to the Secured Promissory Note in the original principal amount of $4,000,000 issued by the Company in favor of the Lender on April 9, 2007 (the “Note”). The Note Amendment is effective as of October 31, 2008. In consideration of the Lender’s signing of the Note Amendment, the Company agreed to pay $20,000.00 to each of the Lender and Christian Kleszewski (the Company’s Vice President (Trinity, IMS)) and to pay accrued interest for the period commencing on October 1, 2008 and ending on November 5, 2008 in the amount of $13,978.31. The Note Amendment extends the due date for the payment of the Remainder Amount (as defined in the Note) plus any accrued interest to December 15, 2008 from October 31, 2008. The Note Amendment further provides that the 5% late charge specified in the Note shall not apply with respect to a failure to pay the Remainder Amount by December 15, 2008, but instead in such an event the Company is required to pay the Lender an amount equal to $60,000 plus all accrued and unpaid interest through December 15, 2008. If the Company fails to pay the amounts owed under the Note to the Lender by December 15 2008, interest shall accrue, at a rate equal to 12% per annum, on such amounts. The Note Amendment further provides that a failure by the Company to pay the Remainder Amount on or before December 15, 2008 will not constitute a Default (as defined in the Note). The Note Amendment also directs the Company to pay one-half of all amounts payable to the Lender under the Note to Christian Kleszewski.

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to the current level of 197 personnel (full time, part time, and consultants) at September 30, 2008. The 2008 annual run-rate of revenue is approximately $41.3 million, based on revenue for the first nine months of 2008. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of September 30, 2008, Paradigm has three wholly-owned subsidiaries, Paradigm Solutions Corp. (“PSC”), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of National Security programs within the Intelligence Community.

We derive substantially all of our revenue from fees for IT solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the quarter ended September 30, 2008, our business was comprised of 59% fixed price and 41% time and material contracts. For the quarter ended September 30, 2008, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, both agencies within the federal government, generated approximately 70% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Paradigm’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to contingent liabilities, revenue recognition, and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions.

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

For a description of these critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Paradigm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that have a current or future potential impact on Paradigm’s condensed consolidated financial statements are as follows:

Recent Accounting Pronouncements - Not Yet Adopted

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

STAFF POSITIONS NO. 157-2

EFFECTIVE DATE OF FASB STATEMENT NO. 157

In February 2008, the FASB issued a FASB Staff Positions (“FSP”) No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.”

SCOPE OF THIS STATEMENT

FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of this FSP. The Company will adopt FSP No. 157-2 on January 1, 2009 and is currently evaluating the impact, if any, of SFAS 157 on its non-financial assets and liabilities.

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

STAFF POSITIONS NO. 142-3

DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS

In April 2008, the FASB issued a FASB Staff Positions No. 142-3 (“FSP No. 142-3”), “Determination of the useful life of intangible assets.”

SCOPE OF THIS STATEMENT

FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company will adopt FSP No. 142-3 on January 1, 2009. The Company has not yet evaluated what impact, if any, FSP No. 142-3 will have on its results of operations or financial position.

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active.” FSP FAS No. 157-3 is consistent with the joint press release the FASB issued with the SEC on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS No. 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS No. 157-3 is effective October 10, 2008 and should be applied prospectively. The Company does not believe that FSP FAS NO. 157-3 will have a significant impact on its current fair value measurements.

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

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended September 30,				Nine months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$9,564	$11,114	100.0%	100.0%	$30,982	$33,344	100.0%	100.0%

Cost of revenue	7,548	9,017	78.9	81.1	24,812	28,241	80.1	84.7

Gross margin	2,016	2,097	21.1	18.9	6,170	5,103	19.9	15.3

Selling, general & administrative	2,115	1,970	22.1	17.7	6,319	5,086	20.4	15.2

(Loss) income from operations	(99)	127	(1.0)	1.2	(149)	17	(0.5)	0.1

Other expense	(230)	(402)	(2.4)	(3.6)	(734)	(971)	(2.3)	(2.9)

Benefit for income taxes	(105)	(22)	(1.1)	(0.2)	(256)	(277)	(0.8)	(0.8)

Loss from continuing operations	(224)	(253)	(2.3)	(2.2)	(627)	(677)	(2.0)	(2.0)

Net loss	$(224)	$(253)	(2.3%)	(2.2%)	$(627)	$(785)	(2.0%)	(2.4%)

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

	Three Months Ended September 30,				Nine months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Federal service contracts	$7,079	$6,499	74.0%	58.5%	$21,389	$19,277	69.0%	57.8%

Federal repair & maintenance contracts	2,485	4,607	26.0	41.5	9,593	13,956	31.0	42.2

Commercial contracts	—	8	—	—	—	111	—	—

Total revenue	$9,564	$11,114	100.0%	100.0%	$30,982	$33,344	100.0%	100.0%

The Company’s revenues and operating results may be subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of government agencies for awarding contracts, the term of each contract that has been awarded and general economic conditions. Because a significant portion of total expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue. For the three months ended September 30, 2008, revenue decreased 13.9% to $9.6 million from $11.1 million for the same period in 2007. The decrease in revenue is attributable to a decrease in our federal repair and maintenance contracts business of $2.1 million which was partially off-set by an increase of $0.6 million in the service business. The decrease in repair and maintenance business is attributable to lower revenue on one federal contract as the Company transitioned from the prime contractor role to the subcontractor role in the fourth quarter of 2007. The increase in service business for the three months ended September 30, 2008 compared to the same period in 2007 is attributable to $0.8 million growth in revenue from contracts associated with the Trinity and CTS acquisitions along with $1.3 million higher revenue on PSC service contracts which more than off-set the $1.5 million revenue lost from the completion of three of our federal contracts.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended September 30, 2008, cost of revenue decreased by 16.3% to $7.5 million from $9.0 million for the same period in 2007. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue on the repair and maintenance contracts. As a percentage of revenue, cost of revenue was 78.9% for the three months ended September 30, 2008 as compared to 81.1% for the same period in 2007. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the three months ended September 30, 2008, gross margin decreased 3.9% to $2.0 million from $2.1 million for the same period in 2007. Gross margin as a percentage of revenue increased to 21.1% for the three months ended September 30, 2008 from 18.9% for the same period in 2007. Gross margin as a percentage of revenue increased due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin, as it relates to the service contracts, increased 36.3% to $1.7 million from $1.3 million for the same period in 2007. The increase in services gross margin is due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin, as it relates to the maintenance contracts, decreased 65.0% to $0.3 million from $0.8 million for the same period in 2007. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative Expenses. For the three months ended September 30, 2008, selling, general and administrative ("SG&A") expenses increased 7.3% to $2.1 million from $2.0 million for the same period in 2007. The increase in SG&A expense is attributable to additional legal and professional services incurred in the third quarter of 2008 for ongoing corporate matters. Management will continue monitoring SG&A expenses in 2008 to balance the impact resulting from decreased revenues.

Other Expense. For the three months ended September 30, 2008, other expense decreased to $231 thousand from $402 thousand for the same period in 2007. As a percentage of revenue, other expense decreased to 2.4% for the three months ended September 30, 2008 from 3.6% for the same period in 2007. The decrease in other expense was primarily attributable to lower interest expense from interest rates charged by SVB. For the three months ended September 30, 2008, the interest rate charged by SVB was 7.50% as compared to 10.75% to 13.25% for the same period in 2007.

Income Taxes. For the three months ended September 30, 2008, income tax benefit increased to $105 thousand from $22 thousand for the same period in 2007. The increase in income tax benefit was primarily attributable to a pre-tax loss for the three months ended September 30, 2008. The Company’s tax provision for the three months ended September 30, 2008 and 2007, represents an estimated annual effective tax rate, excluding discrete items, of 32.2% and 35.1%, respectively.

Net Loss. For the three months ended September 30, 2008, net loss decreased to $224 thousand from $253 thousand for the same period in 2007. The net loss decreased due to decreased interest expense as discussed above, which was partially off-set by higher SG&A expenses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue. For the nine months ended September 30, 2008, revenue decreased 7.1% to $31.0 million from $33.3 million for the same period in 2007. The decrease in revenue is attributable to a decrease in our federal repair and maintenance contracts business of $4.3 million. The decrease in repair and maintenance contracts business was partially off-set by an increase of $2.0 million in the service business. The decrease in repair and maintenance business is attributable to lower revenue on one federal contract as the Company transitioned from the prime contractor role to the subcontractor role in the fourth quarter of 2007. The increase in service business for the nine months ended September 30, 2008 compared to the same period in 2007 is attributable to revenue from contracts associated with the Trinity and CTS acquisitions of $5.2 million along with $2.0 million higher revenue on PSC service contracts which more than off-set the $5.2 million revenue lost from the completion of five of our federal contracts.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the nine months ended September 30, 2008, cost of revenue decreased 12.1% to $24.8 million from $28.2 million for the same period in 2007. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue primarily on repair and maintenance contracts. As a percentage of revenue, cost of revenue was 80.1% for the nine months ended September 30, 2008 as compared to 84.7% for the same period in 2007. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the nine months ended September 30, 2008, gross margin increased 20.9% to $6.2 million from $5.1 million for the same period in 2007. Gross margin as a percentage of revenue increased to 19.9% for the nine months ended September 30, 2008 from 15.3% for the same period in 2007. Gross margin as a percentage of revenue increased due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin as it relates to the service contracts increased to $5.0 million from $2.3 million for the same period in 2007. The increase in services gross margin is due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin, as it relates to the maintenance contracts, decreased 56.6 % to $1.2 million from $2.8 million for the same period in 2007. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative Expenses. For the nine months ended September 30, 2008, SG&A expenses increased 24.2% to $6.3 million from $5.1 million for the same period in 2007. The increase in SG&A expense is attributable to amortization of intangible assets recorded from the Trinity and CTS acquisitions, increased share-based compensation from stock options granted since the second quarter of 2007 and increased corporate expenses resulting from the acquisitions, additional legal and professional services incurred in fiscal year 2008 for outside federal marketing consultants retained to work on proposals on potential business opportunities and other corporate matters. Management will continue monitoring SG&A expenses in 2008 to balance the impact resulting from decreased revenues. As a percentage of revenue, SG&A expenses increased to 20.4% from 15.3% for the same period in 2007. The increase in SG&A as a percentage of revenue was attributable to the decrease in revenue and increase in SG&A expenses.

Other Expense. For the nine months ended September 30, 2008, other expense decreased to $734 thousand from $971 thousand for the same period in 2007. As a percentage of revenue, other expense decreased to 2.4% for the nine months ended September 30, 2008 from 2.9% for the same period in 2007. The decrease in other expense was primarily attributable to lower interest expense from lower interest rates charged by SVB. The interest rates charged by SVB ranged from 7.50% to 8.50% for the nine months ended September 30, 2008.

Income Taxes. For the nine months ended September 30, 2008, income tax benefit decreased to $256 thousand from $277 thousand for the same period in 2007. The Company's commercial business, which was sold on February 28, 2007, had an income tax benefit of $118 thousand from the operations of discontinued component and an income tax expense of $405 thousand on sale of the discontinued operations for the nine months ended September 30, 2007. The Company’s tax provision for the nine months ended September 30, 2008 and 2007, represents an estimated annual effective tax rate, excluding discrete items, of 32.2% and 35.1%, respectively. Management believes the entire $256 thousand of income tax benefit will be realizable as the Company has sufficient taxable income from prior years to utilize the tax benefit for the nine months ended September 30, 2008.

Net Loss. For the nine months ended September 30, 2008, net loss was $627 thousand. For the nine months ended September 30, 2007, net loss was $785 thousand which included an after-tax loss of $186 thousand from the Company’s commercial business and an after-tax gain of $78 thousand from the sale of the commercial business. The net loss decreased due to increases in gross margin and decreased interest expense as discussed above, which was partially off-set by higher SG&A expenses.

For the nine months ended September 30, 2008, net loss from continuing operations decreased to $627 thousand from $677 thousand for the same period in 2007. The net loss decreased due to increases in gross margin and decreased interest expense as discussed above, which was partially off-set by higher SG&A expenses.

Liquidity and Capital Resources

The Company’s primary liquidity needs are financing the cost of operations, capital expenditures and servicing its debt. The Company’s sources of liquidity are its existing cash, cash generated from operations, and cash available from borrowings under its revolving credit facility. The Company has historically financed its operations through its existing cash, cash generated from operations and cash available from borrowings under its revolving credit facility. Based upon the current level of operations, the Company believes that cash flow from operations, together with borrowings available from its credit facility with SVB and the combination of in-process cost reductions along with the completion of fundraising activities that have been initiated will be adequate to meet future liquidity needs for the next twelve months.

For the nine months ended September 30, 2008, the Company used $6 thousand in cash and cash equivalents versus $0.3 million for the same period in 2007.

Cash flow from operating activities provided by continuing operations was $1.0 million for the nine months ended September 30, 2008 compared to $5.4 million of cash provided for the same period in 2007. Cash flow from operating activities from continuing operations decreased primarily due to a decrease in accounts receivable and an increase in other current liabilities. As of September 30, 2008, the Company had cash on hand of $2 thousand.

Net loss was $627 thousand for the nine months ended September 30, 2008 as compared to $785 thousand for the same period in 2007. The lower net loss was primarily due to higher gross margins as discussed above.

Accounts receivable decreased by $0.7 million for the nine months ended September 30, 2008 compared to a decrease of $9.7 million for the same period in 2007. The decrease in the accounts receivable balance for the nine months ended September 30, 2008 is attributable to lower revenue. The decrease in accounts receivable for the nine months ended September 30, 2007 is attributable to the combination of the $6.8 million collections made on the Company’s completed firm fixed price contract since December 31, 2006, a reflection of decreased revenue and more focused billings and collection efforts with our customers.

Accounts payable decreased by $0.2 million for the nine months ended September 30, 2008 compared to a decrease of $1.8 million for the same period in 2007. The decrease during the nine months ended September 30, 2008 and 2007 is primarily a reflection of decreased cost of revenue.

Accrued salaries and related liabilities remained unchanged for the nine months ended September 30, 2008 compared to a decrease of $1.5 million for the same period in 2007. The decrease in accrued salaries and related liabilities balance for 2007 is attributable to reductions in employees and payments on the payroll tax liabilities assumed from the CTS acquisition.

Expected loss on contract decreased by $0.6 million for the nine months ended September 30, 2007. The decrease in expected loss on contract balance for 2007 is due to the Company incurring the costs in 2006 on the Company's firm fixed price federal service contracts.

Other current liabilities increased by $0.4 million for the nine months ended September 30, 2008 compared to a decrease of $0.4 million for the same period in 2007. The increase in other current liabilities balance for the nine months ended September 30, 2008 is attributable to increase in deferred revenue on two of our firm fixed price contracts. The decrease in other current liabilities balance for the nine months ended September 30, 2007 is attributable to decrease in deferred revenue. Deferred revenue decreased due to the fulfillment of service obligations during the nine months ended September 30, 2007.

Net cash used in investing activities from continuing operations was $108 thousand for the nine months ended September 30, 2008 compared to $579 thousand for the same period in 2007. Cash used in investing activities from continuing operations in 2008 is primarily due to the cash payment on the earn-out compensation earned by the members of CTS as of December 31, 2007. Cash used in investing activities from continuing operations in 2007 was primarily due to the payments for businesses purchased, net of cash acquired from the acquisitions of Trinity on April 9, 2007 and CTS on July 2, 2007.

Net cash used in financing activities from continuing operations was $0.9 million for the nine months ended September 30, 2008 compared to $5.1 million for the same period in 2007. Cash provided by financing activities from continuing operations during the nine months ended September 30, 2008 consisted of proceeds from the Company’s line of credit to fund operations. Cash used in financing activities from continuing operations during the nine months ended September 30, 2007 consisted of payments on the line of credit and the $2.0 million payment on the note payable - promissory note which is partially off-set by the $1.7 million net proceeds from issuance of preferred stock in the third quarter of 2007.

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with SVB that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company’s collateral. The Loan and Security Agreement became effective March 13, 2007. The Loan and Security Agreement is being used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement with SVB to waive the covenant compliance for the periods ended June 30 and July 31, 2008 and provide for modified EBITDA covenant amounts for the remainder of 2008. The EBITDA covenant amounts for 2009 remain unchanged from the original agreement. The Company was in compliance with the amended EBITDA covenant requirements as of September 30, 2008. As of September 30, 2008, the Company had an outstanding revolving line of credit balance with SVB of $5.7 million. The Company also had a bank overdraft of $0.5 million and $1.7 million of additional availability on its revolving line of credit with SVB at September 30, 2008. The interest rates charged by SVB ranged from 7.50% to 8.50% for the nine months ended September 30, 2008.

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

The Company has relied on significant external financing to fund its operations and intends to seek additional equity or debt financing to fund its anticipated operating expenses and future expansion. The Company will attempt to raise additional long-term financing - either debt or equity as necessary to cover short-term liquidity needs. If the Company does not maintain profitable operations, it is unlikely that it will be able to secure additional financing from external sources. The sale of common stock to raise capital may cause dilution to the existing shareholders. To the extent that it obtains additional debt financing, its debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on its operations, require it to comply with additional financial covenants or require it to pledge assets to secure its borrowings. As of September 30, 2008, the Company had stockholders' equity of $-1.1 million due to the completion of the private placement of convertible preferred stock in the third quarter of 2007. As of September 30, 2008, the Company had $2 thousand in cash, $0.5 million of bank overdraft, and its total current assets were $9.6 million. As of September 30, 2008, current liabilities exceeded current assets by $4.5 million. The Company financed the acquisition of Trinity IMS, Inc. on April 9, 2007 through the use of its existing credit facility with SVB and a note payable to the shareholders of Trinity IMS, Inc.

As of September 30, 2008, 54% of the total assets were in the form of accounts receivable, thus, the Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of September 30, 2008, the Company had unbilled receivables of $3.4 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

In the event cash flows are not sufficient to fund operations at the present level and the Company is unable to obtain additional financing, it would attempt to take appropriate actions to tailor its activities to its available financing, including reducing its business operations through additional cost cutting measures and revising its business strategy. However, there can be no assurances that the Company’s attempts to take such actions will be successful.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to change in interest rates for borrowing under its revolving credit facility. At September 30, 2008, the Company had $5.7 million outstanding under its two year revolving credit facility with SVB and $0.5 million of bank overdraft that is subject to a variable interest rate. The revolving credit facility bears interest based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the Loan and Security Agreement. If the Company's variable interest rate was to increase or decrease by 100 basis points, respectively, annual interest expense based on the 2007 average level of borrowing would have been higher or lower by approximately $66,000.

The Company does not use derivative financial instruments for speculative or trading purposes. It invests its excess cash in short-term, investment grade, interest-bearing securities.

ITEM 4: CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended September 30, 2008. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company, from time to time, is a party to litigation and legal proceedings that it believes to be a part of the ordinary course of business. While it cannot predict the ultimate outcome of these matters, the Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on its financial position.

During the quarter ended September 30, 2008, a former employee of the Company filed a claim with Maryland Department of Labor alleging that the Company owes him $100 thousand as a severance payment pursuant to an employment agreement with the Company. The Company filed an opposition; however, Maryland Department of Labor ruled on November 7, 2008 that the claim is valid and should be paid. The Company does not believe the severance is owed and intends to contest the claim vigorously. It is impossible at this stage to give an evaluation of the likelihood of an unfavorable outcome.

ITEM 1A: RISK FACTORS

There were no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

In November 2008, the Company and Theresa Kleszewski (the “Lender”) entered into an amendment (the “Note Amendment”) to the Secured Promissory Note in the original principal amount of $4,000,000 issued by the Company in favor of the Lender on April 9, 2007 (the “Note”). The Note Amendment is effective as of October 31, 2008. In consideration of the Lender’s signing of the Note Amendment, the Company agreed to pay $20,000.00 to each of the Lender and Christian Kleszewski (the Company’s Vice President (Trinity, IMS)) and to pay accrued interest for the period commencing on October 1, 2008 and ending on November 5, 2008 in the amount of $13,978.31. The Note Amendment extends the due date for the payment of the Remainder Amount (as defined in the Note) plus any accrued interest to December 15, 2008 from October 31, 2008. The Note Amendment further provides that the 5% late charge specified in the Note shall not apply with respect to a failure to pay the Remainder Amount by December 15, 2008, but instead in such an event the Company is required to pay the Lender an amount equal to $60,000 plus all accrued and unpaid interest through December 15, 2008. If the Company fails to pay the amounts owed under the Note to the Lender by December 15 2008, interest shall accrue, at a rate equal to 12% per annum, on such amounts. The Note Amendment further provides that a failure by the Company to pay the Remainder Amount on or before December 15, 2008 will not constitute a Default (as defined in the Note). The Note Amendment also directs the Company to pay one-half of all amounts payable to the Lender under the Note to Christian Kleszewski. The Company and Christian Kleszewski have separately agreed that the $1.0 million portion of th Note payable to Christian Kleszewski shall be due in January 2009.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10.1	First Loan Modification Agreement, dated August 11, 2008, between Paradigm Holdings, Inc. and Silicon Valley Bank	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the Commission on August 13, 2008.
10.2	Amendment No. 1 to Secured Promissory Note effective as of October 31, 2008 between Paradigm Holdings, Inc. and Theresa Kleszewski	Provided herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of CFO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC. (Registrant)

By: /s/ Peter B. LaMontagne	By: /s/ Richard Sawchak
Peter B. LaMontagne	Richard Sawchak
Chief Executive Officer	Chief Financial Officer

Date: November 14, 2008