Form 10-K
period 2008-12-31
Paradigm Holdings, Inc
filed 2009-03-31
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-09154

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

COMMON STOCK, $0.01 PAR VALUE
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No☒

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates based on the closing price as of June 30, 2008 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $8.0 million.

Number of shares of common stock outstanding as of June 30, 2008 was 20,548,153 shares.

Number of shares of common stock outstanding as of March 26, 2009 was: 43,868,027 shares.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Such forward-looking statements include, but are not limited to:

•	Funded backlog;
•	Estimated remaining contract value;
•	Our expectations regarding the U.S. Federal Government’s procurement budgets and reliance on outsourcing of services; and
•	Our financial condition and liquidity, as well as future cash flows and earnings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.  These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, the reader should specifically consider various factors, including the following:

•	Changes in U.S. Federal Government procurement laws, regulations, policies and budgets;
•	The number and type of contracts and task orders awarded to us;
•	The integration of acquisitions without disruption to our other business activities;
•	Changes in general economic and business conditions and continued uncertainty in the financial markets;
•	Technological changes;
•	The ability to attract and retain qualified personnel;
•	Competition;
•	Our ability to retain our contracts during any rebidding process; and
•	The other factors outlined under “Risk Factors.”

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

i

TABLE OF CONTENTS

CERTIFICATIONS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

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

With an established core foundation of experienced executives, Paradigm has grown from six employees in 1996 to the current level of 189 personnel. Our annual revenue was $39.1 million in 2008.

As of December 31, 2008, Paradigm was comprised of three subsidiary companies: 1) Paradigm Solutions Corporation, which was incorporated in 1996 to deliver IT services to federal agencies, 2) Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT security and cyber forensics solutions into the national security marketplace, and 3) Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of national security programs within the intelligence community. Paradigm is dedicated to providing premier IT solutions to Paradigm’s federal clients, focusing on expanding support for national security programs with current and new customer agencies. Paradigm’s targeted agencies include the U.S. Department of the Treasury, U.S. Department of Homeland Security (“DHS”), U.S. Department of State, U.S. Department of Justice, and the U.S. Department of Defense (“DoD”) (including Secretary of Defense, Army, Navy/Marine Corps, Air Force, and Joint Forces Command), as well as agencies and departments comprising the U.S. intelligence community, including the Office of the Director of National Intelligence (“ODNI”). In addition, Paradigm serves other agency clients such as the Department of Commerce in cases where they offer valuable contract opportunities that require our specialized expertise or significantly augment Paradigm’s revenue.

Paradigm Solutions International ("PSI")—PSI was established in 2004 to apply Paradigm’s technical expertise, developed in supporting federal government customers, to the commercial market in a growth-oriented, profitable manner. In October of 2005, PSI acquired Blair Technology Group (“Blair”), a provider of business continuity and IT security solutions primarily to commercial clients. The Company defines the commercial business as all of the outstanding capital stock of PSI, which included all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool (“OpsPlanner”). The Company classified the commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company’s continuing operations in the consolidated financial statements for all current and prior periods presented. Refer to our 2006 Annual Report on Form 10-K for Paradigm Holdings, Inc. for a further discussion of the Blair acquisition. Refer to Note 3 of the Notes to Consolidated Financial Statements for a further discussion of the discontinued operations.

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

On January 29, 2007, the Company entered into the Trinity Stock Purchase Agreement by and among the Company, Trinity and certain shareholders of Trinity. On April 9, 2007, the Company completed the acquisition of Trinity.

On June 6, 2007, the Company entered into the Purchase Agreement by and among the Company, CTS and its members. On July 2, 2007, the Company completed the acquisition of CTS.

OUR GROWTH STRATEGY

Our strategy to grow our business in the federal IT market and expand our business supporting national security customers and programs has several principal components:

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

We believe that leveraging the benefits of our incumbency is an efficient and effective means of growing our Company based on where we are currently performing most successfully. In particular, we emphasize strategies to learn of viable opportunities long before the expected request for proposal date—at least a year ahead whenever possible.

•
STRATEGIC MARKET PENETRATION—To augment our efforts in building a profitable business within new client agencies and arenas, management has implemented a focused process of “strategic market penetration”. This process involves the following:

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
•
In instances where it is not feasible or cost effective to penetrate a strategic market or customer through the aforementioned methods, we will selectively consider acquiring companies who have an established positive track record of growth, profitability and strong technical performance. Such acquisition candidates will be evaluated based on:

•	Track record of revenue growth and profitability in targeted customer agencies where we have limited insight or ability to penetrate via traditional marketing methods.
•	Percentage of prime contracts (vs. subcontracts) as well as access to larger agency or government wide acquisition contract vehicles.
•	Key technical offerings or employee skill sets that support or expand our strategic core competencies.

The process is carried out in a systematic, highly organized manner based on the agencies and opportunities that appear to offer the greatest strategic fit with our capabilities and strategic objectives.

•
STRATEGIC ALLIANCES—We pursue strategic alliances with large systems integrators, niche small businesses and innovative software and hardware vendors. We are continually seeking relationships and innovative technologies that allow us to apply our Enterprise Optimization, Enterprise Solutions, Mission Assurance and Mission Support expertise to larger programs to enhance growth prospects in the federal civilian, homeland security, law enforcement or national security markets.

Depending on the alliance, we may partner with a company to provide integration services to support our sales, or we will establish a relationship as a value-added reseller (“VAR”) so we can sell the product in conjunction with our consulting services as a complete solution. VAR relationships are advantageous as they provide us with the opportunity to generate additional income through product sales, as well as create additional customer loyalty since customers deal primarily with Paradigm as the solution provider. We also pursue strategic relationships with prime system integrator companies who have a significant presence in target markets. By aligning with these firms as a subcontractor, we accelerate our penetration of the space with a plan to move toward a niche prime contractor role over time.

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

However, counterbalancing increased reliance on outsourcing is increased oversight of contractors and large IT projects. The OMB Management Watch List (“MWL”) was established under the authority of the 1996 Clinger-Cohen Act and helps OMB oversee the planning of IT investments at the start of the federal budget cycle each fall when OMB receives fiscal year agency budget submissions. The information under review within the business cases includes acquisition strategies, security and privacy plans, and its organizational design. If the agency’s investment plan contains one or more planning weaknesses, it is placed on OMB’s MWL. Early 2007 marked the beginning of a new phase of accountability and transparency. Since then, significant developments related to federal IT management include:

•	As of February 2007, with the release of the then President’s budget, agencies have been instructed to post their IT investment business cases (Exhibit 300) on the Internet.
•	OMB agreed to release the MWL to Congress and the public on a quarterly basis.

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

We believe that these Information Sharing initiatives, in particular, will continue to drive consolidation and modernization efforts through a focus on Service Oriented Architecture and Web Services. Information sharing is a recommendation of the 9/11 Commission. For example, in an effort to share information more freely, the intelligence community has established the ODNI since the passage of the Intelligence Reform and Terrorism Prevention Act of 2004.

GLOBAL WAR ON TERRORISM DRIVES BROAD SET OF MISSION SUPPORT REQUIREMENTS – We believe that the United States faces a profound challenge in meeting the threats associated with fighting terrorism around the globe.  Beyond the potential attacks on property and lives, protecting against potential losses resulting from network outages, information theft, internal sabotage, viruses, intellectual property infringement, and external hacking by terrorists and state sponsored cyber attacks has become a priority of increasing importance to the federal government. Criminals and terrorists generally seek to exploit vulnerabilities and weaknesses in U.S. cyber security. Proposing methods for identifying and preventing major attacks and developing plans and systems for alerting, containing, and denying an attack and reconstituting essential capabilities in the aftermath of an attack are all emerging as key components of the U.S. homeland defense and national security strategies. This focus is evidenced by increasing budgets and reliance on contractors for information assurance and information operations support and solutions.

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

EXISTING CUSTOMER SERVICE EXAMPLES

COMPUTER FORENSIC

Challenge:  Develop and implement a full service computer forensic technical support and analysis capability.

Results: Going beyond indexing file types, our personnel provide full forensic and network services. These functions are broken down into several key components: pre-incident response training and preparation, evidence handling, forensic imaging, forensic analysis, reporting and documentation, and data management. Our personnel develop and implement the standard operating guidelines required to support these services. This support deals with a wide variety of cases, from standard criminal and administrative cases to national security investigations. Our personnel are highly trained and certified as computer analysts with many years of experience handling digital media.

Challenge:  Develop and implement a computer forensic quality assurance program to support full service computer forensic laboratory.

Result: Our personnel have developed a multi-tiered approach to quality assurance within the computer forensics industry. Our procedures cover all aspects of the computer forensics operations and are subjected to peer review. During the peer review, checklists are used to ensure that quality and accurate work was performed. The culmination of the forensic analysis is the report. This report is also subject to a peer review whereby an analyst of equal or higher capability reviews the analytical processes applied by the primary forensic analyst. Once passed, the report is then subject to an independent administrative review to ensure that it is free from spelling and grammatical errors. The final phase of review for each report is a management review. This review ensures the report adequately meets the needs of the client. External to these quality assurance steps, our personnel are currently creating an extended quality assurance process. This quality assurance process will evaluate cases after they have been closed to determine adequacy and compliance with existing policies/procedures. This post-mortem approach will identify trends and allow our management to recommend policy/procedural changes for forensic management consideration.

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

EXISTING CONTRACT PROFILES

As of December 31, 2008, we had a portfolio of 32 active contracts with the federal government. Contract mix for the year ended December 31, 2008 was 60% fixed price contracts and 40% time and materials contracts.

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

Historical contract mix from the continuing operations is summarized in the table below.

Contract Type	2008	2007
Fixed Price (FP)	60%	68%
Time and Materials (T&M)	40%	27%
Cost-Plus (CP)	0%	5%

Listed below are the top programs by 2008 revenue, including single award and multiple award contracts.

TOP PROGRAMS/CONTRACTS BY 2008 REVENUE
($ in millions)

Contract Programs	Customer	Period of Performance	2008 Revenue	Estimated Remaining Contract Value as of 12/31/08	Type
ACCESS-LTMCC	Department of Treasury - IRS	October 2007 - September 2012	$7.2	$7.3	FP
OCC-GSO	Department of Treasury – Office of the Comptroller of the Currency	January 2005 – September 2012	$5.8	$16.3	FP

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

Total backlog as of December 31, 2008 was approximately $68.6 million, of which approximately $16.4 million was funded. Total backlog as of December 31, 2007 was approximately $87.8 million, of which approximately $16.1 million was funded. However, there can be no assurance that we will receive the amounts we have included in backlog or that we will ultimately recognize the full amount of our funded backlog as of December 31, 2008. We estimate our funded backlog will be recognized as revenue during fiscal 2009 or thereafter.

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

We have developed—and will continually refine—a multi-element approach to attempt to compete effectively even in the presence of one or all of the above factors. We offer an array of services and solutions that support our client's ability to focus on their core functional responsibilities and leverage, protect, and maximize their IT investments. More importantly, we are committed to utilizing industry best practices to implement emerging technologies while providing innovative solutions to support and advance our customer's mission.

Our competitive strengths include the following:

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

As of December 31, 2008, we had 189 personnel (full time, part time, and consultants). Of total personnel, 160 were IT service delivery professionals and consultants and 29 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions. None of our personnel is represented by a collective bargaining unit. As of December 31, 2007, we had 229 personnel (full time, part time, and consultants). Of total personnel, 193 were IT service delivery professionals and consultants and 36 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions.

WEBSITE ACCESS TO REPORTS

Our filings with the U.S. Securities and Exchange Commission (the “SEC”) and other information, including our Ethics Policy, can be found on our website (www.paradigmsolutions.com). Information on our website does not constitute part of this report. We make available free of charge, on or through our Internet website, as soon as reasonably practicable after they are electronically filed with or provided to the SEC, among other things, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports.

ITEM 1A. RISK FACTORS

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

We have relied on significant external financing to fund our operations. As of December 31, 2008 and December 31, 2007, we had $52,257 and $7,771, respectively, in cash, $0 and $1,687,491, respectively, of bank overdraft, and our total current assets were $8,668,833 and $10,558,497, respectively. As of December 31, 2008, current liabilities exceeded current assets by $4,482,752 million. We may need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. If we do not maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing may result in the need to curtail business operations.

On February 27, 2009, the Company completed the sale, in a private placement transaction, of 6,206 shares of Series A-1 Senior Preferred Stock (“Series A-1 Preferred Stock”), Class A Warrants to purchase up to an aggregate of approximately 79.6 million shares of common stock with an exercise price equal to $0.0780 per share (the “Class A Warrants”) and Class B Warrants to purchase up to an aggregate of approximately 69.1 million shares of common stock at an exercise price of $0.0858 per share (the “Class B Warrants”) to a group of investors, led by Hale Capital Partners, LP. Paradigm received gross proceeds of approximately $6.2 million from the private placement. Among the use of proceeds, $2.1 million was used to pay off the promissory note issued in connection with our acquisition of Trinity, we paid fees and transaction costs of approximately $0.7 million and we intend to use the remaining $3.4 million to pay down debt and for general working capital purposes. Despite the proceeds from the private placement, we may need to raise additional capital in the future. Our inability to obtain adequate financing may result in the need to curtail business operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ALL OF OUR ASSETS ARE PLEDGED TO SECURE CERTAIN DEBT OBLIGATIONS, WHICH WE COULD FAIL TO REPAY

Our Loan and Security Agreement, dated March 13, 2007, with Silicon Valley Bank (“SVB”), secures our repayment obligations with a first priority perfected security interest in any and all assets of Paradigm as described in the Loan and Security Agreement and in related intellectual property security agreements. Under the Loan and Security Agreement, our line of credit is due on demand and interest is payable monthly based on a floating per annum rate based on the Prime Rate plus a premium as is more fully set forth in Loan and Security Agreement. In the event we are unable to timely repay any amounts owed under the Loan and Security Agreement, we could lose all of our assets and be forced to curtail our business operations. In addition, because our debt obligations with SVB are secured with a first priority lien, it may make it more difficult for us to obtain additional debt financing from another lender, or obtain new debt financing on terms favorable to us, because such new lender may have to be willing to be subordinate to SVB. The expiration date of  the Loan and Security Agreement has been extended to May 12, 2009.

ALL OF OUR REVENUE WOULD BE SUBSTANTIALLY THREATENED IF OUR RELATIONSHIPS WITH AGENCIES OF THE FEDERAL GOVERNMENT WERE HARMED

Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenue could decline substantially and we could be forced to curtail our business operations. During the year ended December 31, 2008, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue from continuing operations. During that same period, our three largest clients, all agencies within the federal government, generated approximately 66% of our revenue. We believe that federal government contracts are likely to continue to account for a significant portion of our revenue for the foreseeable future.

WE MAY LOSE MONEY OR GENERATE LESS THAN ANTICIPATED PROFITS IF WE DO NOT ACCURATELY ESTIMATE THE COST OF AN ENGAGEMENT WHICH IS CONDUCTED ON A FIXED-PRICE BASIS

We perform a significant portion of our engagements on a fixed-price basis. We derived 60% of our total revenue in the fiscal year ended December 31, 2008 and 68% of our total revenue in the fiscal year ended December 31, 2007 from fixed-price contracts. Fixed price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices.

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

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based upon factors such as historical trends, competition and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of backlog from which we expect to recognize revenue in fiscal 2009 or any future period is likely to be inaccurate because the receipt and timing of any of these revenue is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual receipt of revenue on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. Additionally, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. We also derive revenue from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity which is generally very small. If we fail to realize revenue included in our backlog, our revenue and operating results for the then current fiscal year as well as future reporting periods may be materially harmed.

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

OUR LOAN AND SECURITY AGREEMENT WITH SVB, OUR PREFERRED STOCK PURCHASE AGREEMENT WITH THE HOLDERS OF OUR SERIES A-1 SENIOR PREFERRED STOCK AND THE CERTIFICATE OF DESIGNATIONS OF THE SERIES A-1 SENIOR PREFERRED STOCK CONTAIN COVENANTS THAT MAY LIMIT OUR LIQUIDITY AND CORPORATE ACTIVITIES

Our Loan and Security Agreement with SVB, our Preferred Stock Purchase Agreement with the holders of our Series A-1 Senior Preferred Stock and the Certificate of Designations of the Series A-1 Senior Preferred Stock impose operating and financial restrictions on us. These restrictions may limit our ability to, among other things:

•	incur additional indebtedness or modify the terms of existing indebtedness;
•	sell assets;
•	create liens on our assets;
•	sell capital stock;
•	make investments;
•	engage in mergers or acquisitions;
•	pay dividends or redeem or repurchase capital stock
•	change the size of our Board of Directors; and
•	undertake certain fundamental transactions.

In addition, we are subject to a number of financial covenants that require us to, among other things, maintain minimum amounts of cash, minimum gross revenues, minimum EBITDA and minimum amounts of working capital. Therefore, we may need to seek permission from our lenders and/or the holders of our Series A-1 Senior Preferred Stock in order to undertake certain corporate actions. The interests of the holders of our Series A-1 Senior Preferred Stock and/or our lenders may be different from those of our common stockholders.

CURRENT ECONOMIC CONDITIONS, INCLUDING THOSE RELATED TO THE CREDIT MARKETS, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for Western and emerging economies. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If the financial institution that supports our existing credit facility fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit facility. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on our business, results of operations or financial condition.

If, as a result of the risks outlined above, our operating results falter and our cash flow or capital resources prove inadequate, we could face liquidity problems that could have a material adverse effect on our business, financial condition or results of operations.

THE HOLDERS OF OUR SERIES A-1 SENIOR PREFERRED STOCK HAVE SIGNIFICANT INFLUENCE ON OUR MAJOR CORPORATE DECISIONS AND COULD TAKE ACTIONS THAT COULD BE ADVERSE TO YOU

Holders of our Series A-1 Senior Preferred Stock have the right to appoint a majority of our Board of Directors. In addition, each share of Series A-1 Preferred Stock entitles the holder to such number of votes as shall equal the number of shares of common stock issuable upon exercise of the Class A Warrants held by such holder as of the applicable record date. Following the increase in the number of authorized shares of common stock, as anticipated by the Company’s agreement with the holders of Series A-1 Preferred Stock, we anticipate that the holders of our Series A-1 Preferred Stock will hold a majority of the outstanding voting equity of the Company. In addition, holders of our Series A-1 Preferred Stock have the right to approve certain corporate actions.

As a result, holders of our Series A-1 Preferred Stock have significant influence over us, our management, our policies and on all matters requiring shareholder approval. The ability of the holders of our Series A-1 Preferred Stock to influence certain of our major corporate decisions may harm the market price for our common stock by delaying, deferring or preventing transactions that are in the best interests of all shareholders or discouraging third-party investors.

THE ISSUANCE OF COMMON STOCK TO THE HOLDERS OF THE CLASS A WARRANTS AND CLASS B WARRANTS OR THE SALE OF OUR COMMON STOCK BY SUCH HOLDERS COULD LOWER THE MARKET PRICE OF OUR COMMON STOCK

The holders of our Class A Warrants and Class B Warrants have the right to acquire, immediately following the increase in the number of authorized shares of our common stock, as anticipated by the Company’s agreement with the holders of Series A-1 Preferred Stock, approximately 75.9% of the fully-diluted common stock of the Company. The issuance of these shares upon exercise of the Class A Warrants and Class B Warrants will decrease the ownership percentage of current outstanding shareholders and may result in a decrease in the market price of our common stock.

Additionally, the offer, sale, disposition or consummation of other such transactions involving substantial amounts of our common stock held by the holders of our Class A Warrants, Class B Warrants or other significant shareholders could result in a decrease of the market price of our common stock, particularly if such offers, sales, dispositions or transactions occur simultaneously or relatively close in time.

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

In addition, our ability to make future acquisitions may require us to obtain additional financing. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions and the issuance of common stock to acquire other businesses could be dilutive to our stockholders. To the extent that we use borrowings to acquire other businesses, our debt service obligations could increase substantially and relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge additional assets to secure our borrowings.

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

FAILING TO MAINTAIN STRONG RELATIONSHIPS WITH PRIME CONTRACTORS COULD RESULT IN A DECLINE IN OUR REVENUE

We derived approximately 53% of our revenue during the year ended December 31, 2008 through our subcontractor relationships with prime contractors, which, in turn, hold the prime contract with end-clients. We project over the next few years the percentage of subcontractor revenue will increase significantly. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose this source of revenue, which, if not replaced, could adversely affect our operating results.

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

IF WE EXPERIENCE DIFFICULTIES COLLECTING RECEIVABLES IT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED

As of December 31, 2008, 48% of our total assets were in the form of accounts receivable, thus, we depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. As of December 31, 2008, we had unbilled receivable of $3,094,254 included in the total accounts receivable for which we are awaiting authorization to invoice. If the federal government, any of our other clients or any prime contractor for whom we are a subcontractor does not authorize us to invoice or fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

WE MUST RECRUIT AND RETAIN QUALIFIED PROFESSIONALS TO SUCCEED IN OUR LABOR INTENSIVE BUSINESS

Our future success depends in large part on our ability to recruit and retain qualified professionals skilled in complex information technology services and solutions. Such personnel as Java developers and other hard-to-find information technology professionals are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense. Any inability to recruit and retain a sufficient number of these professionals could hinder the growth of our business. The future success of Paradigm will depend on our ability to attract, train, retain and motivate direct sales, customer support and highly skilled management and technical employees. We may not be able to successfully employ the appropriate level of direct sales personnel, which would limit our ability to expand our customer base. Further, we may not be able to hire highly trained consultants and support engineers which would make it difficult to meet our clients’ demands. If we cannot successfully identify and integrate new employees into our business, we will not be able to manage our growth effectively. Because a significant component of our growth strategy relates to increasing our revenue from sales of our services and software, our growth strategy will be adversely affected if we are unable to develop and maintain an effective sales force to market our services to our federal customers. Our effort to build and maintain an effective sales force may not be successful and, therefore, we could be forced to cut back on our growth strategy.

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

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

Our common stock is traded on the Over-the-Counter Bulletin Board. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the information technology services industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock for the year ended December 31, 2008 was 1,501 shares per day. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at the following locations:

Location	Square Feet	Monthly Rent	Expiration Date
9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850 (a)	15,204	$31,924	May 31, 2012
2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852 (a)	14,318	$37,799	May 31, 2011
2424 West Vista Way, suite 204, Oceanside, CA 92054 (b, c)	2,127	$3,948	November 30, 2010
1420 Spring Hill Road, suite 420, McLean, VA 22102 (b)	6,139	$11,629	April 30, 2009
17001 Science Drive, suite 110-111, Bowie, MD 20715 (b)	2,490	$3,585	November 30, 2008

(a)
We moved our Headquarters from 2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852 to 9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850 in June 2006. We subleased the Tower Oaks facility in June 2006. The monthly rent is $36,980.

(b)	These facilities were assumed in connection with the Trinity and CTS acquisitions and are used for general business purposes.
(c)	As part of our acquisition and integration plan, we subleased the Oceanside facility in March 2008.

Management believes our two principal offices located at Rockville, Maryland and McLean, Virginia are adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company, from time to time, is a party to litigation and legal proceedings that it believes to be a part of the ordinary course of business. While it cannot predict the ultimate outcome of these matters, the Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on its financial position.

During the year ended December 31, 2008, a former employee of the Company filed a claim with Maryland Department of Labor claiming that the Company owes him $0.1 million as a severance payment pursuant to an employment agreement with the Company. The Company filed an opposition; however, the Maryland Department of Labor and the Office of the Attorney General ruled on November 7, 2008 and February 26, 2009, respectively, that the claim is valid and should be paid. The Company has agreed to pay such employee an aggregate of approximately $92,000 in three equal installments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Over-the-Counter Bulletin Board under the symbol “PDHO” since September 14, 2004, following our name change and a 1 for 85 reverse stock split.

The following table sets forth the high and low market prices for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since January 2006 for the periods indicated. Such information reflects inter dealer prices without retail mark-up, mark down or commissions and may not represent actual transactions.

The following table sets forth, for the periods indicated, the market price range of our common stock from the finance.yahoo.com.

YEAR 2008	High Price	Low Price
Quarter Ended March 31, 2008	$1.00	$0.53
Quarter Ended June 30, 2008	$0.63	$0.25
Quarter Ended September 30, 2008	$0.39	$0.10
Quarter Ended December 31, 2008	$0.20	$0.05

YEAR 2007	High Price	Low Price
Quarter Ended March 31, 2007	$0.92	$0.75
Quarter Ended June 30, 2007	$0.94	$0.60
Quarter Ended September 30, 2007	$1.00	$0.80
Quarter Ended December 31, 2007	$1.01	$0.70

On March 26, 2009, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.07 per share. As of March 26, 2009, we had approximately 2,700 holders of common stock and 43,868,027 shares of our common stock were issued and outstanding. Many of our shares are held in brokers’ accounts, so we are unable to give an accurate statement of the number of shareholders.

DIVIDENDS

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. In addition, our credit facility with Silicon Valley Bank (“SVB”) and the documents governing our Series A-1 Preferred Stock restrict our ability to pay dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We cannot assure investors that we will ever pay cash dividends on our common stock. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider. During the years ended December 31, 2008 and 2007, $180,000 and $75,000, respectively, were paid to the holders of the Company’s Series A Preferred Stock as dividends. All of the aforementioned Series A Preferred Stock was exchanged for shares of common stock or repurchased for cash in connection with the completion of the private placement of our Series A-1 Preferred Stock on February 27, 2009. The Series A-1 Preferred Stock bears an annual dividend of 12.5%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Equity Compensation Plan Information

The following table gives information about equity awards as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,432,000	$0.46	326,799

Equity compensation plans not approved by security holders (2)	1,154,333	$0.36	—

Total	4,586,333	$0.43	326,799

(1)
Represents (i) a total of 2,925,000 shares of restricted common stock issued to key employees and directors and (ii) options granted to employees to acquire 507,000 shares of the Company’s common stock.

(2)
Represents (i) 1,071,000 shares issuable upon exercise of options granted to employees and directors before adoption and approval of the 2006 Stock Incentive Plan on August 3, 2006 and (ii) a warrant issued to acquire 83,333 shares of the Company’s common stock to the placement agent in connection with the sale of the Company’s Series A Preferred Stock on July 25, 2007. The options include (i) an option, granted to Peter LaMontagne, the Company’s President and Chief Executive Officer on May 15, 2006, to purchase 500,000 shares of common stock, that expires on May 15, 2016, is subject to three year vesting and has an exercise price of $0.30 per share (following the repricing of such option as discussed elsewhere in this Annual Report on Form 10-K) and (ii) options granted on December 15, 2005 to 13 employees and directors to purchase an aggregate of 571,000 shares of common stock, which expire on December 15, 2015, are fully vested and have an exercise price of $0.30 per share (following the repricing of such option as discussed elsewhere in this Annual Report on Form 10-K). The warrant has an exercise price of $1.20 per share and expires on July 25, 2012.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reader should read the following discussion in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in Part I, Item 1A “RISK FACTORS”.

GENERAL

Paradigm provides information technology (“IT”) and business continuity solutions primarily to government customers. Headquartered in Rockville, Maryland, Paradigm was founded based upon strong commitment to high standards of performance, integrity, customer satisfaction, and employee development.

With an established core foundation of experienced executives, we have grown from six employees in 1996 to the current level of 189 personnel (full time, part time, and consultants). Our annual revenue was approximately $39.1 million in 2008.

As of December 31, 2008, Paradigm was comprised of three subsidiary companies: 1) Paradigm Solutions Corporation, which was incorporated in 1996 to deliver IT services to federal agencies, 2) Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace, and 3) Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of national security programs within the intelligence community.

We derive substantially all of our revenue from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the year ended December 31, 2008, our business was comprised of approximately 60% fixed price and 40% time and material contracts.

At the end of December 31, 2008, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, both agencies within the federal government, generated approximately 66% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

Our most significant expense is direct costs, which consist primarily of direct labor, subcontractors, materials, equipment, travel and an allocation of indirect costs including fringe benefits. The number of subcontract and consulting employees assigned to a project will vary according to the size, complexity, duration and demands of the project.

Selling, general and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, marketing and business development resources, employee training, occupancy costs, depreciation and amortization, travel, and all other corporate costs.

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

REVENUE RECOGNITION

Substantially all of the Company's revenue is derived from services and solutions provided to the federal government by the Company’s employees and subcontractors.

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

•
Under FFP contracts, revenue is generally recognized subject to the provision of the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” For those contracts that are within the scope of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type contracts”, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting and revenue is recognized separately in accordance with the Company's revenue recognition policy for each element. Further, if an arrangement requires the delivery or performance of multiple deliveries or elements under a bundled sale, the Company determines whether the individual elements represent "separate units of accounting" under the requirements of Emerging Issues Task Force (“EITF”) No.00-21, “Revenue Arrangements with Multiple Deliverables”, and allocates revenue to each element based on relative fair value.

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

ASSUMPTIONS RELATED TO PURCHASE ACCOUNTING AND GOODWILL AND INTANGIBLE ASSETS

We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair value of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as contract-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions or estimates of the acquired assets and liabilities would result in changes to the fair value, resulting in an offsetting change to the goodwill balance associated with the business acquired.

We conduct a review for impairment of goodwill and intangible assets recorded in the continuing operations at least annually, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination.

For the annual goodwill impairment assessment, the Company used both the income approach (i.e., discounted cash flow method) and the market approach (i.e., the guideline public company method and the merger and acquisition method) to value its reporting unit. The discounted cash flow method consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting unit. The projected future cash flows are discounted using the weighted average cost of capital, which is calculated by weighting the required returns on interest-bearing debt and equity in proportion to their estimated percentages. The guideline public company method applies a market multiple, based on seven similar public companies, to the projected EBITDA (earnings before interest, income taxes, depreciation and amortization) of the Company for the fiscal years ending December 31, 2009 and 2010. The guideline merged and acquired company method applies a market multiple, based on nineteen (19) recently observed transactions within the Company’s peer group, to the Company’s projected 2009 and 2010 EBITDA results. The Company weighted the three valuation methods equally to determine the fair value of its reporting unit, which is approximately $1.7 million above the carrying value. The Company does not believe that by weighting the three methods differently, the conclusion would have yielded a different result as the values from all three methods were similar.

As an overall test of the reasonableness of the estimated fair value of the reporting unit, the Company reconciled the fair value estimates to its market capitalization as of December 31, 2008. The reconciliation confirmed that the fair value was reasonably representative of market views when applying a reasonable control premium of 10% to the average market capitalization during December 2008.

Even though the analysis as of December 31, 2008 indicated that no impairment exists, future impairment reviews may result in the recognition of such impairment if the Company experiences a further significant decline in the stock price (i.e., stock price below $0.03 as of March 26, 2009), a significant decline in expected future cash flows, or a significant adverse change in growth rates.

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

SHARE-BASED COMPENSATION

The Company has used stock options and restricted common stock to attract, retain, and reward employees for long-term service. The following assumptions were used for option grants during the years ended December 31, 2008 and 2007:

Dividend Yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate - Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on historical volatility of the Company's common stock for the periods that it has been publicly traded.

Expected Term of the Options - This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on an estimated average life of the options granted. Due to the lack of historical information, the Company estimated the expected life of six years for options granted during 2007, using the safe harbor criteria of SEC SAB No. 107, “Share-Based Payments.” Effective January 1, 2008, the Company estimated the expected life based on the reported data for a peer group of publicly traded companies for which historical information was available.

Forfeiture Rate - The Company estimates the percentage of options granted that are expected to be forfeited or canceled on an annual basis before stock options become fully vested. The Company uses the forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve month period based on projected levels of operations and headcount levels at various classification levels with the Company.

As of December 31, 2008, there was $1.2 million of total unrecognized compensation costs related to nonvested stock option arrangements granted during fiscal years 2006, 2007 and 2008 and nonvested restricted common stock issued during fiscal years 2007 and 2008. The cost is to be recognized over a weighted average period of 1.1 years for the stock options and 3.3 years for the restricted common stock.

Upon adoption of SFAS No. 123 (revised), the Company continues to use the Black-Scholes option pricing models for share-based awards, as was utilized previously and required under SFAS No. 123.

Refer to Notes 1 and 15 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s share-based awards.

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

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that have a current or future potential impact on our consolidated financial statements are as follows:

Recent Accounting Pronouncements – Adopted

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” The statement modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The statement establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS No. 160 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations.” The statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquiree and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS No. 141 (revised 2007) did not have a material impact on the Company’s statements of operations, financial position or cash flows. The Company will apply SFAS No. 141 (revised 2007) on its future acquisitions, if any.

In November 2008, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements, as no items were elected for measurement at fair value upon initial adoption. The Company will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the statement.

On January 1, 2008, the Company adopted certain provisions of SFAS No. 157, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157 adopted on January 1, 2008 relate only to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FASB Staff Positions (“FSP”) No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.” FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of this FSP. The Company has not yet evaluated the impact, if any, of SFAS 157 on its non-financial assets and liabilities upon initial adoption.

On January 1, 2009, the Company adopted FSP No. 142-3 (“FSP No. 142-3”), “Determination of the useful life of intangible assets.” FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. The adoption of FSP No. 142-3 may impact the Company in the future if the Company acquires intellectual property or other assets.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active.” FSP No. 157-3 is consistent with the joint press release the FASB issued with the SEC on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP No. 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP No. 157-3 became effective October 10, 2008 and should be applied prospectively. The adoption of FSP No. 157-3 did not have a significant impact on the Company’s current fair value measurements.

On January 1, 2009, the Company adopted FSP APB 14-1 (“FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments’ liability and equity components results in the recording of more interest cost over the life of the convertible debt instrument, because of an initial debt discount. The adoption of FSP APB 14-1 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2009, the Company adopted FSP EITF 03-6-1(“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method, as described in FASB Statement 128, “Earnings per Share.” The Company does not issue share-based payment awards that contain nonforfeitable rights to dividends and, as a result, the adoption of FSP EITF 03-6-1 did not have a significant effect on its consolidated financial statements.

On January 1, 2009, the Company adopted FSP EITF 99-20-1(“FSP EITF 99-20-1”), “Amendment to the Impairment Guidance of EITF Issue 99-20.” FSP EITF 99-20-1 amends the impairment guidance in EITF Issue 99-20 to achieves more consistent determination of whether an other-than temporary-impairment has occurred. The Company does not have any beneficial interest in securitized financial assets and, as a result, the adoption of FSP EITF 99-20-1 did not have a significant effect on its consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations Years Ended December 31, 2008 and 2007

	Years Ended December 31,
(in thousands, except the percentages)	2008	2007	2008	2007

Statements of operations data:
Contract revenue	$39,141	$46,678	100.0%	100.0%
Cost of revenue	31,095	39,525	79.4	84.7
Gross margin	8,046	7,153	20.6	15.3
Selling, General & Administrative	8,126	6,941	20.8	14.9
(Loss) Income from operations	(80)	212	(0.2)	0.4
Total other expense	(1,039)	(1,182)	(2.7)	(2.5)
Benefit for income taxes	(342)	(245)	(0.9)	(0.5)
Loss from continuing operations	(777)	(725)	(2.0)	(1.6)
Net loss	$(777)	$(834)	(2.0%)	(1.8%)

The table below sets forth the service mix in revenue with related percentages of total revenue.

	Years Ended December 31,
(in thousands, except the percentages)	2008	2007	2008	2007

Federal service contracts	$27,686	26,675	70.7%	57.2%
Federal repair & maintenance contracts	11,455	19,899	29.3%	42.6%
Commercial	—	104	—%	0.2%
Total revenue	$39,141	$46,678	100.0%	100.0%

YEAR ENDED DECEMBER 31, 2008 COMPARED WITH YEAR ENDED DECEMBER 31, 2007

Revenue. For the year ended December 31, 2008, revenue decreased 16.1% to $39.1 million from $46.7 million for the same period in 2007. The decrease in revenue is attributable to a decrease in our federal repair and maintenance business of $8.4 million. The decrease in repair and maintenance business was partially off-set by an increase of $0.9 million in our federal service business. The decrease in repair and maintenance business is attributable to lower revenue on one federal contract as the Company transitioned from the prime contractor role to the subcontractor role in the fourth quarter of 2007. The increase in service business for the year ended December 31, 2008 compared to the same period in 2007 is attributable to a $5.4 million increase in revenue from contracts associated with the Trinity and CTS acquisitions in 2007 along with $2.4 million higher revenue on PSC service contracts which more than off-set the $6.9 million revenue lost from the completion of three of our federal contracts. We expect our current lower revenue run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the year ended December 31, 2008, cost of revenue decreased by 21.3% to $31.1 million from $39.5 million for the same period in 2007. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. Cost of revenue for our service business decreased $1.9 million which was primarily attributable to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Cost of revenue for our repair and maintenance business decreased $6.5 million which was primarily attributable to the corresponding decrease in repair and maintenance revenue. As a percentage of revenue, cost of revenue was 79.4% for the year ended December 31, 2008 as compared to 84.7% for the year ended December 31, 2007. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the year ended December 31, 2008, gross margin increased 12.5% to $8.0 million from $7.2 million for the same period in 2007. Gross margin as a percentage of revenue increased to 20.6% for the year ended December 31, 2008 from 15.3% for the year ended December 31, 2007. Gross margin as a percentage of revenue increased due to increased service business margin. Gross margin as it relates to our service business increased 74.7% to $6.5 million from $3.7 million for the same period in 2007. The increase in services gross margin is due to higher gross margin on the time and material contracts associated with the Trinity and CTS acquisitions. Gross margin, as it relates to our repair and maintenance business, decreased 55.9% to $1.5 million from $3.4 million for the same period in 2007. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative. For the year ended December 31, 2008, selling, general & administrative (SG&A) expenses increased 17.1% to $8.1 million from $6.9 million for the same period in 2007. As a percentage of revenue, SG&A expenses increased to 20.8% for the year ended December 31, 2008 from 14.9% for the same period in 2007. The increase in SG&A expense is attributable to amortization of intangible assets recorded from the Trinity and CTS acquisitions, increased share-based compensation from stock options granted since the second quarter of 2007 and increased corporate expenses resulting from the acquisitions, additional legal and professional services incurred in fiscal year 2008 for outside federal marketing consultants retained to work on proposals on potential business opportunities and other corporate matters. Management will continue monitoring SG&A expenses in 2009 to balance the impact resulting from decreased revenues.

Other Expense. For the year ended December 31, 2008, other expense decreased to $1.0 million from $1.2 million for the same period in 2007. The decrease in other expense was primarily attributable to lower interest expenses. The interest rates charged by SVB, our line of credit facility provider, ranged from 6.50% to 8.5% for the year ended December 31, 2008. The interest rates charged by SVB ranged from 9.75% to 13.25% for the year ended December 31, 2007. As a percentage of revenue, other expense increased to 2.7% for the year ended December 31, 2008 from 2.5% for the same period in 2007. The increase in percentage is directly attributable to the decrease in revenue. We expect to have a lower interest expense on our line of credit facility in 2009 as a result of the trend in the interest rate market and the level of debt outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion.

Income Taxes. For the year ended December 31, 2008, income tax benefit increased to $342 thousand from $245 thousand for the same period in 2007. The increase in income tax benefit was primarily attributable to higher pre-tax loss for the year ended December 31, 2008. The Company’s tax provision for the tax years ended December 31, 2008 and 2007, represents an estimated annual effective tax rate, excluding discrete items, of 33.1% and 34.0%, respectively. Management believes the entire $342 thousand of income tax benefit will be realizable as we have sufficient taxable income from prior years to utilize the tax benefit for the year ended December 31, 2008.

Net Loss. For the year ended December 31, 2008, net loss decreased to $777 thousand from $834 thousand for the same period in 2007 which included an after-tax loss of $186 thousand from discontinued operations and an after-tax gain of $78 thousand on the sale of the discontinued operations.

For the year ended December 31, 2008, net loss from continuing operations increased to $0.8 million from $0.7 million for the same period in 2007. The increased net loss from continuing operations was due to increase in SG&A expenses discussed above, which was partially off-set by increases in gross margin and decreases in interest.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are financing our cost of operations, capital expenditures, servicing our debt and paying dividends and redemption payments on our preferred stock. Our sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under our revolving credit facility and the cash realized from the preferred stock issuance in February 2009. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our revolving credit facility. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our credit facility with SVB and the combination of in-process cost reductions along with the completion of a private placement discussed below will be adequate to meet future liquidity needs for the next twelve months.

For the year ended December 31, 2008, we generated $44 thousand in cash and cash equivalents compared to $0.4 million of cash and cash equivalents used for the same period in 2007.

Cash flow from operating activities provided by continuing operations was $1.4 million for the year ended December 31, 2008 compared to $2.7 million for the same period in 2007. Cash flow from operating activities from continuing operations decreased due to decrease in accounts receivable and accounts payable and accrued expenses. As of December 31, 2008, we had cash on hand of $52 thousand.

Net loss was $777 thousand for the year ended December 31, 2008 compared to $834 thousand for the same period in 2007. The net loss was primarily due to pre-tax loss.

Accounts receivable decreased by $2.1 million for the year ended December 31, 2008 compared to $8.1 million for the same period in 2007. The decrease in accounts receivable for 2008 is attributable to lower revenue and more focused billings and collection efforts.

Accounts payable decreased by $0.5 million for the year ended December 31, 2008 compared to $2.1 million for the same period in 2007. The decrease in accounts payable for 2008 is primarily reflective of decreased cost of revenue.

Net cash used in investing activities from continuing operations was $0.1 million for the year ended December 31, 2008 compared to $0.8 million for the same period in 2007. Cash used in investing activities from continuing operations in 2008 was primarily due to the cash payment on the earn-out compensation earned by the members of CTS as of December 31, 2007 and the purchases of property and equipment.

Net cash used in financing activities from continuing operations was $1.2 million for the year ended December 31, 2008 compared to $2.3 million for the same period in 2007. Net cash used in financing activities from continuing operations in 2008 consisted primarily of payments on the Company’s line of credit and dividends paid on preferred stock issued in the third quarter of 2007.

Private Placement

On February 27, 2009, the Company completed the sale, in a private placement transaction, of 6,206 shares of Series A-1 Senior Preferred Stock (the “Series A-1 Preferred Stock”), Class A Warrants to purchase up to an aggregate of approximately 79.6 million shares of common stock with an exercise price equal to $0.0780 per share (the “Class A Warrants”) and Class B Warrants to purchase up to an aggregate of approximately 69.1 million shares of common stock at an exercise price of $0.0858 per share (the “Class B Warrants” and together with the Class A Warrants and the Series A-1 Preferred Stock, the ”Securities”) to a group of investors, led by Hale Capital (the “Purchasers”). The Series A-1 Preferred Stock bears an annual dividend of 12.5%. Each share of Series A-1 Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). Paradigm received gross proceeds of approximately $6.2 million from the private placement. Among the use of proceeds, $2.1 million was used to pay off the promissory note issued in connection with the Company’s acquisition of Trinity, the Company paid fees and transaction costs of approximately $0.7 million and the remaining $3.4 million will be used to pay down debt and for general working capital purposes.

The annual dividend on the Series A-1 Preferred Stock accrues on a daily basis and compounds monthly, with 40% of such dividend payable in cash and 60% of such dividend payable by adding such amount to the Stated Value per share of the Series A-1 Preferred Stock. The Company is required to make cash dividend payments of approximately $26,000 a month.

Any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations of Series A-1 Senior Preferred Stock the (the “Certificate of Designations”)) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Class A Warrants and Class B Warrants (together, the “Warrants”) equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock held by that Purchaser for no additional consideration.

For so long as (i) an aggregate of not less than 15% of the shares of Series A-1 Preferred Stock purchased on February 27, 2009 are outstanding, (ii) Warrants to purchase an aggregate of not less than 20% of the shares issuable pursuant to the Warrants on February 27, 2009 are outstanding or (iii) the Purchasers, in the aggregate, own not less than 15% of the common stock issuable upon exercise of all Warrants on February 27, 2009 (we refer to (i), (ii) and (iii) as the “Ownership Threshold”), the Preferred Stock Purchase Agreement between the Company and the Purchasers (the “Preferred Stock Purchase Agreement”) limits the Company’s ability to offer or sell certain evidences of indebtedness or equity or equity equivalent securities (other than certain excluded securities and permitted issuances) without the prior consent of Hale Capital. Other than with respect to the issuance of certain excluded securities by the Company, the Preferred Stock Purchase Agreement further grants the Purchasers a right of first refusal to purchase certain evidences of indebtedness, equity and equity equivalent securities sold by the Company. The Company is further required to use a portion of the proceeds it receives from a subsequent placement of its securities to repurchase shares of Series A-1 Preferred Stock, Warrants and/or shares of common stock from the Purchasers.

The Preferred Stock Purchase Agreement and the Certificate of Designations also contain certain affirmative and negative covenants. The negative covenants require the prior approval of Hale Capital, for so long as the Ownership Threshold is met, in order for the Company to take certain actions, including, among others, (i) amending the Company’s Articles of Incorporation or other charter documents, (ii) liquidating, dissolving or winding-up the Company, (iii) merging with, consolidating with or acquiring or being acquired by, or selling all or substantially all of its assets to, any person, (iv) selling, licensing or transferring any capital stock or assets with a value, individually or in the aggregate, of $100,000 or more, (v) undergoing certain fundamental transactions, (vi) certain issuances of capital stock, (vii) certain redemptions or dividend payments, (viii) the creation, incurrence or assumption of certain types of indebtedness or liens, (ix) increasing or decreasing the size of the Company’s Board of Directors and (x) appointing, hiring, suspending or terminating the employment or materially modifying the compensation of any executive officer.

The Certificate of Designations further provides that upon the occurrence of certain defined events of default each holder of Series A-1 Preferred Stock may elect to require the Company to repurchase any outstanding shares of Series A-1 Preferred Stock held by such holder for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares payable, at the holder’s election, in cash or Common Stock.  In addition, upon the occurrence of such event of default, the number of directors constituting the Company’s Board of Directors will automatically increase by a number equal to the number of directors then constituting the Board of Directors plus one and the holders of the Series A-1 Preferred Stock are entitled to elect such additional directors.

The Warrants provide that in the event of certain fundamental transactions or the occurrence of an event of default that the holder of the Warrants may cause the Company to repurchase such Warrants for the purchase price specified therein (the “Repurchase Price”).

In addition, upon the occurrence of a liquidation event (including certain fundamental transactions), the holders of the Series A-1 Preferred Stock are entitled to receive prior and in preference to the payment of any amounts to the holders of any other equity securities of the Company (the “Junior Securities”) (i) 125% of the Stated Value of the outstanding shares of Series A-1 Preferred Stock, (ii) all accrued but unpaid cash dividends with respect to such shares of Series A-1 Preferred Stock and the (iii) Repurchase Price with respect to all Warrants held by such holders.

In connection with the private placement, the Company paid Noble International Investments, Inc. (“Noble”) $100,000 and issued Noble a warrant to purchase up to 1,602,565 shares of the Company’s common stock for an exercise price of $0.0780 per share.

Loan and Security Agreement

On March 13, 2007, the Company entered into a two year Loan and Security Agreement with SVB that provides for a revolving line of credit facility of up to $10 million and a line of credit agreement of up to $12 million under which agreements total funds are available up to a limit of $12.5 million based on the Company’s collateral. The Loan and Security Agreement became effective March 13, 2007. The Loan and Security Agreement is being used to borrow funds for working capital and general corporate purposes. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement to waive the covenant compliance for the periods ended June 30 and July 31, 2008 and provide for modified EBITDA covenant amounts for the remainder of 2008. The EBITDA covenant amounts for 2009 remain unchanged from the original agreement. The Company was in compliance with the EBITDA covenant requirements as of December 31, 2008. As of December 31, 2008, the Company had outstanding revolving line of credit with SVB of $5.9 million and $0 additional availability on its revolving line of credit with SVB.

Even though the Company was in compliance with the EBITDA covenant requirement as of December 31, 2008, it is reasonably possible that the Company may not be in compliance in future periods if the Company can not maintain the same growth rates.

On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan and Modification Agreement amended the Loan and Security Agreement dated March 13, 2007 to extend the maturity date to May 12, 2009 and modify the funds available under the revolving line of credit facility to not exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant are consistent with the previous agreement for the remainder of the extension period. SVB and the Company are working on renewing the Loan and Security Agreement for an additional one-year period. Based on the term sheet provided to the Company by SVB, the Company believes that the interest rates and access to funding under the agreement will be similar to the extension agreement. The EBITDA covenant and other significant terms contained within the agreement are currently being negotiated by the Company and SVB.

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

The Company has relied on significant external financing to fund its operations. If the Company does not maintain profitable operations, it is unlikely that it will be able to secure additional financing from external sources. As of December 31, 2008, the Company had stockholders' equity of $1.1 million due to the completion of the private placement of convertible preferred stock in the third quarter of 2007. As of December 31, 2008, the Company had $52 thousand in cash and its total current assets were $8.7 million. As of December 31, 2008, current liabilities exceeded current assets by $4.5 million. The Company financed the acquisition of Trinity IMS, Inc. on April 9, 2007 through the use of its existing credit facility with SVB and a note payable to the shareholders of Trinity IMS, Inc.

As of December 31, 2008, 48% of the total assets were in the form of accounts receivable, thus, the Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of December 31, 2008, the Company had unbilled receivables of $3.1 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are provided in Part IV, Item 15 of this filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the year ended December 31, 2008. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of Paradigm’s internal control over financial reporting as of December 31, 2008 based upon the criteria set forth in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of December 31, 2008, Paradigm’s internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as of December 31, 2008 with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company
Raymond A. Huger(1)	62	Chairman of the Board of Directors
Peter B. LaMontagne(2)	42	President, Chief Executive Officer (“CEO”) and Director
Richard Sawchak	34	Senior Vice President and Chief Financial Officer
Anthony Verna	42	Senior Vice President, Strategy and Business Development
Robert Boakai	40	Vice President, Enterprise Solution
Francis X. Ryan	57	Director
John A. Moore	55	Director
Edwin Mac Avery	61	Director

(1)	Mr. Huger stepped down as CEO of the Company effective December 31, 2006. .
(2)	Mr. LaMontagne was appointed by the Board of Directors to succeed Mr. Huger to serve as CEO of the Company effective January 1, 2007.

Raymond A. Huger, Chairman of the Board - Mr. Huger has served as Chairman of the Board of the Company since 2004 and was Chief Executive Officer of the Company from 2004 to May 2006. Since 2007, Mr. Huger has served as the Chairman and Chief Executive Officer of Paradigm Solutions International, which provides IT and software solutions to the commercial market. Mr. Huger has more than 30 years of experience in business management, information technology, and sales/marketing and technical support services. He established PSC in 1991 following a successful 25-year career with IBM, beginning as a Field Engineer and holding a variety of challenging technical support, sales/marketing and executive management positions. Prior to his early retirement from IBM, he was a Regional Manager, responsible for the operations of several IBM Branch offices that generated over $500 million dollars in annual revenue. Mr. Huger has a Bachelor’s Degree (BA) from Bernard Baruch College and a Master’s Degree (MBA) from Fordham University.

Mr. Huger's Prior Five Year History:	2007 – Present, Chairman, CEO of Paradigm Solutions International Inc.
2004 - 2006, Chairman & CEO, Paradigm Holdings, Inc.

Peter B. LaMontagne, President, CEO and Director - Mr. LaMontagne has served as President, Chief Executive Officer and as a director of the Company since May 2006. From April 1999 to May 2006, Mr. LaMontagne served as Senior Vice President of ManTech International Corporation, an information technology provider to the federal government with annual revenue of approximately $1 billion. While at ManTech, he played a lead role in strategic planning, acquisitions and execution of the company’s growth strategy, including supporting the IPO and follow-on offering in 2002. Most recently, he served as Senior Vice President of ManTech Information Systems and Technology where he had profit & loss responsibility for a government wide practice area focused on information assurance and information technology systems life cycle management. Prior to joining ManTech, Mr. LaMontagne served as a U.S. Foreign Service Officer, specializing in East Asian political and economic affairs. He graduated magna cum laude from Bowdoin College in Brunswick, Maine where he majored in Government/Legal Studies and Classics.

Mr. LaMontagne's Prior Five Year History:	2006 - Present, President, CEO & Director, Paradigm Holdings, Inc.
1999 - 2006, Senior Vice President, ManTech International Corporation

Richard P. Sawchak, Senior Vice President and Chief Financial Officer - Mr. Sawchak has served as Senior Vice President and Chief Financial Officer of the Company since September 2005. From September 2003 to September 2005, he served as Director of Global Financial Planning & Analysis at GXS, Inc., a managed services company. At GXS, he was responsible for managing a global finance organization focused on improving business performance. From August 2000 to August 2003, he was the Director of Finance and Investor Relations at Multilink Technology Corporation, a manufacturer of advanced-mixed-signal integrated circuits and VLSI products. Mr. Sawchak has also held senior management positions at Lucent Technologies, Inc. and graduated in the top of his class from Lucent’s financial leadership program. He holds a Master’s Degree from Babson College and a Bachelor’s Degree in Finance from Boston College, where he graduated summa cum laude.

Mr. Sawchak's Prior Five Year History:	2005 - Present, Senior Vice President & Chief Financial Officer, Paradigm Holdings, Inc.
2003 - 2005, Director of Global Financial Planning & Analysis, GXS, Inc.

Anthony Verna, Senior Vice President of Strategy and Business Development – Mr. Verna has served as a Senior Vice President of the Company since 2006. Mr. Verna served as a Senior Vice President at US. ProTech Corporation from April 2005 to November 2006 and as a Vice President at ManTech International Corporation from December 2000 to April 2005. Mr. Verna has over 16 years of federal government IT industry experience in both solutions sales and operations. A U.S. Navy veteran, Mr. Verna has extensive experience with information technology programs and enterprise systems, including comprehensive security solutions.

Mr. Verna's Prior Five Year History:	2006 – Present, Senior Vice President, Paradigm Holdings, Inc.
2005 – 2006, Senior Vice President, US. ProTech Corporation
2000 – 2005, Vice President, ManTech International Corporation

Robert Boakai, Vice President of Enterprise Solutions – Mr. Boakai has served as Vice President of Enterprise Solutions of the Company since 2007. From August 2006 to March 2007, Mr. Boakai served as a Director of Information Technology at Datatrac Information Services Inc., a logistics solutions company, where he developed and implemented the strategic direction of Datatrac’s corporate IT department. From March 2004 to July 2006, Mr. Boakai served as a Senior Systems Engineer at Apptis, a federal systems integrator, where he implemented and managed complex infrastructure solutions in support of ongoing technical initiatives. From December 1999 to March 2004, Mr. Boakai served as a Vice President at JenXSystems Inc. While at JenXsystems, he played a key role in implementing and managing infrastructure and multimedia solutions in federal space. Mr. Boakai holds a Bachelor's in Computer Science from the University of Maryland and a Master's in Systems Engineering from Johns Hopkins University.

Mr. Boakai’s Prior Five Year History:	2007 – Present, Vice President, Paradigm Holdings, Inc.
2006 – 2007, Director, Computer Sciences Corporation
2004 – 2006, Senior Systems Engineer, Apptis Inc.

Francis X. Ryan, Board Member - Mr. Ryan has served as a member of the Company's Board of Directors since November 2004. Mr. Ryan has over twenty years experience in managing private and public companies at the executive level. Since 1991, Mr. Ryan has served as President of F. X. Ryan & Assoc. Management Consulting firm specializing in turnarounds, workouts, crisis management, strategic planning, and working capital management. He has extensive experience in business process redesign.  Prior to joining the Company’s board, Mr. Ryan was the Central Command Special Operations Officer for Operation Enduring Freedom, has served in Iraq and is currently retired from the U.S. Marine Corps at the rank of Colonel. Mr. Ryan is a highly regarded speaker in the fields of Corporate Governance and Sarbanes-Oxley regulations. Mr. Ryan has held positions as Chief Operating Officer and Executive Vice President, and Chief Financial Officer for manufacturers and high technology companies. Mr. Ryan currently serves or has served as a board member for the following organizations: Horne International, Inc. (also Chairman, Audit Committee) until 2008; St. Agnes Hospital (also Chairman, Audit Committee), Baltimore, MD; Good Shepherd Center, Baltimore, MD, Fawn Industries, and Carrollton Bank Corp. Mr. Ryan received his MBA. Finance, from the University of Maryland, and holds a B.S. in Economics from Mt. St. Mary’s College, where he graduated summa cum laude. Mr. Ryan also holds a CPA from the State of Pennsylvania.

Mr. Ryan's Prior Five Year History:	1991 - Present, President, F.X. Ryan & Associates

John A. Moore, Board Member - Mr. Moore has served as a director of the Company since April 2005. Mr. Moore has more than 30 years experience in private and public company management for information technology firms. He is the former Executive Vice President and CFO of ManTech International and was directly involved in taking ManTech public in 2002 as well as facilitating a secondary offering. Mr. Moore has extensive experience in strategic planning, corporate compliance, proposal preparation and pricing and SEC reporting. He has a deep knowledge of federal government contracting and financial management. Mr. Moore currently serves or has served as a board member for Horne International, Inc., MOJO Financial Services Inc. and Global Secured Corporation. Mr. Moore is a current member of the Board of Visitors for the University of Maryland’s Smith School of Business. Mr. Moore has an MBA from the University of Maryland and a B.S. in accounting from LaSalle University.

Mr. Moore's Prior Five Year History:	2006 – Present, Chairman of the Board, MOJO Financial Services, Inc.
2005 – 2007, Board Member, Global Secure Corporation
2003 - 2004, Executive Vice President, ManTech International Corporation

Edwin Mac Avery, Board Member - Mr. Avery has served as a member of the Company's Board of Directors since April 2005. Mr. Avery has 30 years of diverse experience in leading organizations through every lifecycle phase: form start-up to change and revitalization, to turnaround and accelerated growth. His background includes expertise in business development, finance and capital management, as well as regulatory issues. As Managing Partner of Avery & Company, a client services firm specializing in project design, management, funding, and mergers and acquisitions, in both the energy and technology sectors he has an extensive background in government and commercial arenas within the US and Internationally. Mr. Avery has served as US Manager of JED Oil, Inc., and as a corporate member on the Boards of Directors of the following corporations: TangibleData Inc., Duplication Technology Inc., Horizon Petroleum Corporation, Pioneer Energy Resources, Inc. and Lincoln Investment Corporation.

Mr. Avery's Prior Five Year History:	2007 – Present, President, Avery & Company, Inc.
2004 – 2006, Manager – US Activities, JED Oil, Inc.

FAMILY RELATIONSHIPS

There is no family relationship between any of our officers or directors.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our entire executive team, including our principal executive officer, principal financial officer and principal accounting officer, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was filed as an exhibit to a registration statement on Form SB-2 dated February 11, 2005. Our Code of Ethics can be found on our website (www.paradigmsolutions.com).

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on information provided to the Company, we believe that all of the Company’s directors, executive officers and persons who own more than ten percent of our common stock were in compliance with Section 16(a) of the Exchange act of 1934 during the last fiscal year except (1) Peter B. LaMontagne, John A. Moore, Richard Sawchak, Francis X. Ryan, Edwin M. Avery each filed a late Form 4 with respect to the repricing of certain options and the grant of certain shares of restricted stock on October 21, 2008, (2) Harry Kaneshiro filed a late Form 4 with respect to the repricing of certain options on October 21, 2008, and (3) Anthony Verna and Robert Boakai have not yet filed Form 3's with respect to their status as executive officers of the Company.

AUDIT COMMITTEE

The Audit Committee of our Board of Directors (the “Audit Committee”) recommends selection of independent public accountants to our Board, reviews the scope and results of the year-end audit with management and the independent auditors, reviews our accounting principles and our system of internal accounting controls and reviews our annual and quarterly reports before filing with the SEC. The current members of the Audit Committee are Francis X. Ryan (Chair), John A. Moore and Edwin Avery. Mr. Ryan and Mr. Avery meet the criteria for audit committee independence specified in the Marketplace Rules of the Nasdaq Stock Market. Mr. Moore does not meet the criteria for audit committee independence specified in the Marketplace Rules of the Nasdaq Stock Market. Our Board has determined that Mr. Ryan is an “audit committee financial expert” as defined by Item 407 of Regulation S-K of the Securities Act of 1933, as amended. The Audit Committee operates under a written charter adopted by the Board of Directors. The Audit Committee regularly reviews and assesses the adequacy of its charter.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash and non-cash compensation earned by the Company’s named executive officers during the fiscal years ended December 31, 2008 and 2007. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to these named executive officers during fiscal year 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (6) ($)	Option Awards (6) ($)	All Other Compensation (7) ($)	Total ($)
Peter LaMontagne (1)	2008	$324,000	—	$108,884	$256,061	$14,535	$703,480
President and Chief Executive Officer	2007	$315,000	—	$68,571	$235,329	$21,036	$639,936
Richard Sawchak (2)	2008	$250,016	—	$70,194	$7,486	$10,275	$337,971
Senior Vice President and Chief Financial Officer	2007	$231,015	—	$45,714	—	$9,833	$286,562
Anthony Verna (3)	2008	$250,016	$7,500	$18,997	$32,747	$11,695	$320,955
Senior Vice President, Strategy and Business Development	2007	$250,016	—	$11,429	$31,388	$9,442	$302,275
Robert Boakai (4)	2008	$179,669	—	$1,391	$23,798	$9,666	$214,524
Vice President, Enterprise Solution	2007	$120,504	$30,000	—	$12,238	$6,313	$169,055
Diane Moberg (5)	2008	$135,343	—	$1,854	$12,268	$7,169	$156,634
Vice President, Human Resource and Compliance	2007	$57,613	$20,000	—	$4,910	$2,773	$85,296

(1)
Mr. LaMontagne was hired on May 15, 2006. His annual salary approved by the Compensation Committee of the Board of Directors (“Compensation Committee”) was $315,000 with an opportunity to earn an annual achievement bonus of $120,000 a year to be evaluated and paid annually. In addition, the Compensation Committee granted options to acquire 500,000 shares of common stock to Mr. LaMontagne with an exercise price of $2.50 per share subject to a three-year vesting period during fiscal year 2006. On October 21, 2008, the Compensation Committee approved a modification to reduce the exercise price of aforementioned options to $0.30 per share. On May 3, 2007 and October 21, 2008, the Compensation Committee granted 600,000 shares and 650,000 shares of restricted common stock, respectively, to Mr. LaMontagne. The restricted shares will vest on January 2, 2012 and January 2, 2013, respectively, and have no interim vesting.

(2)
Mr. Sawchak was hired on September 19, 2005. His annual salary was $200,000 with an opportunity to earn an annual bonus of $50,000. The Compensation Committee granted options to acquire 200,000 shares of common stock to Mr. Sawchak with an exercise price of $1.70 per share which vested immediately during fiscal year 2005. On October 21, 2008, the Compensation Committee approved a modification to reduce the exercise price of aforementioned options to $0.30 per share. On May 3, 2007 and October 21, 2008, the Compensation Committee granted 400,000 shares and 175,000 shares of restricted common stock, respectively, to Mr. Sawchak. The restricted shares will vest on January 2, 2012 and January 2, 2013, respectively, and have no interim vesting.

(3)
Mr. Verna was hired on December 18, 2006. His annual salary is $250,000 with an opportunity to earn incentive/bonus pay based on negotiated metrics. In addition, the Compensation Committee granted options to acquire 150,000 shares of common stock to Mr. Verna with an exercise price of $0.75 per share subject to a three-year vesting period during fiscal year 2006 in accordance with the Offer Letter for Employment. On October 21, 2008, the Compensation Committee approved a modification to reduce the exercise price of aforementioned options to $0.30 per share. On May 3, 2007 and October 21, 2008, the Compensation Committee granted 100,000 shares and 200,000 shares of restricted common stock, respectively, to Mr. Verna. The restricted shares will vest on January 2, 2012 and January 2, 2013, respectively, and have no interim vesting.

(4)
Mr. Boakai was hired on March 28, 2007. His annual salary was $150,000 and is eligible for executive bonuses in the form of cash or stock options based on performance under the Management Incentive Plan. In addition, the Compensation Committee granted options in two equal installments to acquire 100,000 shares of common stock to Mr. Boakai with exercise prices of $0.80 and $0.84 per share, respectively, subject to a three-year vesting period during fiscal year 2007 in accordance with the Offer Letter for Employment. On October 21, 2008, the Compensation Committee approved a modification to reduce the exercise price of aforementioned options to $0.30 per share. On October 21, 2008, the Compensation Committee granted 150,000 shares of restricted common stock to Mr. Boakai. The restricted shares will vest on January 2, 2013 and have no interim vesting.

(5)
Ms. Moberg was hired on July 9, 2007. Her annual salary was $120,640 and is eligible for executive bonuses in the form of cash or stock options based on performance under the Management Incentive Plan. In addition, the Compensation Committee granted options to acquire 50,000 shares of common stock to Ms. Moberg with an exercise price of $0.84 per share subject to a three-year vesting period during fiscal year 2007 in accordance with the Offer Letter for Employment. On October 21, 2008, the Compensation Committee approved a modification to reduce the exercise price of aforementioned options to $0.30 per share. On October 21, 2008, the Compensation Committee granted 200,000 shares of restricted common stock to Ms. Moberg. The restricted shares will vest on January 2, 2013 and have no interim vesting. The Company does not consider Ms. Moberg to be an executive officer.

(6)	Refer to Notes 1 and 15 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s share-based awards.
(7)	See All Other Compensation chart below for amounts, which include perquisites and the Company matches on employee contributions to the Company’s 401(k) plan.

Name	Year	Automobile Allowance	Life Insurance Premiums	Company 401(k) Match	Total
Peter LaMontagne	2008	$3,000	$2,315	$9,220	$14,535
	2007	$12,000	$2,155	$6,881	$21,036
Richard Sawchak	2008	—	$1,075	$9,200	$10,275
	2007	$3,000	$1,055	$5,778	$9,833
Anthony Verna	2008	—	$2,495	$9,200	$11,695
	2007	—	$2,275	$7,167	$9,442
Robert Boakai	2008	—	$3,185	$6,481	$9,666
	2007	—	$2,500	$3,813	$6,313
Diane Moberg	2008	—	$955	$6,214	$7,169
	2007	—	$813	$1,960	$2,773

(8)	The amount in the “Salary”, “Bonus” and “All Other Compensation” columns of the Summary Compensation Table above is reported on an accrual basis.

The following table contains information regarding unexercised options for each named executive officer outstanding as of December 31, 2008. There were options to purchase an aggregate of 316,669 shares of common stock that have not vested related to equity incentive plan awards for named executive officers outstanding as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($) (3)
Peter LaMontagne	2008	333,333	166,667	$0.30	5/15/2016	650,000	$32,500
Richard Sawchak (1)	2008	200,000	—	$0.30	12/14/2015	175,000	$8,750
Anthony Verna	2008	100,000	50,000	$0.30	12/18/2016	200,000	$10,000
Robert Boakai	2008	16,666	33,334	$0.30	5/2/2017	150,000	$7,500
		16,666	33,334	$0.30	8/1/2017
Diane Moberg	2008	16,666	33,334	$0.30	8/1/2017	200,000	$10,000

(1)	These options were granted on December 15, 2005 and vested immediately.
(2)
The Company modified the exercise price of the options granted prior to December 31, 2007 to $0.30 from the original exercise prices with other terms and condition remained unchanged on October 21, 2008.

(3)	Based on the closing market price of $0.05 at December 31, 2008.

EMPLOYMENT ARRANGMENTS

Peter LaMontagne’s offer letter dated April 28, 2006 provides that if he is terminated from the Company for any reason other than “cause,” including a change in ownership control, he will be entitled to six months of severance pay at his  then current salary.

Richard Sawchak’s offer letter dated June 28, 2007 provides that if he is terminated from the Company for any reason other than “cause,” including a change in ownership control, he will be entitled to six months of severance pay at his current salary along with full benefits.

Anthony Verna’s offer letter dated October 27, 2006 provides that if he is terminated from the Company for any reason other than “cause,” including a change in ownership control, he will be entitled to six months of severance pay at his then current salary.

Robert Bokai’s offer letter dated March 12, 2007 provides that if he is terminated from the Company for any reason other than “cause,” including a change in ownership control, he will be entitled to three months of severance pay at his then current salary.

Diane Moberg’s offer letter dated May 31, 2007 provides that if she is terminated from the Company for any reason other than “cause,” including a change in ownership control, she will be entitled to three months of severance pay at her then current salary.

COMPENSATION OF DIRECTORS

The following table shows all the fees earned or cash paid by the Company during the fiscal year ended December 31, 2008 to the Company’s non-employee directors. No option and restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Raymond Huger	2008	$60,500	—	—	$60,500
Francis X. Ryan (1)	2008	$45,288	$1,497	$17,606	$64,391
John A. Moore (1)	2008	$40,996	$1,497	$17,606	$60,099
Edwin Mac Avery (1)	2008	$39,491	$1,497	$17,606	$58,594

(1)
On October 21, 2008, the Compensation Committee granted 50,000 shares of restricted common stock to each of these directors. The restricted shares will vest on January 2, 2013 and have no interim vesting. On October 21, 2008, the exercise price of the options to acquire 40,000 shares of common stock held by each of the indicated directors was reduced to $0.30 per share from $1.70 per share.

For the fiscal year ended December 31, 2008, non-employee directors received an annual fee that is paid quarterly, a fee of $1,500 per meeting and received reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors. Board members who are members of the audit and compensation committee received $1,000 and $1,500, respectively, and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Committees of the Board of Directors. Chairpersons of the audit and compensation committee received an additional annual fee of $10,000 that is paid quarterly.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock as of March 26, 2009 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of our common stock (ii) each of our directors, (iii) each of the officers named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Common Stock (2)
Common Stock	Peter LaMontagne	3,040,352	(3)	6.85%
Common Stock	Richard Sawchak	2,065,352	(4)	4.69%
Common Stock	Anthony Verna	400,000	(5)	*
Common Stock	Robert Boakai	200,000	(6)	*
Common Stock	Raymond Huger	9,894,719		22.56%
Common Stock	John A. Moore	7,341,757	(7)	16.72%
Common Stock	Francis X. Ryan	198,300	(8)	*
Common Stock	Edwin Mac Avery	190,000	(9)	*

All Directors and Executive Officers as a Group (8 persons)	23,330,480			53.07%

* Less than one percent of the outstanding common stock

(1)	Unless otherwise indicated, the address of each person listed above is the address of the Company, 9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850.

(2)
Applicable percentage of ownership is based on 43,868,027 shares of common stock outstanding as of March 26, 2009 together with securities exercisable or convertible into shares of common stock within 60 days of March 26, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes (i) 1,250,000 shares of restricted common stock subject to vesting, (ii) a warrant exercisable to purchase 8,300 shares of common stock within 60 days of March 24, 2009, and (iii) an option exercisable to purchase 500,000 shares of common stock within 60 days of March 24, 2009.

(4)
Includes (i) 575,000 shares of restricted common stock subject to vesting, (ii) a warrant exercisable to purchase 8,300 shares of common stock within 60 days of March 24, 2009, and (iii) an option exercisable to purchase 200,000 shares of common stock within 60 days of March 24, 2009.

(5)	Includes (i) 300,000 shares of restricted common stock subject to vesting and (ii) an option exercisable to purchase 100,000 shares of common stock within 60 days of March 24, 2009.
(6)	Includes (i) 150,000 shares of restricted common stock subject to vesting and (ii) an option exercisable to purchase 50,000 shares of common stock within 60 days of March 24, 2009.
(7)
Includes (i) 150,000 shares of restricted common stock subject to vesting, (ii) a warrant exercisable to purchase 41,500 shares of common stock within 60 days of March 24, 2009, (iii) an option exercisable to purchase 40,000 shares of common stock within 60 days of March 24, 2009 and (iv) 6,410,257 shares that Mr. Moore holds as a joint tenant with his spouse.

(8)
Includes (i) 150,000 shares of restricted common stock subject to vesting, (ii) warrants exercisable to purchase 8,300 shares of common stock within 60 days of March 24, 2009 held by Semper Finance and USA Asset Acquisition Corp entities of which Francis X. Ryan is President and (iii) an option exercisable to purchase 40,000 shares of common stock within 60 days of March 24, 2009.

(9)	Includes (i) 150,000 shares of restricted common stock subject to vesting and (ii) an option exercisable to purchase 40,000 shares of common stock within 60 days of March 24, 2009.

CHANGES IN CONTROL

The Certificate of Designations provides that the Board of Directors shall consist of no more than seven directors and after the receipt of the shareholder approval specified in the Purchase Agreement (the “Amendment Date”), the Board of Directors shall consist of five directors (except upon the occurrence of an event of default as described below). For so long as the Ownership Threshold is met, a majority of the then outstanding shares of Series A-1 Preferred Stock (the “Majority Holders”) will have the right (subject to the terms of a side letter) to elect two directors to the Board of Directors and, until the Amendment Date, two observers to the Board of Directors, provided that after the Amendment Date, such shareholders may only elect one observer to the Board of Directors. Subject to certain limitations, the Majority Holders may elect to convert the board observers into directors. If the Ownership Threshold is not met, then the Majority Holders would have the right (subject to the side letter) to elect one director to the Board of Directors and one observer to the Board of Directors. On February 27, 2009, the Purchasers entered into a side letter, which was accepted and agreed to by the Company, that grants Hale Capital the authority to designate the directors and Board observers to be elected by the Majority Holders of the Series A-1 Preferred Stock pursuant to the Certificate of Designations.

In addition, upon the occurrence of an event of default under the Certificate of Designations, the number of directors constituting the Company’s Board of Directors will automatically increase by a number equal to the number of directors then constituting the Board of Directors plus one and the holders of the Series A-1 Preferred Stock are entitled to elect such additional directors.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Each share of Series A-1 Preferred Stock entitles the holder to such number of votes as shall equal the number of shares of common stock issuable upon exercise of the Class A Warrants held by such holder as of the applicable record date.  As of March 24, 2009, the Purchasers beneficially owned an aggregate of 5.8% of the voting securities of the Company (based on a determination of beneficial ownership pursuant to Rule 13d-3 of the Exchange Act). Following the increase in the number of authorized shares of common stock, as required by the Company’s agreement with the holders of Series A-1 Senior Preferred Stock, we anticipate that the holders of our Series A-1 Senior Preferred Stock will hold a majority of the outstanding voting equity of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PREFERRED STOCK EXCHANGE AGREEMENT

On February 27, 2009, pursuant to a Preferred Stock Exchange Agreement dated as of the same date (the “Exchange Agreement”) among the Company and Peter LaMontagne, Richard Sawchak, John A. Moore and Annedenise Moore and FTC Emerging Markets (the “Former Series A Holders”), each of the Former Series A Holders exchanged all shares of Series A Preferred Stock held by such holders for an aggregate of 21,794,874 shares of the Company’s common stock. The Exchange Agreement provides that the Company is to offer each Former Series A Holder an opportunity to purchase its pro rata share of certain securities that may be sold by the Company in the future. In addition, the Exchange Agreement provides for the issuance of additional shares of Common Stock to the Former Series A Holders under certain circumstances. The Exchange Agreement also provides the Former Series A Holders with piggy back registration rights with respect to the shares of common stock issued pursuant to the Preferred Stock Exchange Agreement. Peter LaMontagne is the President and CEO of the Company and a member of the Company’s Board of Directors, Richard Sawchak is the Company’s Senior Vice President and Chief Financial Officer, and John A. Moore is a member of the Company’s Board of Directors. As of March 24, 2009, each of Peter B. LaMontagne, John A. Moore and FTC Emerging Markets beneficially owned 6.85%, 16.72% and 33.22%, respectively, of the Company’s outstanding common stock.

PREFERRED STOCK REDEMPTION AGREEMENT

On February 27, 2009, pursuant to a Preferred Stock Redemption Agreement dated as of the same date (the “Redemption Agreement”) among the Company, USA Asset Acquisition Corp. and Semper Finance, Inc. (the “Additional Former Series A Holders”), the Company redeemed all shares of Series A Preferred Stock held by such Additional Former Series A Holders for an aggregate of approximately $111,000. Francis X. Ryan, a member of the Company’s Board of Directors, is the President of each of the Additional Former Series A Holders.

DIRECTOR INDEPENDENCE

Francis X. Ryan, John A. Moore and Edwin Mac Avery are considered to be “ independent” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market. John A. Moore is a member of the Company’s Audit Committee and does not meet the criteria for audit committee independence specified in the Marketplace Rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional services rendered by Grant Thornton LLP (“GT”), BDO Seidman, LLP (“BDO”) and Aronson & Company (“Aronson”) for fiscal years ended December 31, 2008 and 2007.

	YEARS ENDED DECEMBER 31,
	2008 (1)	2007 (2)
Audit fees	$323,700	$412,262
Audit related fees	$12,781	$23,227
Tax fees	$—	$—
All other fees	$—	$1,300
Total	$336,481	$436,789

(1)	2008 amount included fees paid GT of $282,000 and $12,100, respectively, BDO of $24,000 and $0, respectively, and Aronson of $17,700 and $681, respectively.
(2)	2007 amount included fees paid GT of $110,000, $5,500, $0 and $0, respectively, BDO of $266,912, $17,317, $0 and $0, respectively, and Aronson of $35,350, $410, $0 and $1,300, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibits Index immediately following the signature page of this Annual Report on Form 10-K.

Financial Statements.

FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
(FORMERLY PARADIGM SOLUTIONS CORPORATION)

TABLE OF CONTENTS

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1

AUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5 — F-6
Notes to Consolidated Financial Statements	F-7 — F-33

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Paradigm Holdings, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheets of Paradigm Holdings, Inc.  (a Wyoming corporation) and Subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Holdings, Inc. and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 30, 2009

PARADIGM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	12/31/2008	12/31/2007
ASSETS
Current assets
Cash and cash equivalents	$52,257	$7,771
Accounts receivable — contracts, net	6,920,768	8,982,638
Prepaid expenses	1,033,837	1,078,529
Prepaid corporate income taxes	47,092	74,207
Deferred income tax assets	60,269	68,567
Other current assets	554,610	346,785
Total current assets	8,668,833	10,558,497
Property and equipment, net	183,612	407,320
Goodwill	3,991,605	3,969,249
Intangible assets, net	1,244,591	1,591,864
Deferred income tax assets, net of current portion	211,326	—
Other non-current assets	172,029	193,218
Total Assets	$14,471,996	$16,720,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$—	$1,687,491
Note payable — line of credit	5,949,983	5,268,698
Note payable — promissory note	2,000,000	2,000,000
Capital leases payable, current portion	1,578	30,436
Accounts payable and accrued expenses	3,498,690	4,020,669
Accrued salaries and related liabilities	1,474,133	1,550,962
Other current liabilities	227,200	177,844
Total current liabilities	13,151,584	14,736,100
Long-term liabilities
Capital leases payable, net of current portion	—	1,889
Deferred income taxes, net of current portion	—	220,802
Other non-current liabilities	183,870	289,593
Total liabilities	13,335,454	15,248,384
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock - $.01 par value, 10,000,000 shares authorized, 1,800 shares issued and outstanding as of December 31, 2008. Each share of convertible preferred stock will have a liquidation preference of $0.01 per share plus all accrued but unpaid dividends	18	18
Common stock - $.01 par value, 50,000,000 shares authorized, 19,148,153 shares issued and outstanding as of December 31, 2008 and 2007, respectively	191,482	191,482
Additional paid-in capital	3,215,400	2,773,547
Accumulated deficit	(2,270,358)	(1,493,283)
Total stockholders’ equity	1,136,542	1,471,764
Total liabilities and stockholders’ equity	$14,471,996	$16,720,148

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2008	2007

Contract Revenue
Service contracts	$27,686,076	$26,779,136
Repair and maintenance contracts	11,454,523	19,898,516
Total contract revenue	39,140,599	46,677,652
Cost of revenue
Service contracts	21,144,744	23,034,607
Repair and maintenance contracts	9,950,612	16,490,678
Total cost of revenue	31,095,356	39,525,285
Gross margin	8,045,243	7,152,367
Selling, general and administrative	8,125,585	6,940,483
(Loss) income from operations	(80,342)	211,884
Other (expense) income
Interest income	2,793	1,975
Interest expense	(1,044,892)	(1,186,027)
Other income	3,227	2,085
Total other expense	(1,038,872)	(1,181,967)
Loss from continuing operations before income taxes	(1,119,214)	(970,083)
Benefit for income taxes	(342,139)	(244,748)
Loss from continuing operations	(777,075)	(725,335)
Loss from operations of discontinued component, net of income tax benefits	—	(186,804)
Gain on sale of discontinued operations, net of income taxes	—	78,216
Loss from discontinued operations, net of income taxes	—	(108,588)
Net loss	(777,075)	(833,923)
Dividends on preferred stock	180,000	75,000
Net loss attributable to common shareholders	$(957,075)	$(908,923)

Weighted average number of common shares:
Basic	19,148,153	19,315,751
Diluted	19,148,153	19,315,751

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.05)	$(0.04)
Loss from discontinued operations	$—	$(0.01)
Net loss	$(0.05)	$(0.05)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Convertible Preferred Stock
	Share	Amount	Share	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2007	20,795,152	$207,951	—	$—	$2,106,641	$(659,360)	$1,655,232
Issuance of convertible preferred stock, net	—	—	1,800	18	1,726,766	—	1,726,784
Dividend declared	—	—	—	—	(75,000)	—	(75,000)
Issuance of common stock	128,282	1,283			125,717	—	127,000
Retirement of common stock related to the sale of commercial business	(1,775,281)	(17,752)	—	—	(1,562,248)	—	(1,580,000)
Share-based compensation	—	—	—	—	451,671	—	451,671
Net loss	—	—	—	—	—	(833,923)	(833,923)
Balance, December 31, 2007	19,148,153	$191,482	1,800	$18	$2,773,547	$(1,493,283)	$1,471,764
Dividend declared	—	—	—	—	(180,000)	—	(180,000)
Direct issuance cost					(25)		(25)
Share-based compensation	—	—	—	—	621,878	—	621,878
Net loss	—	—	—	—	—	(777,075)	(777,075)
Balance, December 31, 2008	19,148,153	$191,482	1,800	$18	$3,215,400	$(2,270,358)	$1,136,542

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(777,075)	$(833,923)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from operations of discontinued component, net of income tax benefits	—	186,804
Gain on sale of discontinued operations, net of income taxes	—	(78,216)
Share-based compensation	621,878	451,671
Depreciation and amortization	588,455	529,659
Bad debt recovery	(25,082)	(19,163)
Loss on disposal of property and equipment	18,280	40,633
Deferred income taxes	(423,830)	(356,239)
(Increase) Decrease in
Accounts receivable — contracts, net	2,086,952	8,083,600
Prepaid expenses	44,692	(300,153)
Prepaid corporate income taxes	27,115	140,837
Other current assets	(207,825)	(272,881)
Other non-current assets	21,189	8,179
(Decrease) Increase in
Accounts payable and accrued expenses	(464,219)	(2,065,948)
Accrued salaries and related liabilities	(76,829)	(1,515,186)
Expected loss on contract	—	(613,742)
Income taxes payable	—	(143,688)
Other current liabilities	49,356	(532,886)
Other non-current liabilities	(87,520)	1,961
Net cash provided by operating activities from continuing operations	1,395,537	2,711,319
Net cash used in operating activities from discontinued operations	—	(677,311)
Net cash provided by operating activities	1,395,537	2,034,008
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisitions, net of cash assumed	(80,116)	(720,297)
Cash proceed from sale of property and equipment	1,600	—
Purchase of property and equipment	(37,354)	(38,142)
Net cash used in investing activities from continuing operations	(115,870)	(758,439)
Net cash used in investing activities from discontinued operations	—	(34,025)
Net cash used in investing activities	(115,870)	(792,464)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,687,491)	(776,531)
Payments on capital leases	(30,772)	(32,832)
Payments on note payable	(18,203)	(2,000,000)
Proceeds from issuance of preferred stock, net	—	1,726,784
Dividends paid on preferred stock	(180,000)	(30,000)
Proceeds from line of credit	60,414,216	79,015,720
Payments on line of credit	(59,732,931)	(80,219,426)
Net cash used in financing activities from continuing operations	(1,235,181)	(2,316,285)
Net cash provided by proceeds from line of credit to finance discontinued operations	—	711,336
Net cash used in financing activities	(1,235,181)	(1,604,949)
Net increase (decrease) in cash and cash equivalents	44,486	(363,405)
Cash and equivalents, beginning of period	7,771	371,176
Cash and cash equivalents, end of period	$52,257	$7,771

Years Ended December 31,	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid
Cash paid for income taxes	$58,139	$408,343
Cash paid for interest	$987,163	$1,151,866

Non-cash investing activities:
Non-cash sale price of commercial business	$—	$1,580,000

Non-cash financing activities:
Issuance of note payable — promissory note for business acquired	$—	$4,000,000
Dividends declared but not paid	$45,000	$45,000
Issuance of 128,282 shares of common stock as part of earn-out compensation	$—	$127,000
Acquisition consideration earned but not paid	$—	$75,250

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

As further discussed in Note 3, on September 22, 2006, the Company announced the plan to divest its commercial business and completed the divestiture on February 28, 2007. The decision to divest was made during the fourth quarter of 2006 following the completion of an independent committee’s evaluation of strategic alternatives. The Company defines the commercial business as all of the outstanding capital stock of PSI, which includes all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool (“OpsPlanner”). The commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company’s continuing operations in the consolidated financial statements for all periods presented.

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

Liquidity

As of December 31, 2008, the Company had an accumulated deficit of approximately $2.3 million and working capital deficiency of $4.5 million. The Company has a note payable to the former shareholders of Trinity (Note 10) for $2.0 million. Effective as of October 31, 2008, the Company negotiated an amendment to the note that extended the payment date of the $2.0 million outstanding balance of the note from October 31, 2008 to December 15, 2008 in exchange for a cash fee of $40,000 plus accrued and unpaid interest based on the original terms. The Company and Christian Kleszewski (the Company’s Vice President (Trinity, IMS)) separately agreed that the $1.0 million portion of the note payable to Mr. Kleszewski was to be due in January 2009. Additionally, the Company is dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) and the combination of in-process cost reductions along with the completion of fundraising activities on February 27, 2009 will be adequate to meet future liquidity needs for the next twelve months. On February 27, 2009, the Company paid in full the note held by the former shareholders of Trinity.

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

Revenue Recognition

Substantially all of the Company’s revenue is derived from service and solutions provided to the federal government by Company employees and subcontractors.

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

•
Under FP-LOE contracts, revenue is recognized based upon the number of units of labor actually delivered multiplied by the agreed rate for each unit of labor. Revenue on fixed unit price contracts, where specific units of output under service agreements are delivered, is recognized as units are delivered based on the specific price per unit. For FP maintenance contracts, revenue is recognized on a avpro-rata basis over the life of the contract.

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

In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting and revenue is recognized separately in accordance with the Company’s revenue recognition policy for each element. Further, if an arrangement requires the delivery or performance of multiple deliveries or elements under a bundled sale, the Company determines whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue (“EITF”) No.00-21, “Revenue Arrangements with Multiple Deliverables”, and allocates revenue to each element based on relative fair value.

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

In certain contracts, revenue includes third-party hardware and software purchased on behalf of clients. The level of hardware and software purchases made for clients may vary from period to period depending on specific contract and client requirements. The Company recognizes the gross revenue under EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, for certain of its contracts which contain third-party products and services, because in those contracts, the Company is contractually bound to provide a complete solution which includes labor and additional services in which the Company maintains contractual, technical and delivery risks for all services and agreements provided to the customers, and the Company may be subject to financial penalties for non-delivery.

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

Major Customers

All of the Company’s revenue is from federal agencies and 66% and 60% of total revenue was generated from three and two major customers during the years ended December 31, 2008 and 2007, respectively. The Company’s accounts receivable related to these major customers was 63% and 49% of total accounts receivable as of December 31, 2008 and 2007, respectively. The Company defines major customer by agencies within the federal government.

A majority of the Company’s customer concentration is in the Mid-Atlantic states of the USA.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” , goodwill and intangibles with indefinite lives are not amortized, but instead are tested for impairment at least annually. SFAS No. 142 also requires that identifiable intangible assets with estimable useful lives be amortized over their estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets ..” The Company recorded $4.0 million of goodwill and $1.8 million of identifiable intangible assets related to contract backlog associated with the Trinity and CTS acquisitions. The contract backlog will be amortized over their estimated useful lives of five years and is included under the caption “Intangible Assets” on the Company’s consolidated balance sheets.

The Company conducts a review for impairment of goodwill and intangible assets at least annually. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in the Company’s stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company’s operations experience significant negative results. These negative results can be the result of the Company’s individual operations or negative trends in the Company’s industry or in the general economy, which impact the Company. To the extent the Company’s goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination.

The Company completed its annual testing for impairment of goodwill and intangible assets as of December 31, 2008. The analysis indicated that no impairment exists as of December 31, 2008.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets’ expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized.  Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. The Company believes that the carrying value of its long-lived assets are fully realizable as of December 31, 2008.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company provides an allowance for uncollectible accounts receivable based on historical experience, troubled account information and other available information. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Although it is reasonably possible that management’s estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or results of operations.

Property and Equipment

Property and equipment are recorded at the original cost to the Company and are depreciated using straight-line methods over established useful lives of three to seven years. Purchased software is recorded at original cost and depreciated on the straight-line basis over three years. Leasehold improvements are recorded at original cost and are depreciated on the straight-line basis over the shorter of the useful life of the asset or the life of the lease.

Type	Depreciable life
Furniture & fixtures	7 years
Equipment	3 — 7 years
Software	3 years
Leasehold improvements	Shorter of the asset life or life of lease

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the Company recognizes deferred income taxes for all temporary differences between the financial statement basis and the tax basis of assets and liabilities at currently enacted income tax rates.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN No. 48”), on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. If the Company is required to recognize any interest and penalties accrued related to unrecognized tax benefits, such amounts will be recognized as tax expense. To date, the Company has not recognized such interest or penalties.

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

Net Loss Per Common Share

Basic and diluted net loss per common share are presented in accordance with SFAS No. 128, “Earning Per Share.” Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated using the weighted average number of common shares giving effect to all dilutive potential common shares outstanding during the period, including stock options, restricted common stock, convertible preferred stock, warrants and promissory note. The effect of any potentially dilutive shares is not included in the calculation of diluted loss per share if the impact would be anti-dilutive. Calculations of the weighted average number of basic and diluted common shares are presented in Note 13.

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

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period, which is the vesting period. Total share-based compensation expense included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 was $622 thousand and $452 thousand, respectively.

Prior to the adoption of SFAS No. 123 (revised), the Company would report the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flows. Since adoption and in accordance with SFAS No. 123 (revised), the Company will include these excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows when participants exercise their stock options. There were no exercises of stock options during 2008 and 2007.

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

The following assumptions were used for option grants during the years ended December 31, 2008 and 2007:

Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate — Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on the historical volatility of the Company’s common stock for the periods that it has been publicly.

Expected Term of the Options — This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on an estimated average life of the options granted. Due to the lack of historical information, the Company estimated the expected life of six years for options granted during 2007, using the safe harbor criteria of SEC SAB No. 107, “Share-Based Payments.” Effective January 1, 2008, the Company estimated the expected life based on the reported data for a peer group of publicly traded companies for which historical information was available.

Forfeiture Rate — The Company estimates the percentage of options granted that are expected to be forfeited or canceled on an annual basis before stock options become fully vested. The Company uses the forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve month period based on projected levels of operations and headcount levels at various classification levels with the Company.

The fair value of the common stock issued is based on the fair market value of the stock on the date of the award. The fair value of options granted in 2008 and 2007 was estimated on the date of the grant with the following assumptions:

	2008	2007
Dividend yield	None	None
Risk-free interest rate	3.76%	4.77% - 5.16%
Expected volatility	132.26%	103.4% – 108.8%
Expected term of options	4.5 years	6 years

The Company estimates the percentage of options granted that are expected to be forfeited or canceled on an annual basis before stock options become fully vested. The Company uses the forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve month period based on projected levels of operations and headcount levels at various classification levels with the Company. A forfeiture rate of zero was used for the options granted during 2007 to 2008 as there have been no forfeitures for the options granted as of December 31, 2008. A forfeiture rate of zero was used for the restricted common stock issued to certain individuals in October 2008 and May 2007. As further described in Note 15, the restricted common stock was issued with the intent of providing a longer-term employment retention mechanism to key management and board members.

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

Recent Accounting Pronouncements – Adopted

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” The statement modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The statement establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS No. 160 did not have a material impact on the Company’s statements of operations, financial position or cash flows as the Company does not have any noncontrolling interests in other active companies.

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations.” The statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquiree and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard did not have immediate impact upon adoption by the Company, but will result in items such as transaction and acquisition related-restructuring costs with respect to business combinations closing after December 31, 2008 being charged to expense when incurred. The Company will consider this standard when evaluating potential future transactions to which it would apply.

In November 2008, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements, as no items were elected for measurement at fair value upon initial adoption. The Company continues to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the statement.

On January 1, 2008, the Company adopted certain provisions of SFAS No. 157, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157 adopted on January 1, 2008 relate only to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FASB Staff Positions (“FSP”) No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.” FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of this FSP. The Company has not yet evaluated the impact, if any, of SFAS 157 on its non-financial assets and liabilities upon initial adoption.

On January 1, 2009, the Company adopted FASB Staff Positions No. 142-3 (“FSP No. 142-3”), “Determination of the useful life of intangible assets.” FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. The adoption of FSP No. 142-3 may impact the Company in the future if the Company acquires intellectual property or other assets.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active.” FSP FAS No. 157-3 is consistent with the joint press release the FASB issued with the SEC on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS No. 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS No. 157-3 became effective October 10, 2008 and should be applied prospectively. The adoption of FSP FAS No. 157-3 did not have a significant impact on the Company’s current fair value measurements.

On January 1, 2009, the Company adopted FASB Staff Position APB 14-1 (“FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments’ liability and equity components results in the recording of more interest cost over the life of the convertible debt instrument, because of an initial debt discount. The adoption of FSP APB 14-1 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1(“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method, as described in FASB Statement 128, “Earnings per Share.” The Company does not issue share-based payment awards that contain nonforfeitable rights to dividends and, as a result, the adoption of FSP EITF 03-6-1 did not have a significant effect on its consolidated financial statements.

On January 1, 2009, the Company adopted FSP EITF 99-20-1(“FSP EITF 99-20-1”), “Amendment to the Impairment Guidance of EITF Issue 99-20.” FSP EITF 99-20-1 amends the impairment guidance in EITF Issue 99-20 to achieves more consistent determination of whether an other-than temporary-impairment has occurred. The Company does not have any beneficial interest in securitized financial assets and, as a result, the adoption of FSP EITF 99-20-1 did not have a significant effect on its consolidated financial statements.

2. ACQUISITIONS

Trinity Acquisition

On January 29, 2007, the Company entered into a Stock Purchase Agreement (the “Trinity Stock Purchase Agreement”) between the Company, Trinity, a Nevada corporation and the shareholders of Trinity (the “Trinity Shareholders”). On April 9, 2007, the Company completed the acquisition of Trinity for $4 million. The Company purchased from the Trinity Shareholders, all of the issued and outstanding capital stock of Trinity and Trinity became a wholly-owned subsidiary of the Company in exchange for a $4 million promissory note, which was paid off by February 27, 2009, issued to the Trinity Shareholders as further described in Note 10. In addition, under certain conditions as set forth in the Trinity Stock Purchase Agreement, the sellers were eligible for incentive bonuses, if any, for winning new contracts for Trinity.

The results of Trinity’s operations have been included in the consolidated financial statements since the date of acquisition. Trinity provides specialized information assurance and cyber forensics support services to the federal government, primarily the U.S. Department of State. Trinity’s focus on cyber forensics and information assurance services in support of the U.S. Department of State complements the Company’s strategic plan to expand its information technology solutions into the national security marketplace. Trinity provides the Company with access to key customers, security clearances and technical expertise.

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

The total purchase price paid, including $90,976 of direct costs, has been allocated as follows:

Cash	$196,390
Accounts receivable — contracts, net	653,694
Other current assets	59,808
Property, plant & equipment	85,039
Other assets	25,592
Intangible assets	1,000,000
Goodwill	3,247,929
Total assets	5,268,452

Current liabilities	(620,944)
Non-current liabilities	(56,802)
Deferred income tax	(499,730)
Total liabilities	(1,177,476)

Total consideration	$4,090,976

Caldwell Acquisition

On June 6, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) between the Company, CTS, a Maryland limited liability company and the members of CTS (the “Members”). The Company purchased from the Members, all of the issued and outstanding membership units of CTS and CTS became a wholly-owned subsidiary of the Company in exchange for the following consideration:

•	payment to the Members of $75,000 in cash;

•	assumption by the Company of CTS’s federal tax liabilities and debt in an amount not to exceed an aggregate amount equal to $860,000; and

•
payment by the Company of the transaction costs incurred by CTS’s accountants and Madison Capital Markets, LLC. in connection with the transactions contemplated in the Purchase Agreement in amounts not to exceed $45,000 and $180,000, respectively.

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

The total purchase price paid, including $40,225 of direct costs, has been allocated as follows:

Cash	$(7,862)
Accounts receivable — contracts, net	624,933
Property, plant & equipment	42,982
Other assets	22,178
Intangible assets	810,000
Goodwill	743,675
Total assets	2,235,906

Current liabilities	(1,603,558)
Non-current liabilities	(19,623)
Total liabilities	(1,623,181)

Total consideration	$612,725

The unaudited pro forma information provided below has been prepared to reflect the acquisition of Trinity and CTS by the Company as if the acquisition occurred on January 1, 2007. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of future consolidated results of operations or financial position:

For Year Ended December 31,	2007 (unaudited)
Contract revenue	$49,657,440
(Loss) income from continuing operations	$(1,127,652)
Basic (loss) income from continuing operation per common share	$(0.06)
Diluted (loss) income from continuing operations per common share	$(0.06)

For the year ended December 31, 2007 the Company determined the pro forma information in the table provided above by aggregating the financial information for the Company and for Trinity and CTS for the respective periods, along with adjustments for amortization of intangible assets, incremental compensation expense related to an employment contract issued in connection with the acquisition and additional interest expense to reflect the funding source used to acquire Trinity.

3. DISCONTINUED OPERATIONS

On September 22, 2006, the Company established an independent committee of its Board of Directors to evaluate strategic alternatives with regard to the Company’s commercial business activities, including the potential divestiture of the commercial business. The Company defines the commercial business as all of the outstanding capital stock of PSI, which included all of the capital stock of Blair Technology Group, a wholly-owned subsidiary of PSI, and certain assets associated with the OpsPlanner software tool. The decision to divest was made during the fourth quarter of 2006 following the completion of the independent committee’s evaluation of strategic alternatives. The Company classified the commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in paragraph 30 of SFAS No. 144 in the fourth quarter. The divestiture supports the Company’s efforts to refocus Paradigm on its core information technology services business supporting the federal government. Refer to our 2006 Annual Report on Form 10-K for Paradigm Holdings, Inc. for a further discussion of the Blair acquisition.

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Mr. Raymond Huger, the Company’s Chairman of the Board of Directors, co-founder and former Chief Executive Officer. On February 28, 2007, the Company completed the sale of the Company’s commercial business, in the form of a sale of all of the capital stock of PSI. The sale price was $1,580,000 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company’s common stock as of February 28, 2007. This divestiture transaction resulted in a gain of $78 thousand, net of $84 thousand of selling costs and $405 thousand of income taxes, recorded in the first quarter of 2007.

The commercial business has been reported as a discontinued operation of the Company and, accordingly, its operating results, financial position and cash flows have been presented separately from the Company’s continuing operations in the consolidated financial statements for all current and prior periods presented.

The following tables summarize selected financial information related to the operating results and financial position of the commercial business. There were no assets and liabilities held for sale as of December 31, 2008 since the commercial business was sold on February 28, 2007.

Year Ended December 31,	2007

Contract revenue (a)	$279,604

Loss before income tax benefit (b)	$(304,340)
Income tax benefit	(117,536)
Share-based compensation expense	—
Impairment loss	—
Loss from operations of discontinued component, net of income taxes	$(186,804)

(a)	There was no intercompany revenue for the year ended December 31, 2007.
(b)	Includes research and development costs of $26,708 for the year ended December 31, 2007.

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

4. FAIR VALUE MEASUREMENTS

In accordance with SFAS No. 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. SFAS No. 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The Company does not have any assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2008. The Company also does not make any disclosures of amounts at fair value on a recurring basis due to the short term nature of these instruments.

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service for 2008. In addition to the aforementioned governmental units, accounts receivable for 2007 included the U.S. Secret Service. The components of accounts receivable are as follows:

	Dec. 31, 2008	Dec. 31, 2007

Billed receivables	$3,826,514	$3,199,280
Unbilled receivables	3,094,254	5,783,358

Total accounts receivable – contracts, net	$6,920,768	$8,982,638

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at December 31, 2008 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 and $33,462 as an allowance for doubtful accounts related to certain customers at December 31, 2008 and 2007, respectively.

6. PREPAID EXPENSES

Prepaid expenses at December 31, 2008 and 2007, consist of the following:

	Dec. 31, 2008	Dec. 31, 2007

Prepaid insurance, rent and software maintenance agreements	$136,357	$171,600
Contract-related prepaid expenses	618,439	681,746
Other prepaid expenses	279,041	225,183

Total prepaid expenses	$1,033,837	$1,078,529

7. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	Dec. 31, 2008	Dec. 31, 2007

Furniture and fixtures	$109,445	$122,915
Equipment	778,121	778,735
Software	528,768	526,719
Leasehold improvement	43,194	43,194
Total property and equipment	1,459,528	1,471,563
Accumulated depreciation	(1,275,916)	(1,064,243)

Property and equipment, net	$183,612	$407,320

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 was $241,182 and $311,523, respectively.

8. INTANGIBLE ASSETS

Intangible assets are as follows:

	Dec. 31, 2008	Dec. 31, 2007

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(565,409)	(218,136)

Net carrying amount	$1,244,591	$1,591,864

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 was $347,273 and $218,136. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the years ending December 31,
2009	$347,273
2010	347,273
2011	347,273
2012	202,772

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	Dec. 31, 2008	Dec. 31, 2007

Accounts payable	$2,969,262	$2,197,271
Accrued expenses	529,428	1,823,398

Total accounts payable and accrued expenses	$3,498,690	$4,020,669

10. DEBTS

Note Payable – Line of Credit

The Company entered into a two year Loan and Security Agreement with Chevy Chase Bank that provided for a revolving line of credit facility of up to $9 million. The agreement became effective August 4, 2005. The revolving line of credit was used to borrow funds for working capital and general corporate purposes. The Company terminated its revolving line of credit facility with Chevy Chase Bank when the new Loan and Security Agreement (the “Loan and Security Agreement”) with SVB, as described below, was activated and paid off the outstanding balance on March 23, 2007.

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

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00% as well as other fees and expenses as set forth more fully in the agreements. Under the Loan and Security Agreement, the Company may use up to $500,000 for letters of credit. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement with SVB to waive the covenant compliance for the periods ended June 30 and July 31, 2008 and provide for modified EBITDA covenant amounts for the remainder of 2008. The EBITDA covenant amounts for 2009 remain unchanged from the original agreement. The Company was in compliance with the amended EBITDA covenant requirements as of December 31, 2008. As of December 31, 2008, the Company had outstanding revolving line of credit with SVB of $5.9 million and $0 additional availability on its revolving line of credit with SVB. The interest rates charged by SVB ranged from 6.50% to 8.50% for the year ended December 31, 2008.

On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan and Modification Agreement amended the Loan and Security Agreement dated March 13, 2007 to extend the maturity date to May 12, 2009 and modify the funds available under the revolving line of credit facility to not to exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant are consistent with the previous agreement for the remainder of the extension period.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of December 31, 2008, no events of default had occurred.

Note Payable – Promissory Note

As further described in Note 2, on April 9, 2007, the Company issued a $4.0 million promissory note to the former shareholders of Trinity to finance the acquisition of Trinity.

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

Effective as of October 31, 2008, the Company negotiated an amendment to the promissory note that extended the payment date of the Remainder Amount from October 31, 2008 to December 15, 2008 in exchange for a cash fee of $40,000 plus accrued and unpaid interest based on the original terms. If the Company failed to pay the Remainder Amount by December 15, 2008, the Company was required to pay an amount equal to $60,000 plus all accrued and unpaid interest through December 15, 2008. If the Company failed to pay the amounts owed under the promissory note by December 15, 2008, interest shall accrue, at a rate equal to 12% per annum, on such amounts. The Company did not pay the Reminder Amount prior to December 15, 2008. A failure by the Company to pay the Remainder Amount on or before December 15, 2008 would not constitute a default under the promissory note. The Company and Christian Kleszewski (the Company’s Vice President (Trinity, IMS)) separately agreed that the $1.0 million portion of the promissory note payable to Mr. Kleszewski was to be due in January 2009. In connection with the private placement, the Company used the proceeds to pay the note in full on February 27, 2009. Refer to Note 21 of the Notes to Consolidated Financial Statements for a further discussion of the private placement.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN No. 48”), on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of December 31, 2008, the Company had recorded immaterial state interest and penalties associated with the filing of the 2006 and 2007 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

For the years ended December 31, 2008and 2007, the components of the provision for income taxes from continuing operations consisted of:

	2008	2007

Current
Federal	$33,100	$(15,794)
State	35,563	127,285
Deferred
Federal	(357,867)	(313,623)
State	(52,935)	(42,616)
Total	$(342,139)	$(244,748)

The net tax provision included in the loss from discontinued operations was $0.3 million for the year ended December 31, 2007; calculated using an effective rate of 38.62%.

In addition, as the Blair acquisition in October 2005 was structured as a tax-free purchase, the difference between GAAP reporting and tax reporting of goodwill resulting from the acquisition is considered to be a permanent difference. The goodwill impairment loss recorded during 2006 is also considered to be a permanent difference and is recorded as a component of the discontinued operations. Refer to our 2006 Annual Report on Form 10-K for Paradigm Holdings, Inc. for a further discussion of the Blair acquisition and goodwill impairment.

The provision for income taxes from continuing operations for the years ended December 31, 2008 and 2007 reflected in the accompanying financial statements varies from the amount which would have been computed using statutory rates as follows:

	2008	2007

Tax computed at the maximum federal statutory rate	$(380,533)	$(329,828)
State income tax, net of federal benefit	(47,779)	(39,492)
Other permanent differences	57,519	39,192
Other	28,654	85,380
Benefit for income taxes	$(342,139)	$(244,748)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements. A summary of the tax effect of the significant components of deferred income taxes, excluding discounted operations, follows:

	2008	2007

Section 481 adjustment due to conversion from cash basis to accrual basis for income tax reporting	$(52,098)	$(51,552)
Accrued severance	23,852	5,884
Accrued officers' compensation and accrued vacation deducted for financial statement reporting purposes but not for income tax reporting purposes	58,916	40,416
Leases payable	20,295	58,048
Allowance for doubtful account	9,304	15,771
Net deferred tax assets, current portion	$60,269	$68,567

Section 481 adjustment due to conversion from cash basis to accrual basis for income tax reporting	$(52,098)	$(103,104)
Share-based compensation expense	476,719	231,552
Depreciation and amortization expense reported for income tax purposes different from financial statement amounts	(30,699)	(97,239)

Amortization expense on intangible assets reported for income tax purposes different from financial statement amounts	(229,965)	(321,669)
Deferred rent assets	(26,979)	(30,639)
Deferred rent liabilities	71,032	78,360
Leases payable	3,316	21,937
Net deferred tax assets/(liabilities), net of current portion	$211,326	$(220,802)

12. LEASES

Capital Leases

The Company is party to capital lease obligations, with interest rates range from 9% to 16%. Future payments under the capital lease obligations are as follows:

Years ending December 31, 2009	$1,978
Less amount representing interest	(400)
Present value of future lease payments – all current	1,578

The total cost of equipment held under capital lease obligations was $51,434 at December 31, 2008 and 2007, with related accumulated amortization of $50,587 and  $40,002, respectively. The amortization of equipment under capital leases of $10,585 and $16,089 for the years ended December 31, 2008 and 2007, respectively, was recorded in depreciation expense.

Operating Leases

The Company relocated its headquarters in June 2006 and entered into an operating lease for the new office space. This lease expires in May 2012 and contains an escalation clause for 3% annual increases in the base monthly rent. The Company subleased the old headquarter office space which expires in May 2011 upon the relocation. The Company has three other office leases assumed from acquisitions. Two of them are from the Trinity acquisition. These leases expire in April 2009 and November 2010, respectively, and contain an escalation clause for 2% and 4% annual increases in the base month rent, respectively. The third lease is from the CTS acquisition. The lease expired in November 2008 and contained an escalation clause for 3% annual increases in the base month rent. In addition, the Company had one other office lease which expired on June 30, 2007. This lease contained an escalation clause of 3% in the base monthly rent on an annual basis plus a pro rata share of annual operating expenses.

The following is a schedule, by year, of future minimum rental payments required under the operating leases and the cash inflows for sublease income:

	Office Space	Sublease Income	Total

Years ending December 31, 2009	$942,147	$492,435	$449,712
2010	916,415	501,699	414,716
2011	612,090	194,262	417,828
2012	174,420	—	174,420
Total	$2,645,072	$1,188,396	$1,456,676

Total straight-line rent expense for the years ended December 31, 2008 and 2007 was $903,353 and $1,194,093, respectively. Sublease income was $429,047 for the years ended December 31, 2008 and 2007.

13. NET LOSS PER COMMON SHARE

Net loss per common share is presented in accordance with SFAS No. 128, “Earnings Per Share.” This statement requires dual presentation of basic and diluted net income per common share on the face of the income statement. Basic net income per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Years Ended December 31,
	2008	2007

Basic net loss per common share:
Loss from continuing operations	$(777,075)	$(725,335)
Loss from discontinued operations, net of income tax benefits	—	(108,588)

Net loss	(777,075)	(833,923)
Dividends on preferred stock	180,000	75,000
Net loss attributable to common stockholders	$(957,075)	$(908,923)

Weighted average common shares outstanding - basic	19,148,153	19,315,751
Treasury effect of stock options	—	—

Total weighted average common shares outstanding - diluted	19,148,153	19,315,751

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.05)	$(0.04)
Loss from discontinued operations	—	(0.01)

Basic and diluted net loss per common share	$(0.05)	$(0.05)

Common stock equivalents of 5,970,922 and 1,037,703 were not included in the computation of diluted net loss per common share for the years ended December 31, 2008 and 2007, respectively, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

In connection with the private placement on February 27, 2009, the Company exchanged of 1,700 shares of the Company’s outstanding Series A Preferred Stock for an aggregate of approximately 21.8 million shares of common. Refer to Note 21 of the Notes to Consolidated Financial Statements for a further discussion of the private placement.

14. RETIREMENT PLANS

The Company maintains a 401(k) profit sharing retirement plan for all eligible employees over 18 years old. Under the plan, employees become eligible to participate after one month of employment. The annual contribution under this plan is based on employee participation. The participants may elect to contribute up to 100% of their gross annual earnings limited to amounts specified in Internal Revenue Service Regulations as indexed for inflation. The Company’s matching contribution to the plan is determined annually by the Board of Directors. Effective October 1, 2007, the Company contributed an amount equal to 100% of the first 4 % of the employees’ contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Company’s matching contributions vest immediately. Prior to October 1, 2007, the Company contributed an amount equal to 100% of the first 3% of the employees’ contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Company’s matching contributions vest over a five year period. The Company’s contributions were $225,223 and $284,880 for the years ended December 31, 2008 and 2007, respectively.

15. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock are initially reserved for issuance under the Plan. At December 31, 2008, 3,758,799 shares of common stock are reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,071,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of December 31, 2008, 507,000 stock options and 2,925,000 shares of restricted common stock have been issued from the Plan and the remaining stock options of 2,622,000 were granted to employees from the Company’s previous plans.  Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, select the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

Effective December 15, 2005, the Board of Directors of the Company granted options to acquire 2,122,000 shares of common stock to certain individuals. Approximately, 571,000 option shares remained outstanding as of December 31, 2008 as 1,551,000 option shares had been canceled. These options were vested as of December 15, 2005, have an exercise price equal to $1.70 per share, and expire on December 14, 2015. The options were issued with immediate vesting in anticipation of the adoption of the Statement No. 123 (revised) as the Company did not believe compensation expense should be associated with these grants. The Company did not modify the options granted in December 2005 during 2006. Effective May 15, 2006 and December 18, 2006, the Company granted options to acquire 500,000 shares and 150,000 shares of common stock with exercise prices equal to $2.50 per share and $0.75 per share, respectively, to two of its officers pursuant to an offer of employment. The options expire on May 14, 2016 and December 18, 2016, respectively. Effective May 3, 2007, August 2, 2007 and August 13, 2007, the Company granted options to acquire 50,000 shares, 157,000 shares and 25,000 shares of common stock with exercise prices equal to $0.80 per share and $0.84 per share, respectively, to certain employees. The options expire on May 2, 2017, August 1, 2017 and August 12, 2017, respectively. Effective October 21, 2008, the Company granted options to acquire 125,000 shares of common stock to certain employees. The options have an exercise price equal to $0.20 per share, and expire on October 20, 2018. One third of the options will vest on each anniversary of the grant date.  The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly.

Additionally, the Company approved a modification on stock options granted between December 15, 2005 and August 13, 2007 to reduce the exercise price of options to purchase an aggregate of 1,453,000 shares of the Company’s common stock to $0.30 per share on October 21, 2008. In accordance with SFAS 123(R), a modification of the terms or conditions of an equity award should be treated as an exchange of the original award for a new award. The Company should recognize the fair value of the original awards plus the incremental compensation cost associated with the modification. The Company recognized $42 thousand of the incremental compensation immediately and the remaining amount of $10 thousand is to be recognized over the remaining vesting periods. Prior to such modification, the exercise prices of such options ranged from $0.75 to $2.50 per share. All other terms of the options remained the same. The options are held by 40 of the Company’s officers, directors and employees.

The following table summarizes the Company’s stock option activity.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at December 31, 2006	2,245,000	$1.81	—	9.2
Granted	232,000	0.83
Exercised	—	—
Canceled	(971,000)	1.70

Outstanding at December 31, 2007	1,506,000	$1.74	$72,800	8.5
Granted	125,000	0.20
Exercised	—	—
Canceled	(53,000)	1.70

Outstanding at December 31, 2008	1,578,000	$0.29	$—	7.6

Exercisable at December 31, 2007	840,667	$1.80	$12,000	8.2
Exercisable at December 31, 2008	1,081,667	$0.30	$—	7.3

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.05 and $0.99 at December 31, 2008 and 2007, respectively, over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 was $367,739 and $291,671, respectively.

The fair value of the options granted during fiscal 2008 and 2007 was $21 thousand and $162 thousand, respectively and is included as part of additional paid-in capital as vested. As of December 31, 2008, the Company had $227 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 1.1 years.

The following summarizes the stock options outstanding and exercisable at December 31, 2008.

	Options Outstanding			Options Exercisable

	Options	Weighted Average Exercise	Weighted Average Remaining Contractual	Options	Weighted Average Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$0.30	1,453,000	$0.30	7.0 – 8.6 years	1,081,667	$0.30
$0.20	125,000	$0.20	9.8 years	—	$—

	1,578,000	$0.29	7.6 years	1,081,667	$0.30

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Nonvested stock options at December 31, 2007	665,333	$1.04
Options granted	125,000	$0.17
Vested during period	(294,000)	$1.12
Options canceled and expired	—	$—

Nonvested shares under option at December 31, 2008	496,333	$0.82

Restricted Common Stock

On May 3, 2007, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, to certain individuals. The restricted shares will vest on January 2, 2012 and have no interim vesting periods. On October 21, 2008, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, to certain individuals. The restricted shares will vest on January 2, 2013 and have no interim vesting periods.

The restricted shares were issued from the Plan with the intent of providing a longer-term employment retention mechanism to key management and board members.

The following table summarizes the Company's restricted common stock activity.

				Weighted
			Weighted	Average
	Number of		Average	Remaining
	Restricted	Aggregate	Vesting	Vesting
	Common Stock	Fair Value	Periods	Periods
			(in years)	(in years)
Outstanding at December 31, 2006	—	$—
Granted	1,400,000	1,120,000

Outstanding at December 31, 2007	1,400,000	$1,120,000	4.7	4.0
Granted	1,525,000	305,000

Outstanding at December 31, 2008	2,925,000	$1,425,000	4.4	3.3

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The compensation expense recognized for the years ended December 31, 2008 and 2007 was $254,139 and $160,000, respectively.

The total fair value of the restricted stock granted in fiscal 2008 and 2007 was $0.3 million and $1.1 million, respectively, calculated by multiplying the number of restricted common stock granted and the closing market price of $0.20 on October 21, 2008 and $0.80 on May 3, 2007, respectively, and will be included as part of additional paid-in capital over the vesting period. As of December 31, 2008, the unrecognized compensation costs related to the remaining nonvested restricted stock was $1.0 million, which will be recognized over a weighted average period of 3.3 years.

Shares Reserved for Future Issuance

At December 31, 2008, the Company has reserved shares of common stock for future issuance as follows:

Conversion of Series A Preferred Stock	1,528,571
Conversion of Promissory Note	16,666,667
Exercise of common stock purchased warrants	232,733
Exercise of stock options	1,578,000
20,005,971

16. STOCKHOLDERS EQUITY

Common Stock

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

Dividends

The holders of outstanding shares of Series A Preferred Stock were entitled to receive a ten percent annual dividend on a pro rata basis according to their holding of shares paid out of any assets of the Company at the time legally available therefore (adjusted for stock splits or combinations of the Series A Preferred Stock, stock dividends paid in and on Series A Preferred Stock, or recapitalizations or any other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of Series A Preferred Stock), per fiscal year (the “Stated Dividend”). The Stated Dividend was to be paid in cash on a quarterly basis to the holders of Series A Preferred Stock entitled to receive such dividends.

Conversion

The holders of Series A Preferred Stock had conversion rights as follows:

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

Upon any such conversion, any declared but unpaid dividends were be paid by the Company out of funds legally available.

Liquidation

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (collectively, a “Liquidation”), before any distribution or payment shall be made to any of the holders of Common Stock, the holders of Series A Preferred Stock were entitled to receive out of the assets of the Company an amount equal to $0.01 per share of Series A Preferred Stock plus all accrued but unpaid dividends thereof (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the “Liquidation Amount”) for each share of Series A Preferred Stock held by them.

Redemption

The Company had the absolute right to redeem (unless otherwise prevented by law) any outstanding shares of Series A Preferred Stock in accordance with the following schedule:

•
From the date of issuance of the Series A Preferred Stock until the first anniversary of such issuance, the Company did not have the right to redeem the Series A Preferred Stock; From the day following the first anniversary of the date of issuance of  the Series A Preferred Stock until the second anniversary of such issuance, the Company had the right to redeem shares of the Series A Preferred Stock for the amount being redeemed plus a redemption fee equal to 15% of the amount to be redeemed in the event the price per share of the Common Stock, as quoted by Bloomberg, LP was equal to or less than $1.25. In the event the price per share of the Common Stock was greater than $1.25, the redemption fee was to be equal 7% of the amount to be redeemed.

•
From the day following the second anniversary of the date of issuance of the Series A Preferred Stock until the third (3rd) anniversary of such issuance, the Company had the right to redeem shares of the Series A Preferred Stock for a redemption fee equal to 5% of the amount to be redeemed in the event the price per share of the Common Stock, as quoted by Bloomberg, LP was equal to or less than $1.25. In the event the price per share of the Common Stock was greater than $1.25, the redemption fee was equal 2% of the amount to be redeemed.

•
From the day following the third anniversary of the date of issuance of the Series A Preferred Stock, the Company had the right to redeem shares of the Series A Preferred Stock for a redemption fee equal to 0% of the amount to be redeemed.

In connection with the private placement on February 27, 2009, the Company exchanged 1,700 shares of the Company’s outstanding Series A Preferred Stock for an aggregate of approximately 21.8 million shares of common stock and the repurchase of 100 shares of Series A Preferred Stock for a cash payment to certain shareholders of an aggregate of approximately $111,000. Refer to Note 21 of the Notes to Consolidated Financial Statements for a further discussion of the private placement.

Warrants

The preferred stock issuance on July 25, 2007 included 5-year warrants for the shareholder to purchase approximately 149,400 shares of common stock at $1.20 per share. The Company also issued warrants to the placement agent to purchase 83,333 common shares of the Company at $1.20 per share. The warrant were classified as equity in accordance with EITF No. 00-19 mainly due to the reason that there is not a choice of net cash settlement. Warrants issued were valued at $139 thousand, using the Black Scholes model, and recorded as part of additional paid-in capital using the Black Scholes model.

Refer to Note 21 of the Notes to Consolidated Financial Statements for a discussion of the Company’s Series A-1 Senior Preferred Stock, Class A Warrants and Class B Warrants.

17. CONTRACT STATUS

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

As of December 31, 2008, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company’s financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at December 31, 2008 approximate, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$117,533,945
Completed to date	101,101,460

Authorized backlog	$16,432,485

In addition, the foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $52,200,000.

Approximately 20% of the Company’s existing contracts are subject to renegotiation in 2009. The revenue amount subject to renegotiation is approximately $7.8 million based on the 2008 revenue attributable to those contracts.

18. RELATED PARTY TRANSACTIONS

On February 23, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, PSI, a wholly-owned subsidiary of the Company, and Mr. Raymond Huger, the Company’s Chairman of the Board of Directors, Co-founder and former Chief Executive Officer. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Mr. Huger purchased from the Company all of the outstanding capital stock of PSI in consideration of $1,580,000.00 payable in 1,775,281 shares of common stock of the Company based on the closing price per share of the Company’s common stock as of February 28, 2007. This transaction resulted in a gain of $78 thousand on the sale of discontinued operations in the first quarter of 2007, net of income taxes. On March 1, 2007, the Company issued a press release with respect to the successful consummation of the transactions set forth in the Stock Purchase Agreement among the Company, PSI and Mr. Huger. Mr. Huger is and remained as the prime shareholder of the Company before and after the transaction described above. Mr. Huger owned 55.7% of the total issued and outstanding shares of the Company’s common stock following the consummation of the transaction. On February 28, 2007, the Company entered into a voting agreement by and between the Company and Mr. Raymond Huger. Pursuant to the terms and conditions set forth in the voting agreement, Mr. Huger appointed the Company as Mr. Huger’s proxy and attorney-in-fact, with full power of substitution and resubstitution, to vote or act by written consent with respect to that number of shares of common stock beneficially owned by Mr. Huger as of the record date set by the Board of Directors of the Company in connection with such vote or act by written consent equal to the difference between the total number of shares of the Company’s common stock beneficially owned by Mr. Huger on such record date with respect to such vote or act by written consent minus that number of shares of the Company’s common stock which represent 49.0% of the total issued and outstanding shares of the Company’s common stock on the record date with respect to such vote or act by written consent.

19. LITIGATION

The Company, from time to time, is a party to litigation and legal proceedings that it believes to be a part of the ordinary course of business. While it cannot predict the ultimate outcome of these matters, the Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on its financial position.

During the year ended December 31, 2008, a former employee of the Company filed a claim with Maryland Department of Labor claiming that the Company owes him $0.1 million as a severance payment pursuant to an employment agreement with the Company. The Company filed an opposition; however, the Maryland Department of Labor and the Office of the Attorney General ruled on November 7, 2008 and February 26, 2009, respectively, that the claim is valid and should be paid. The Company has agreed to pay such employee an aggregate of approximately $92,000 in three equal installments.

20. SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

The following table presents the quarterly results for the Company for the years ended December 31, 2008 and 2007:

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Contract revenue	$10,796,898	$10,620,780	$9,564,459	$8,158,462
Gross margin	2,103,205	2,050,431	2,016,453	1,875,154
Net loss	$(237,488)	$(165,677)	$(224,147)	$(149,763)

Net loss per common share: (a)
Basic
Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted
Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.01)

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Contract revenue (b)	$11,550,614	$10,679,027	$11,114,416	$13,333,595
Gross margin (b)	1,476,218	1,529,550	2,097,503	2,049,096
Loss from continuing operations	(102,502)	(321,160)	(252,965)	(48,708)
Net loss	$(211,090)	$(321,160)	$(252,965)	$(48,708)

Net loss per common share: (a)
Basic
Loss from continuing operations	$(0.00)	$(0.02)	$(0.01)	$(0.00)
Net loss	$(0.01)	$(0.02)	$(0.01)	$(0.00)
Diluted
Loss from continuing operations	$(0.00)	$(0.02)	$(0.01)	$(0.00)
Net loss	$(0.01)	$(0.02)	$(0.01)	$(0.00)

(a)	The sum of the quarterly per share amounts may not equal annual per share amounts, as the quarterly calculations are based on varying numbers of weighted average common shares.
(b)
The Company reported its commercial business, previously reported as continuing operations, as discontinued operations      after the Company announced its intention to divest the commercial business on September 26, 2006 and accordingly, operating results from the commercial business have been presented separately from our continuing operation for all 2007 periods presented. The commercial business was sold on February 28, 2007.

21. SUBSEQUENT EVENTS

Preferred Stock

On February 27, 2009, the Company completed a private placement led by Hale Capital Partners, LP for gross proceed of $6.2 million. The Company issued 6,206 shares of Series A-1 Preferred Stock with par value of $0.01 per share, which bear an annual dividend of 12.5%. Each share of Series A-1 Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). The private placement included a 7-year Class A Warrants, which is subject to extension for an additional 7 years if the Company has not met certain milestones, to purchase 79.6 million shares of common stock at $0.0780 per share and a 7-year Class B Warrants to purchase 69.1 million shares of common stock at $0.0858 per share. Among the use of proceeds, $2.1 million was used to pay off the promissory note issued in connection with our acquisition of Trinity, we paid fees and transaction costs of approximately $0.7 million and we intend to use the remaining $3.4 million to pay down debt and for general working capital purposes.

Fees

The Company incurred the following fees related to the transaction:
•	loan origination fee of $242,035 in cash;
•	legal and due diligence fees of $270,000 in cash and
•	$100,000 in cash and warrants to purchase 1,602,565 common shares of the Company at $0.0780 per common share to Noble Financial Group

Dividends

The holders of the Series A-1 Preferred Stock are entitled to receive cumulative dividends at the rate of 12.5% per annum, accruing on a daily basis and compounding monthly, with 40% of such dividends payable in cash and 60% of such dividends payable by adding such amount to the Stated Value per share of the Series A-1 Preferred Stock. The dividend shall be paid on a monthly basis to the holders of Series A-1 Preferred Stock entitled to receive such dividends.

In connection with the private placement, the Company also announced the exchange of 1,700 shares of the Company’s outstanding Series A Preferred Stock for an aggregate of approximately 21.8 million shares of common stock and the repurchase of 100 shares of Series A Preferred Stock for a cash payment to certain shareholders of an aggregate of approximately $111,000.

Liquidation

Upon the occurrence of a liquidation event (including certain fundamental transactions), the holders of the Series A-1 Preferred Stock are entitled to receive prior and in preference to the payment of any amounts to the holders of any other equity securities of the Company (the “ Junior Securities ”) (i) 125% of the Stated Value of the outstanding shares of Series A-1 Preferred Stock, (ii) all accrued but unpaid cash dividends with respect to such shares of Series A-1 Preferred Stock and the (iii) specified repurchase prices with respect to all Warrants (as defined below) held by such holders.

Redemption

The Certificate of Designations of the Series A-1 Preferred Stock provides that any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares.

Warrants

The preferred stock issuance on February 27, 2009 included 7-year Class A Warrants to purchase an aggregate of 79,602,604 shares of Common Stock at an exercise price of $0.0780 per share and 7-year Class B Warrants to purchase an aggregate of 69,062,248 shares of Common Stock at an exercise price of $0.0858 per share (collectively, the “Warrants”). Except for the exercise price and number of shares of Common Stock subject to the Warrants, the terms of the Class A Warrants and the Class B Warrants are substantially similar. In addition, the Class A Warrants is subject to extension for an additional seven years if the Company has not met certain milestones. The Warrants may be exercised for cash or on a cashless exercise basis. The Warrants are subject to full ratchet anti-dilution provisions and other customary anti-dilution provisions as described therein. The Warrants further provide that in the event of certain fundamental transactions or the occurrence of an event of default under the Certificate of Designations that the holder of the Warrants may cause the Company to repurchase such Warrants for the purchase price specified therein. The Company is currently working on classifying the warrants in accordance with EITF No. 00-19.

PARADIGM HOLDINGS, INC.,
a Wyoming corporation
Date: March 30, 2009
	By:	/s/ Peter B. LaMontagne
Peter B. LaMontagne
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009
	By:	/s/ Peter B. LaMontagne
Peter B. LaMontagne
President, Chief Executive Officer (Principal
Executive Officer) and Director

Date: March 30, 2009	By:	/s/ Richard Sawchak
Richard Sawchak
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2009	By:	/s/ Raymond A. Huger
Raymond A. Huger
Chairman of the Board of Directors

Date: March 30, 2009
	By:	/s/ Francis X. Ryan
Francis X. Ryan
Director

Date: March 30, 2009
	By:	/s/ John A. Moore
John A. Moore
Director

Date: March 30, 2009
	By:	/s/ Edwin Mac Avery
Edwin Mac Avery
Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Article of Incorporation, as amended	Provided herewith

3.2	By-laws, as amended	Provided herewith

3.3	Certificate of Designations of Series A-1 Senior Preferred Stock	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on February 27, 2009

4.1	Form of Class A Warrant	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 3009

4.2	Form of Class B Warrant	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 3009

4.3	Class A-1 Warrant dated February 27, 2009 issued to Noble International Investments, Inc. by Paradigm Holdings, Inc.	Provided herewith

10.1	Stock Purchase Agreement, dated January 29, 2007, by and among Paradigm Holdings, Inc., Trinity IMS, Inc. and the shareholders of Trinity IMS, Inc.	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on January 31, 2007

10.2	Stock Purchase Agreement, dated February 23, 2007, by and among Paradigm Holdings, Inc., Paradigm Solutions International, Inc. and Mr. Raymond Huger	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on March 1, 2007

10.3	Voting Agreement, dated February 28, 2007, by and between Paradigm Holdings, Inc. and Mr. Raymond Huger	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on March 1, 2007

10.4	Loan Agreement, dated March 13, 2007, entered into between Paradigm Holdings, Inc. and Silicon Valley Bank, effective on March 13, 2007	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on March 19, 2007

10.5	Promissory Note, dated April 9, 2007, issued by Paradigm Holdings, Inc. to Theresa Kleszewski	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on April 13, 2007

10.6*	Executive Employment Agreement, dated April 9, 2007, by and between Paradigm Holdings, Inc. and Christian L. Kleszewski	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K as filed with the Commission on April 13, 2007

EXHIBIT NO.	DESCRIPTION	LOCATION
10.7*	Notice of Grant of Restricted Stock Award, dated May 3, 2007, by and between the Company and the executive officers and board of directors	Incorporated by reference to Exhibits 99s of the Registrant's Current Report on Form 8-K as filed with the Commission on May 9, 2007

10.8	Purchase Agreement, dated June 6, 2007, by and among Paradigm Holdings Inc., Caldwell Technology Solutions, LLC and the members of Caldwell Technology Solutions, LLC	Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 12, 2007

10.9*	Executive Employment Agreement, dated July 2,2007, by and between Paradigm Holdings Inc. and Sam Caldwell	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on July 6, 2007

10.10	Certificate of Designation for Series A Preferred Stock and Form of Warrant issued to investors	Incorporated by reference to Exhibits 99s of the Registrant's Current Report on Form 8-K as filed with the Commission on July 31, 2007

10.11	Announcement of the presentation to be discussed at the Noble Financial Group investor conference on August 20, 2007	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on August 20, 2007

10.12	Change in Registrant’s certifying accountant from BDO Seidman, LLP to Grant Thornton, LLP	Incorporated by reference to Exhibit 99s of the Registrant’s Current Report on Form 8-K as filed with the Commission on August 21, 2007

10.13	First Loan Modification Agreement, dated August 11, 2008, between Paradigm Holdings, Inc. and Silicon Valley Bank	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the Commission on August 13, 2008

10.14	Amendment No. 1 to Secured Promissory Note effective as of October 31, 2008 between Paradigm Holdings, Inc. and Theresa Kleszewski	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Commission on November 14, 2008

10.15	Preferred Stock Purchase Agreement dated February 27, 2009 among Paradigm Holdings, Inc., Hale Capital Partners, LP and the other purchasers identified on the signature pages thereto	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 3009

10.16	Side Letter dated February 27, 2009 between Hale Capital Partners, LP and EREF PARA, LLC and accepted and agreed to by Paradigm Holdings, Inc.	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 3009

10.17	Preferred Stock Exchange Agreement dated February 27, 2009 among Paradigm Holdings, Inc. and the persons listed on Schedule I thereto	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 3009

10.18	Preferred Stock Redemption Agreement dated February 27, 2009 among Paradigm Holdings, Inc., Semper Finance, Inc. and USA Asset Acquisition Corp.	Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 3009

EXHIBIT NO.	DESCRIPTION	LOCATION
14.1	Code of Ethics	Incorporated by reference to the Company’s Registration Statement on Form SB-2 dated February 11, 2005

21.1	Subsidiaries of Registrant	Provided herewith

23.1	Consent of Grant Thornton LLP	Provided herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

*	Management contract or compensatory plan or arrangement