Form 10-Q
period 2009-03-31
Paradigm Holdings, Inc
filed 2009-05-15
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

Shares of common stock outstanding on May 8, 2009 were 43,868,027.

CERTIFICATIONS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$52,257
Accounts receivable — contracts, net	6,704,173	6,920,768
Prepaid expenses	919,206	1,033,837
Prepaid corporate income taxes	46,320	47,092
Deferred income tax assets	28,247	60,269
Other current assets	378,624	554,610
Total current assets	8,076,570	8,668,833
Property and equipment, net	162,051	183,612
Goodwill	3,991,605	3,991,605
Intangible assets, net	1,157,773	1,244,591
Deferred financing costs, net	1,008,780	—
Deferred income tax assets, net of current portion	318,862	211,326
Other non-current assets	128,918	172,029
Total Assets	$14,844,559	$14,471,996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	$411,413	$—
Note payable — line of credit	4,019,658	5,949,983
Note payable — promissory note	—	2,000,000
Capital leases payable, current portion	—	1,578
Accounts payable and accrued expenses	1,893,681	3,498,690
Accrued salaries and related liabilities	1,327,042	1,474,133
Mandatorily redeemable preferred stock, current portion	50,000	—
Other current liabilities	170,210	227,200
Total current liabilities	7,872,004	13,151,584
Long-term liabilities
Other non-current liabilities	165,530	183,870
Mandatorily redeemable preferred stock - $.01 par value, 10,000,000 shares authorized, 6,206 shares issued and outstanding as of March 31, 2009	4,324,077	—
Put warrants	1,971,058	—
Total liabilities	14,332,669	13,335,454
Commitments and contingencies
Convertible preferred stock - $.01 par value, 10,000,000 shares authorized, 0 and 1,800 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively. Each share of convertible preferred stock has a liquidation preference of $0.01 per share plus all accrued but unpaid dividends	—	18
Common stock - $.01 par value, 50,000,000 shares authorized, 40,943,027 shares and 19,148,153 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	409,431	191,482
Additional paid-in capital	3,000,496	3,215,400
Accumulated deficit	(2,898,037)	(2,270,358)
Total stockholders’ equity	511,890	1,136,542
Total liabilities and stockholders’ equity	$14,844,559	$14,471,996

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Contract Revenue
Service contracts	$5,578,538	$7,046,526
Repair and maintenance contracts	2,129,087	3,750,372
Total contract revenue	7,707,625	10,796,898
Cost of revenue
Service contracts	4,318,086	5,476,142
Repair and maintenance contracts	1,868,484	3,217,550
Total cost of revenue	6,186,570	8,693,692
Gross margin	1,521,055	2,103,206
Selling, general and administrative	1,830,318	2,157,155
Loss from operations	(309,263)	(53,949)
Other income (expense)
Interest income	4	624
Change in fair value of put warrants	(42,891)	—
Interest expense – mandatorily redeemable preferred stock	(133,276)	—
Interest expense	(216,547)	(265,610)
Total other expense	(392,710)	(264,986)
Loss from operations before income taxes	(701,973)	(318,935)
Benefit for income taxes	(74,294)	(81,447)
Net loss	(627,679)	(237,488)
Dividends on preferred stock	78,870	45,000
Net loss attributable to common shareholders	$(706,549)	$(282,488)

Weighted average number of common shares:
Basic	26,413,111	19,148,153
Diluted	26,413,111	19,148,153

Basic and diluted net loss per common share	$(0.03)	$(0.01)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(627,679)	$(237,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	161,468	140,031
Depreciation and amortization	112,379	178,436
Bad debt recovery	—	(16,176)
Amortization of deferred financing costs	30,891	—
Interest expense for accretion of warrant discount	33,429	—
Accretion of preferred stock	41,373	—
Change in fair value of put warrants	42,891	—
Deferred income taxes	(75,514)	(69,956)
(Increase) Decrease in
Accounts receivable - contracts, net	216,595	(763,107)
Prepaid expenses	109,631	(146,646)
Prepaid corporate income taxes	772	(60,548)
Other current assets	175,986	39,659
Other non-current assets	8,111	(109,291)
(Decrease) Increase in
Accounts payable and accrued expenses	(1,736,943)	(371,741)
Accrued salaries and related liabilities	(147,091)	(74,627)
Other current liabilities	(56,990)	173,437
Other non-current liabilities	(18,340)	(49,828)
Net cash used in operating activities	(1,729,031)	(1,367,845)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisition	—	(87,339)
Purchase of property and equipment	(3,999)	(12,802)
Net cash used in investing activities	(3,999)	(100,141)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	411,413	(897,215)
Payments on capital leases	(1,578)	(9,290)
Payment on notes payable	(2,000,000)	(18,228)
Proceeds from mandatorily redeemable preferred stock	6,206,000	—
Preferred stock issuance costs	(822,737)	—
Dividends paid on Series A Preferred Stock	(75,000)	(45,000)
Repurchase of Series A Preferred Stock	(107,000)	—
Proceeds from line of credit	12,029,434	18,752,088
Payments on line of credit	(13,959,759)	(16,294,585)
Net cash provided by financing activities	1,680,773	1,487,770
Net (decrease) increase in cash and cash equivalents	(52,257)	19,784
Cash and equivalents, beginning of period	52,257	7,771
Cash and cash equivalents, end of period	$—	$27,555

For the three months ended March 31,	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the quarter:
Cash paid for income taxes	$98	$51,178
Cash paid for interest	$325,918	$279,277
Non-cash financing activities:
Conversion of Series A preferred stock to common stock	$1,191,771	$—
Preferred stock issuance costs incurred but not paid	$176,934	$—
Dividends declared but not paid	$—	$45,000

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Paradigm Holdings, Inc. (the “Company”) is the parent of the wholly owned subsidiaries, Paradigm Solutions Corp., Trinity IMS, Inc. (“Trinity”) and Caldwell Technology Solutions, LLC (“CTS”). Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) for additional information on our corporate structure.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) are omitted in this interim report. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Annual Report on Form 10-K for the Company for the year ended December 31, 2008.

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

Liquidity

As of March 31, 2009, the Company had an accumulated deficit of approximately $2.9 million and working capital of $0.2 million. Additionally, the Company is dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) and the combination of in-process cost reductions along with the completion of fundraising activities on February 27, 2009 will be adequate to meet future liquidity needs for the next twelve months.

For a description of the Company’s accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for Paradigm Holdings, Inc. for the year ended December 31, 2008.

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

☐
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

☐
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

Share-based Compensation

The Company follows the provisions of SFAS No. 123R, “Share-Based Payment”, to account for share-based compensation. Option awards granted after January 1, 2006 and those previously granted, but for which vesting provisions had not been met, are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock granted after January 1, 2006 is valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $161 thousand and $140 thousand for the three months ended March 31, 2009 and 2008, respectively, including the expense recognized for the restricted common stock issued on October 21, 2008 and May 3, 2007. The Company did not grant any share-based awards for the three months ended March 31, 2009 and 2008.

Valuation of Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of EITF 00-19. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability as of March 31, 2009. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 73% and 68% of total revenue was generated from three major customers during the three months ended March 31, 2009 and 2008, respectively. The Company’s accounts receivable related to these major customers was 65% and 63% of total accounts receivable at March 31, 2009 and at December 31, 2008, respectively. The Company defines major customer by agencies within the federal government.

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

Recent Accounting Pronouncements – Not Yet Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) No. 157-4 (“FSP No. 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  The Company will adopt FSP No. 157-4 effective June 30, 2009. The adoption of FSP No. 157-4 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. The Company will adopt FSP No. 107-1 and APB 28-1 effective June 30, 2009. The adoption of FSP No. 107-1 and APB 28-1 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

 In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. 115-2 and No. 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The Company will adopt FSP No. 115-2 and No. 124-2 effective June 30, 2009. The adoption of FSP No. 115-2 and No. 124-2 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

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

On January 1, 2009, the Company adopted FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of this FSP. The adoption of FSP No. 157-2 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2009, the Company adopted FSP No. 142-3, “Determination of the useful life of intangible assets.” FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. The adoption of FSP No. 142-3 may impact the Company in the future if the Company acquires intellectual property or other assets.

On January 1, 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments’ liability and equity components results in the recording of more interest cost over the life of the convertible debt instrument, because of an initial debt discount. The adoption of FSP APB 14-1 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method, as described in FASB Statement 128, “Earnings per Share.” The Company does not issue share-based payment awards that contain nonforfeitable rights to dividends and, as a result, the adoption of FSP EITF 03-6-1 did not have a significant effect on its consolidated financial statements.

On January 1, 2009, the Company adopted FSP EITF 99-20-1, “Amendment to the Impairment Guidance of EITF Issue 99-20.” FSP EITF 99-20-1 amends the impairment guidance in EITF Issue 99-20 to achieve more consistent determination of whether an other-than temporary-impairment has occurred. The Company does not have any beneficial interest in securitized financial assets and, as a result, the adoption of FSP EITF 99-20-1 did not have a significant effect on its consolidated financial statements.

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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

Fair Value Measurement at March 31, 2009 Using:
		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total Fair Value	Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)

Put warrants	$1,971,058	$—	$1,971,058	$—

The Company values the put warrants using the Black-Scholes model with the following assumptions:

Exercise price	$0.078 & $0.0858
Underlying common stock price	$0.07
Volatility	104.0%
Contractual term	6.9 years
Risk free interest rate	2.28%
Common stock dividend rate	0%
Dilution factor	22.6%

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company as long as the warrants remain classified as a liability.

3. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service. The components of accounts receivable are as follows:

	March 31, 2009	December 31, 2008

Billed receivables	$3,943,213	$3,826,514
Unbilled receivables	2,760,960	3,094,254

Total accounts receivable – contracts, net	$6,704,173	$6,920,768

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at March 31, 2009 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 as an allowance for doubtful accounts related to certain customers at March 31, 2009 and December 31, 2008.

4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2009	December 31, 2008

Prepaid insurance, rent and software maintenance agreements	$134,499	$136,357
Contract-related prepaid expenses	473,573	618,439
Other prepaid expenses	311,134	279,041

Total prepaid expenses	$919,206	$1,033,837

5. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	March 31, 2009	December 31, 2008

Furniture and fixtures	$109,445	$109,445
Equipment	778,121	778,121
Software	532,767	528,768
Leasehold improvement	43,194	43,194
Total property and equipment	1,463,527	1,459,528
Accumulated depreciation	(1,301,476)	(1,275,916)

Property and equipment, net	$162,051	$183,612

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 was $25,561, and $91,617, respectively.

6. DEFERRED FINANCING COSTS

Deferred financing costs are as follows:

	March 31, 2009	December 31, 2008

Financing costs	$1,039,671	$—
Accumulated amortization	(30,891)	—

Net carrying amount	$1,008,780	$—

Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest rate method. Amortization expense included in interest expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 was $30,891. There was no amortization expense for the three months ended March 31, 2008.

For the remaining nine months ending December 31, 2009	$258,237
For the years ending December 31,
2010	358,305
2011	353,792
2012	38,446

7. INTANGIBLE ASSETS

Intangible assets are as follows:

	March 31, 2009	December 31, 2008

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(652,227)	(565,409)

Net carrying amount	$1,157,773	$1,244,591

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions in 2007. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 was $86,818. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining nine months ending December 31, 2009	$260,455
For the years ending December 31,
2010	347,273
2011	347,273
2012	202,772

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	March 31, 2009	December 31, 2008

Accounts payable	$1,399,407	$2,969,262
Accrued expenses	494,274	529,428

Total accounts payable and accrued expenses	$1,893,681	$3,498,690

9. DEBTS

At March 31, 2009 and December 31, 2008, outstanding debts consisted of the following:

	March 31, 2009	December 31, 2008

Current debts:
Note payable – line of credit	$4,019,658	$5,949,983
Note payable – promissory note	—	2,000,000
Mandatorily redeemable preferred stock, current portion	50,000	—
Total current debt	$4,069,658	$7,949,983

Long-term debts:
Mandatorily redeemable preferred stock	$6,206,000	$—
Accretion of preferred stock	41,373	—
Less: unamortized discount	(1,873,296)	—
Carrying amount	4,374,077	—
Less: current portion	(50,000)	—
Mandatorily redeemable preferred stock, net of current portion	$4,324,077	$—
Put warrants	$1,971,058	$—
Total long-term debt, net of current portion	$6,295,135	$—

Note Payable – Line of Credit

On March 13, 2007, the Company entered into two Loan and Security Agreements with SVB, one of which provided for a revolving credit facility of up to $10 million and the other of which provided for a working capital line of credit of up to $12 million. SVB and the Company have agreed that the revolving credit facility has no further force or effect. The Company continues to use the working capital line of credit to borrow funds for working capital and general corporate purposes. References to the Loan and Security Agreement in this description refer to the working capital line of credit agreement. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement.

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement to waive the covenant compliance for the periods ended June 30 and July 31, 2008 and provide for modified EBITDA covenant amounts for the remainder of 2008. The EBITDA covenant amounts for 2009 remain unchanged from the original agreement. The Company was not in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended March 31, 2009. SVB has waived such noncompliance. As of March 31, 2009, the Company had $4.0 million outstanding, and $0.5 million additional availability, under its working capital line of credit with SVB.

On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to May 12, 2009 and modify the funds available under the working capital line of credit facility to not exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant are consistent with the previous agreement for the remainder of the extension period. SVB and the Company are working on renewing the Loan and Security Agreement for an additional one-year period. Based on the term sheet provided to the Company by SVB, the Company believes that the interest rates and access to funding under the agreement will be similar to the extension agreement. The EBITDA covenant and other significant terms contained within the agreement are currently being negotiated by the Company and SVB.

On May 4, 2009, the Company and SVB entered into a Third Loan Modification Agreement. This Third Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 12, 2009.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of March 31, 2009, no events of default had occurred.

Note Payable – Promissory Note

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

Effective as of October 31, 2008, the Company negotiated an amendment to the promissory note that extended the payment date of the Remainder Amount from October 31, 2008 to December 15, 2008 in exchange for a cash fee of $40,000 plus accrued and unpaid interest based on the original terms. If the Company failed to pay the Remainder Amount by December 15, 2008, the Company was required to pay an amount equal to $60,000 plus all accrued and unpaid interest through December 15, 2008. If the Company failed to pay the amounts owed under the promissory note by December 15, 2008, interest was to accrue, at a rate equal to 12% per annum, on such amounts. The Company did not pay the Reminder Amount prior to December 15, 2008. The failure by the Company to pay the Remainder Amount on or before December 15, 2008 did not constitute a default under the promissory note. The Company and Christian Kleszewski (the Company’s Vice President (Trinity, IMS)) separately agreed that the $1.0 million portion of the promissory note payable to Mr. Kleszewski was to be due in January 2009. The Company used a portion of the proceeds from the private placement described below to pay the note in full on February 27, 2009.

Mandatorily Redeemable Preferred Stock and Warrants

On February 27, 2009, the Company completed a private placement to a group of investors led by Hale Capital Partners, LP (“the Purchasers”) for gross proceed of $6.2 million. The Company issued 6,206 shares of Series A-1 Preferred Stock, which bear an annual dividend of 12.5%. Each share of Series A-1 Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). The private placement included 7-year Class A Warrants to purchase an aggregate of 79,602,604 shares of Common Stock at an exercise price of $0.0780 per share and 7-year Class B Warrants to purchase an aggregate of 69,062,248 shares of Common Stock at an exercise price of $0.0858 per share (collectively, the “Warrants”). We refer to the Class A Warrants, the Class B Warrants and the Series A-1 Preferred Stock collectively as the “Securities”. Except for the exercise price and number of shares of Common Stock subject to the Warrants, the terms of the Class A Warrants and the Class B Warrants are substantially similar. In addition, the Class A Warrants are subject to extension for an additional seven years if the Company has not met certain milestones. The Warrants may be exercised for cash or on a cashless exercise basis. The Warrants are subject to full ratchet anti-dilution provisions and other customary anti-dilution provisions as described therein. The Warrants further provide that in the event of certain fundamental transactions or the occurrence of an event of default under the Certificate of Designations that the holder of the Warrants may cause the Company to repurchase such Warrants for the purchase price specified therein. Among the use of proceeds, $2.1 million was used to pay off the promissory note issued in connection with our acquisition of Trinity, we paid fees and transaction costs of approximately $1.0 million and we used the remaining $3.1 million to pay down debt and for general working capital purposes.

Voting

The holders of Series A-1 Preferred Shares are entitled to vote together with the common stock on all matters and in the same manner.  Each share of the Series A Preferred Stock shall entitle the holders to the number of votes equal to the number of shares of the common stock issuable upon exercise of all Class A Warrants held by such holder as of the record date for the vote.

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

Redemption

The Certificate of Designations of the Series A-1 Preferred Stock provides that any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock held by that Purchaser for no additional consideration.

Covenants

The Preferred Stock Purchase Agreement and the Certificate of Designations also contain certain affirmative and negative covenants. The negative covenants require the prior approval of Hale Capital, for so long as (i) an aggregate of not less than 15% of the shares of Series A-1 Preferred Stock purchased on February 27, 2009 are outstanding, (ii) Warrants to purchase an aggregate of not less than 20% of the shares issuable pursuant to the Warrants on February 27, 2009 are outstanding or (iii) the Purchasers, in the aggregate, own not less than 15% of the common stock issuable upon exercise of all Warrants on February 27, 2009 (we refer to (i), (ii) and (iii) as the “Ownership Threshold”) in order for the Company to take certain actions, including, among others, (i) amending the Company’s Articles of Incorporation or other charter documents, (ii) liquidating, dissolving or winding-up the Company, (iii) merging with, consolidating with or acquiring or being acquired by, or selling all or substantially all of its assets to, any person, (iv) selling, licensing or transferring any capital stock or assets with a value, individually or in the aggregate, of $100,000 or more, (v) undergoing certain fundamental transactions, (vi) certain issuances of capital stock, (vii) certain redemptions or dividend payments, (viii) the creation, incurrence or assumption of certain types of indebtedness or liens, (ix) increasing or decreasing the size of the Company’s Board of Directors and (x) appointing, hiring, suspending or terminating the employment or materially modifying the compensation of any executive officer.

The Company accounts for its preferred stock based upon the guidance enumerated in SFAS No. 150. The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the purchase price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to EITF No. 00-19 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The warrants should be measured at fair value, with changes in fair value reported in earnings as long as the warrants remain classified as a liability. The initial proceeds allocated to preferred shares and warrants are $4,299,274 and $1,906,726, respectively

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the warrants, the effective interest rate is 26.79%. The Company also incurred approximately $1,040,000 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred stock from the date of issuance to March 31, 2009, was an increase of approximately $43 thousand from $1.9 million as of February 27, 2009 to $2.0 million as of March 31, 2009. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations for the three months ended March 31, 2009.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2005, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the Company’s financial results. As of March 31, 2009, the Company had recorded immaterial interest and penalties associated with the filing of the 2006 and 2007 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income tax expense.

The Company recorded a current income tax benefit as of March 31, 2009 of $74 thousand. The Company expects to utilize this benefit to off-set taxable income from the remaining nine months ending December 31, 2009.

11. NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per common share has been computed in a manner consistent with that of basic net loss per common share giving the loss position of the Company. The following table reflects the computation of the Company's basic and diluted net loss per common share for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31, 2009	March 31, 2008
Basic and diluted net loss per common share:
Net loss	$(627,679)	$(237,488)
Dividends on preferred stock	78,870	45,000
Net loss attributable to common stockholders	$(706,549)	$(282,488)

Weighted average common shares outstanding – basic	26,413,111	19,148,153
Treasury effect of stock options	—	—

Total weighted average common shares outstanding – diluted	26,413,111	19,148,153

Basic and diluted net loss per common share	$(0.03)	$(0.01)

Common stock equivalents of 54,821,539 and 4,451,043 were not included in the computation of diluted net loss per common share for the three months ended March 31, 2009 and 2008, respectively, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

12. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock are were initially reserved for issuance under the Plan. At March 31, 2009, 3,758,799 shares of common stock were reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,057,667 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of March 31, 2009, 2,925,000 shares of restricted common stock and options to purchase 507,000 shares of common stock have been issued under the Plan and options to purchase 2,622,000 shares of common stock have been granted outside of the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at December 31, 2008	1,578,000	$0.29	$—	7.6
Granted	—	—
Exercised	—	—
Canceled	(15,000)	0.23

Outstanding at March 31, 2009	1,563,000	$0.29	$—	7.4

Exercisable at December 31, 2008	1,081,667	$0.30		7.3
Exercisable at March 31, 2009	1,080,000	$0.30	$—	7.0

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.07 at March 31, 2009 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 was $83 thousand and $80 thousand, respectively.

The Company did not grant any stock options during the three months ended March 31, 2009 and 2008. The fair value of the options granted during fiscal 2008 was $20 thousand and is included as part of additional paid-in capital as vested. As of March 31, 2009, the Company had $139 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 1.1 years.

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

The following table summarizes the Company's restricted common stock activity.

Weighted
			Weighted	Average
	Number of		Average	Remaining
	Restricted	Aggregate	Vesting	Vesting
	Common Stock	Fair Value	Periods	Periods
			(in years)	(in years)
Outstanding at December 31, 2008	2,925,000	$1,425,000	4.4	3.3
Granted	—

Outstanding at March 31, 2009	2,925,000	$1,425,000	4.4	3.0

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three months ended March 31, 2009 and 2008 was $78 thousand and $60 thousand, respectively.

The total fair value of the restricted stock granted in fiscal 2008 and 2007 was $0.3 million and $1.1 million, respectively, calculated by multiplying the number of shares of restricted common stock granted and the closing market price of $0.20 on October 21, 2008 and $0.80 on May 3, 2007, respectively, and will be included as part of additional paid-in capital over the vesting period. As of March 31, 2009, the unrecognized compensation costs related to the remaining nonvested shares of restricted stock was $0.9 million, which will be recognized over a weighted average period of 3.0 years.

13. STOCKHOLDERS EQUITY

Series A Preferred Stock

On July 25, 2007, the Company completed a private placement led by members of the Company's senior management and Board of Directors for gross proceeds of $1.8 million. The Company issued 1,800 shares of convertible preferred stock (“Series A Preferred Stock”) with par value of $0.01 per share, which bore an annual dividend of 10% and were convertible into 1.5 million shares of the Company's common stock at an average of $1.20 per common share. The private placement included 5-year warrants to purchase approximately 149,400 shares of common stock at $1.20 per share. Proceeds from this offering were used for general working capital and acquisition financing. The investors included certain of the officers and directors of the Company.

In connection with the private placement on February 27, 2009, the Company exchanged 1,700 shares of the Company’s outstanding Series A Preferred Stock for an aggregate of approximately 21.8 million shares of common stock and repurchased 100 shares of Series A Preferred Stock for a cash payment to certain shareholders of an aggregate of approximately $107,000, excluding approximately $4,000 of dividends.

Warrants

In connection with the Series A Preferred Stock issuance on July 25, 2007, the Company issued the purchasers of the Series A Preferred Stock 5-year warrants to purchase an aggregate of approximately 149,400 shares of common stock at $1.20 per share. The Company also issued warrants to the placement agent to purchase 83,333 common shares of the Company at $1.20 per share. The warrants were classified as equity in accordance with EITF No. 00-19 primarily because such warrants do not provide for net cash settlement. Warrants issued were valued at $139 thousand, using the Black Scholes model, and recorded as part of additional paid-in capital using the Black Scholes model.

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

As of March 31, 2009, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at March 31, 2009 approximately, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$112,355,337
Completed to date	99,012,131

Authorized backlog	$13,343,206

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $54,660,000.

As of March 31, 2009, three of the Company's existing contracts are subject to renegotiation during the remainder of 2009.

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to 182 personnel (full time, part time, and consultants) at March 31, 2009. The 2009 annual run-rate of revenue is approximately $31 million, based on revenue for the three months ended March 31, 2009. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of March 31, 2009, Paradigm had three wholly-owned subsidiaries, Paradigm Solutions Corp. (“PSC”), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of National Security programs within the Intelligence Community.

We derive substantially all of our revenue from fees for IT solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the three months ended March 31, 2009, our business was comprised of 57% fixed price and 43% time and material contracts.

For the three months ended March 31, 2009, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, all agencies within the federal government, generated approximately 73% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

The following critical accounting policies require management’s judgment and estimation, where such estimates have a material effect on the condensed consolidated financial statements:

•	accounting for revenue recognition
•	accounting for cost of revenue
•	accounting for goodwill and intangible assets
•	accounting for impairment of long-lived assets
•	accounting for share-based compensation
•	accounting for valuation of warrants
•	accounting for income taxes
•	accounting for segment reporting

For a description of these critical accounting policies except for the accounting for valuation of warrants, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Paradigm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Valuation of Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of EITF 00-19. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability as of March 31, 2009. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that have a current or future potential impact on our consolidated financial statements are as follows:

Recent Accounting Pronouncements – Not Yet Adopted

STAFF POSITION NO. 157-4

DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY

In April 2009, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) No. 157-4 (“FSP No. 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”

SCOPE OF THIS STATEMENT

FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  The Company will adopt FSP No. 157-4 effective June 30, 2009. The adoption of FSP No. 157-4 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

STAFF POSITION NO. 107-1 AND APB 28-1

INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.” THIS FSP WHICH AMENDS SFAS NO. 107, “DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”

SCOPE OF THIS STATEMENT

FSP No. 107-1 and APB 28-1 require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. The Company will adopt FSP No. 107-1 and APB 28-1 effective June 30, 2009. The adoption of FSP No. 107-1 and APB 28-1 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

STAFF POSITION NO. 115-2 AND NO. 124-2

RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”

SCOPE OF THIS STATEMENT

FSP No. 115-2 and No. 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The Company will adopt FSP No. 115-2 and No. 124-2 effective June 30, 2009. The adoption of FSP No. 115-2 and No. 124-2 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

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

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations.” The statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquiree and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS No. 141 (revised 2007) did not have a material impact on the Company’s statements of operations, financial position or cash flows. The Company will apply SFAS No. 141 (revised 2007) to its future acquisitions, if any.

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.” FSP No. 157-2 applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) and defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of this FSP. The adoption of FSP No. 157-2 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

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

On January 1, 2009, the Company adopted FSP EITF 99-20-1(“FSP EITF 99-20-1”), “Amendment to the Impairment Guidance of EITF Issue 99-20.” FSP EITF 99-20-1 amends the impairment guidance in EITF Issue 99-20 to achieves more consistent determination of whether an other-than temporary-impairment has occurred. The Company does not have any beneficial interest in securitized financial assets and, as a result, the adoption of FSP EITF 99-20-1 did not have a significant effect on its consolidated financial statements

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Paradigm’s condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with Paradigm’s consolidated financial statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Paradigm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	2009	2008

Revenue	$7,708	10,797	100.0%	100.0%
Cost of Revenue	6,187	8,694	80.3	80.5
Gross Margin	1,521	2,103	19.7	19.5
Selling, General & Administrative	1,830	2,157	23.7	20.0
Loss from operations	(309)	(54)	(4.0)	(0.5)
Other expense	(393)	(265)	(5.1)	(2.5)
Benefit for income taxes	(74)	(82)	(1.0)	(0.8)
Net loss	$(628)	(237)	(8.1)%	(2.2)%

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total contract revenue.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	2009	2008
Federal Service Contracts	$5,579	$7,047	72.4%	65.3%
Federal Repair & Maintenance Contracts	2,129	3,750	27.6	34.7
Total Revenue	$7,708	$10,797	100.0%	100.0%

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenue. For the three months ended March 31, 2009, revenue decreased 28.6% to $7.7 million from $10.8 million for the same period in 2008. The decrease in revenue is attributable to the completion of one of our federal service contracts during the second quarter of 2008 and a decrease in our federal repair and maintenance contracts business of $1.6 million. The decrease in repair and maintenance business is attributable to a reduction in revenue on one federal contract due to a reduction in scope. We expect our current lower revenue run-rate to be reflective of near-term anticipated results

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended March 31, 2009, cost of revenue decreased 28.8% to $6.2 million from $8.7 million for the same period in 2008. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 80.3% for the three months ended March 31, 2009 as compared to 80.5% for the same period in 2008. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the three months ended March 31, 2009, gross margin decreased 27.7% to $1.5 million from $2.1 million for the same period in 2008. The decrease in gross margin is primarily attributable to the decrease in revenue. Gross margin as a percentage of revenue increased to 19.7% for the three months ended March 31, 2009 from 19.5% for the same period in 2008. Gross margin as a percentage of revenue increased due to higher gross margin on our time and material contracts. Gross margin as a percentage of  service contracts revenue increased to 22.6% from 22.3% for the same period in 2008. The increase in services gross margin is due to higher gross margin on our time and material contracts. Gross margin as a percentage of our maintenance contracts decreased to 12.2% from 14.2% for the same period in 2008. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative. For the three months ended March 31, 2009, selling, general & administrative (“SG&A”) expenses decreased 15.2% to $1.8 million from $2.2 million for the same period in 2008. As a percentage of revenue, SG&A expenses increased to 23.7% for the three months ended March 31, 2009 from 20.0% for the same period in 2008. The decrease in SG&A expense is attributable to reductions in SG&A expense because of lower revenue. Management will continue monitoring SG&A expenses in 2009 to balance the impact resulting from decreased revenues.

Other Expense. For the three months ended March 31, 2009, other expense increased 48.2% to $393 thousand from $265 thousand for the same period in 2008. As a percentage of revenue, other expense increased to 5.1% for the three months ended March 31, 2009 from 2.5% for the same period in 2008. The increase in other expense was primarily attributable to interest expense recorded on the mandatorily redeemable preferred stock and warrants issued on February 27, 2009 via a private placement discussed below.

Income Taxes. For the three months ended March 31, 2009, income taxes decreased to an income tax benefit of $74 thousand from $82 thousand for the same period in 2008. The Company’s tax provision for the three months ended March 31, 2009 and 2008 represents an estimated annual effective tax rate, excluding discrete items, of 10.6% and 34.0%, respectively. The decrease in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Loss. For the three months ended March 31, 2009, net loss increased to $628 thousand from $237 thousand for the same period in 2008. The net loss was due to lower revenue and higher interest expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are financing our cost of operations, capital expenditures, servicing our debt and paying dividends and redemption payments on our preferred stock. Our sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under our revolving credit facility and the cash realized from the private placement in February 2009. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our revolving credit facility. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our credit facility with SVB and the combination of in-process cost reductions will be adequate to meet future liquidity needs for the next twelve months.

For the three months ended March 31, 2009, the Company used $52 thousand in cash and cash equivalents versus $20 thousand cash generated for the same period in 2008.

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2009 compared to $1.4 million for the same period in 2008. Net cash used in operating activities decreased due to the decrease in accounts receivable and accounts payable and accrued expenses. As of March 31, 2009, the Company had $0 cash on hand.

Net loss was $628 thousand for the three months ended March 31, 2009 compared to $237 thousand for the same period in 2008. The increase in net loss was primarily due to lower revenue and higher interest expense as discussed above.

Accounts receivable decreased by $0.2 million for the three months ended March 31, 2009 compared to an increase of $0.8 million for the same period in 2008. The decrease in the accounts receivable balance for 2009 is attributable to lower revenue and more focused billings and collection efforts.

Accounts payable and accrued expenses decreased by $1.7 million for the three months ended March 31, 2009 compared to $0.4 million for the same period in 2008. The decrease in accounts payable for the three months ended March 31, 2009 is primarily reflective of decreased cost of revenue and the payment of certain payables with a portion of the proceeds from the private placement on February 27, 2009.

Net cash used in investing activities was $4 thousand for the three months ended March 31, 2009 compared to $0.1 million for the same period in 2008. Cash used in investing activities in 2009 was primarily for purchases of property and equipment.

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2009 compared to $1.5 million for the same period in 2008. The increase in net cash provided by financing activities is due to proceeds from the private placement completed on February 27, 2009 which were partially offset by payments made to pay down the Company’s line of credit with SVB and to pay off the promissory note issued in connection with the Company’s acquisition of Trinity.

Private Placement

On February 27, 2009, the Company completed the sale, in a private placement transaction, of 6,206 shares of Series A-1 Senior Preferred Stock (the “Series A-1 Preferred Stock”), Class A Warrants to purchase up to an aggregate of approximately 79.6 million shares of common stock with an exercise price equal to $0.0780 per share (the “Class A Warrants”) and Class B Warrants to purchase up to an aggregate of approximately 69.1 million shares of common stock at an exercise price of $0.0858 per share (the “Class B Warrants” and together with the Class A Warrants and the Series A-1 Preferred Stock, the ”Securities”) to a group of investors, led by Hale Capital (the “Purchasers”). The Series A-1 Preferred Stock bears an annual dividend of 12.5%. Each share of Series A-1 Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). Paradigm received gross proceeds of approximately $6.2 million from the private placement. Among the use of proceeds, $2.1 million was used to pay off the promissory note issued in connection with the Company’s acquisition of Trinity, the Company paid fees and transaction costs of approximately $1.0 million and the remaining $3.1 million was used to pay down debt and for general working capital purposes.

The annual dividend on the Series A-1 Preferred Stock accrues on a daily basis and compounds monthly, with 40% of such dividend payable in cash and 60% of such dividend payable by adding such amount to the Stated Value per share of the Series A-1 Preferred Stock. The Company is generally required to make cash dividend payments ranging from $26,000 to $29,000 a month.

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

The Company accounts for its preferred stock based upon the guidance enumerated in SFAS No. 150. The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the Repurchase Price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to EITF No. 00-19 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The Warrants should be measured at fair value, with changes in fair value reported in earnings as long as the Warrants remain classified as liabilities. The initial proceeds allocated to shares of Series A-1 Preferred Stock and the Warrants are $4,299,274 and $1,906,726, respectively

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the Warrants, the effective interest rate is 26.79%. The Company also incurred approximately $1,040,000 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the Warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred Stock from the date of issuance to March 31, 2009, was an increase of approximately $43 thousand from $1.9 million as of February 27, 2009 to $2.0 million as of March 31, 2009. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations for the three months ended March 31, 2009.

Loan and Security Agreement

On March 13, 2007, the Company entered into two Loan and Security Agreements with SVB, one of which provided for a revolving credit facility of up to $10 million and the other of which provided for a working capital line of credit of up to $12 million. SVB and the Company have agreed that the revolving credit facility has no further force or effect. The Company continues to use the working capital line of credit to borrow funds for working capital and general corporate purposes. References to the Loan and Security Agreement in this description refer to the working capital line of credit agreement. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement to waive the covenant compliance for the periods ended June 30 and July 31, 2008 and provide for modified EBITDA covenant amounts for the remainder of 2008. The EBITDA covenant amounts for 2009 remain unchanged from the original agreement. The Company was not in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended March 31, 2009. SVB has waived such noncompliance. As of March 31, 2009, the Company had $4.0 million outstanding, and $0.5 million additional availability, under its working capital line of credit with SVB.

On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to May 12, 2009 and modify the funds available under the working capital line of credit facility to not exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant are consistent with the previous agreement for the remainder of the extension period. SVB and the Company are working on renewing the Loan and Security Agreement for an additional one-year period. Based on the term sheet provided to the Company by SVB, the Company believes that the interest rates and access to funding under the agreement will be similar to the extension agreement. The EBITDA covenant and other significant terms contained within the agreement are currently being negotiated by the Company and SVB.

On May 4, 2009, the Company and SVB entered into a Third Loan Modification Agreement. This Third Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 12, 2009.

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

As of March 31, 2009, 45% of the Company’s total assets were in the form of accounts receivable, thus, the Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of March 31, 2009, the Company had unbilled receivables of $2.8 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended March 31, 2009. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item...

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company previously furnished information regarding the Company’s unregistered sale, on February 27, 2009, of Series A-1 Preferred Stock and Warrants pursuant to a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2009.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

On May 11, 2009, Paradigm, PSC, CTS, Trinity (collectively, the “Borrower”) and Silicon Valley Bank entered into a Waiver Agreement pursuant to which Silicon Valley Bank waived the Borrower’s noncompliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement for the three month period ended March 31, 2009.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Waiver Agreement dated May 11, 2009 among Silicon Valley Bank, Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC and Trinity Information Management Services.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC. (Registrant)

Date: May 14, 2009	By: /s/ Peter B. LaMontagne

Peter B. LaMontagne
President and Chief Executive Officer

Date: May 14, 2009	By: /s/ Richard Sawchak
Richard Sawchak
Senior Vice President and Chief Financial Officer