Form 10-Q
period 2009-06-30
Paradigm Holdings, Inc
filed 2009-08-13
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Shares of common stock outstanding on August 7, 2009 were 43,868,027.

PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$52,257
Accounts receivable - contracts, net	6,492,412	6,920,768
Prepaid expenses	890,245	1,033,837
Prepaid corporate income taxes	138,199	47,092
Deferred income tax assets	35,501	60,269
Other current assets	293,725	554,610
Total current assets	7,850,082	8,668,833
Property and equipment, net	119,045	183,612
Goodwill	3,991,605	3,991,605
Intangible assets, net	1,070,954	1,244,591
Deferred financing costs, net	1,046,648	—
Deferred income tax assets, net of current portion	369,127	211,326
Other non-current assets	120,807	172,029
Total Assets	$14,568,268	$14,471,996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	$950,664	$—
Note payable — line of credit	3,079,170	5,949,983
Note payable — promissory note	—	2,000,000
Capital leases payable, current portion	—	1,578
Accounts payable and accrued expenses	1,975,290	3,498,690
Accrued salaries and related liabilities	1,465,289	1,474,133
Mandatorily redeemable preferred stock, current portion	200,000	—
Other current liabilities	132,079	227,200
Total current liabilities	7,802,492	13,151,584
Long-term liabilities
Other non-current liabilities	144,206	183,870
Mandatorily redeemable preferred stock - $.01 par value, 10,000,000 shares authorized, 6,206 shares issued and outstanding as of June 30, 2009	4,395,777	—
Put warrants	2,928,992	—
Total liabilities	15,271,467	13,335,454
Commitments and contingencies
Convertible preferred stock - $.01 par value, 10,000,000 shares authorized, 0 and 1,800 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively. Each share of convertible preferred stock has a liquidation preference of $0.01 per share plus all accrued but unpaid dividends	—	18
Common stock - $.01 par value, 50,000,000 shares authorized, 41,243,027 shares and 19,148,153 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	409,431	191,482
Additional paid-in capital	3,256,076	3,215,400
Accumulated deficit	(4,368,706)	(2,270,358)
Total stockholders’ (deficit) equity	(703,199)	1,136,542
Total liabilities and stockholders’ (deficit) equity	$14,568,268	$14,471,996

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Contract Revenue
Service contracts	$5,887,567	$7,262,691	$11,466,104	$14,309,218
Repair and maintenance contracts	2,783,905	3,358,089	4,912,992	7,108,460
Total contract revenue	8,671,472	10,620,780	16,379,096	21,417,678
Cost of revenue
Service contracts	4,572,950	5,594,339	8,891,036	11,070,482
Repair and maintenance contracts	2,237,591	2,976,010	4,106,075	6,193,560
Total cost of revenue	6,810,541	8,570,349	12,997,111	17,264,042
Gross margin	1,860,931	2,050,431	3,381,985	4,153,636
Selling, general and administrative	2,024,136	2,046,832	3,854,453	4,203,987
(Loss) income from operations	(163,205)	3,599	(472,468)	(50,351)
Other (expense) income
Interest income	2	2,083	6	2,707
Change in fair value of put warrants	(957,934)	—	(1,000,825)	—
Interest expense – mandatorily redeemable preferred stock	(398,699)	—	(531,975)	—
Interest expense	(100,231)	(240,381)	(316,778)	(505,990)
Other income	—	226	—	226
Total other expense	(1,456,862)	(238,072)	(1,849,572)	(503,057)
Loss from operations before income taxes	(1,620,067)	(234,473)	(2,322,040)	(553,408)
Income tax benefit	(149,398)	(68,796)	(223,692)	(150,242)
Net loss	(1,470,669)	(165,677)	(2,098,348)	(403,166)
Dividends on preferred stock	—	45,000	78,870	90,000
Net loss attributable to common shareholders	$(1,470,669)	$(210,677)	$(2,177,218)	$(493,166)

Weighted average number of common shares:
Basic and diluted	41,243,027	19,148,153	33,828,069	19,148,153

Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.06)	$(0.02)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,098,348)	$(403,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	395,607	280,063
Depreciation and amortization	219,362	325,980
Bad debt recovery	—	(31,823)
Amortization of deferred financing costs	128,430	—
Interest expense for accretion of warrant discount	135,940	—
Accretion of preferred stock	160,563	—
Change in fair value of put warrants	1,000,825	—
Loss on disposal of property and equipment	22,840	—
Deferred income taxes	(133,033)	(163,159)
(Increase) Decrease in
Accounts receivable - contracts, net	428,356	(614,557)
Prepaid expenses	138,592	130,617
Prepaid corporate income taxes	(91,107)	(36,140)
Other current assets	260,885	14,821
Other non-current assets	16,222	10,594
(Decrease) Increase in
Accounts payable and accrued expenses	(1,496,268)	257,017
Accrued salaries and related liabilities	(8,844)	7,517
Other current liabilities	(95,121)	158,030
Other non-current liabilities	(39,664)	(59,183)
Net cash used in operating activities	(1,054,763)	(123,389)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisitions, net of cash assumed	—	(97,606)
Purchase of property and equipment	(3,999)	(16,471)
Net cash used in investing activities	(3,999)	(114,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	950,664	(1,300,964)
Payments on capital leases	(1,578)	(17,402)
Payment on notes payable	(2,000,000)	(18,228)
Proceeds from mandatorily redeemable preferred stock	6,206,000	—
Preferred stock issuance costs	(1,095,769)	—
Dividends paid on Series A Preferred Stock	(75,000)	(127,500)
Repurchase of Series A Preferred Stock	(107,000)	—
Proceeds from line of credit	22,886,753	33,209,432
Payments on line of credit	(25,757,565)	(31,513,631)
Net cash provided by financing activities	1,006,505	231,707
Net decrease in cash and cash equivalents	(52,257)	(5,759)
Cash and equivalents, beginning of period	52,257	7,771
Cash and cash equivalents, end of period	$—	$2,012

For the six months ended June 30,	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
Cash paid for income taxes	$448	$51,178
Cash paid for interest	$432,523	$506,372
Non-cash financing activities:
Conversion of Series A preferred stock to common stock	$1,191,771	$—
Preferred stock issuance costs incurred but not paid	$17,868	$—
Dividends declared but not paid	$—	$7,500

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

Liquidity

As of June 30, 2009, the Company had an accumulated deficit of approximately $4.4 million and working capital of $48 thousand. Additionally, the Company is dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) and the combination of in-process cost reductions will be adequate to meet future liquidity needs for the next twelve months.

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

Software revenue recognition for sales of OpsPlanner is in accordance with AICPA SOP 97-2, “Software Revenue Recognition.” Since the Company has not yet established vendor specific objective evidence of fair value for the multiple elements typically contained within an OpsPlanner sale, revenue from the sale of OpsPlanner is recognized ratably over the term of the contract. The OpsPlanner software was sold as part of the sale of the commercial business on February 28, 2007. Effective March 1, 2007, the Company became the exclusive reseller of the OpsPlanner software to the federal government.

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

The Company conducts a review for impairment of goodwill and intangible assets annually in the fourth quarter. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination. At June 30, 2009, there were no such factors indicating that the Company’s goodwill and intangible assets were impaired.

Share-based Compensation

The Company follows the provisions of SFAS No. 123R, “Share-Based Payment”, to account for share-based compensation. Option awards granted after January 1, 2006 and those previously granted, but for which vesting provisions had not been met, are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock granted after January 1, 2006 is valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $234 thousand and $140 thousand for the three months ended June 30, 2009 and 2008, including the expense recognized for the restricted common stock issued on October 21, 2008 and May 3, 2007. Total share-based compensation expense was $396 thousand and $280 thousand for the six months ended June 30, 2009 and 2008. The Company did not grant any share-based awards for the three and six months ended June 30, 2009.

Valuation of Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of EITF 00-19. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability June 30, 2009. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 75% and 54% of total revenue was generated from three and two major customers during the three months ended June 30, 2009 and 2008, respectively. The Company’s accounts receivable related to these three major customers was 65% of total accounts receivable at June 30, 2009. The Company’s accounts receivable related to the two major customers was 51% of total accounts receivable at December 31, 2008. The Company defines major customer by agencies within the federal government.

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

Recent Accounting Pronouncements – Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” This statement confirms that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American AICPA, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” Among other things, SFAS No. 167 amends FIN 46(R) to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. SFAS No. 167 will be effective for the Company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

Recent Accounting Pronouncements – Adopted

On June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s statements of operations, financial position, or cash flows.

On June 30, 2009, the Company adopted FASB Staff Positions (“FSP”) No. 157-4 (“FSP No. 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. The adoption of FSP No. 157-4 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On June 30, 2009, the Company adopted FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. The adoption of FSP No. 107-1 and APB 28-1 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On June 30, 2009, the Company adopted FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. 115-2 and No. 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The adoption of FSP No. 115-2 and No. 124-2 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

Fair Value Measurement at June 30, 2009 Using:
		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total Fair Value	Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)

Put warrants	$2,928,992	$—	$2,928,992	$—

The Company values the put warrants using the Black-Scholes model with the following assumptions:

Exercise price	$0.078 & $0.0858
Underlying common stock price	$0.10
Volatility	106.1%
Contractual term	6.7 years
Risk free interest rate	3.19%
Common stock dividend rate	0%
Dilution factor	22.6%

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company as long as the warrants remain classified as a liability.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, note payable - line of credit, and mandatorily redeemable preferred stock. The fair values of cash and cash equivalents, accounts receivable, accounts payable and note payable - line of credit approximated the carrying values. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. At June 30, 2009, the estimated fair values and carrying amounts of the mandatorily redeemable preferred stock was $4.6 million.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service. The components of accounts receivable are as follows:

	June 30, 2009	December 31, 2008

Billed receivables	$3,904,480	$3,826,514
Unbilled receivables	2,587,932	3,094,254

Total accounts receivable – contracts, net	$6,492,412	$6,920,768

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at June 30, 2009 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 as an allowance for doubtful accounts related to certain customers at June 30, 2009 and December 31, 2008.

4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2009	December 31, 2008

Prepaid insurance, rent and software maintenance agreements	$200,505	$136,357
Contract-related prepaid expenses	380,269	618,439
Other prepaid expenses	309,471	279,041

Total prepaid expenses	$890,245	$1,033,837

5. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	June 30, 2009	December 31, 2008

Furniture and fixtures	$92,411	$109,445
Equipment	738,819	778,121
Software	532,767	528,768
Leasehold improvement	27,407	43,194
Total property and equipment	1,391,404	1,459,528
Accumulated depreciation	(1,272,359)	(1,275,916)

Property and equipment, net	$119,045	$183,612

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 was $20,165 and $45,726, respectively, and depreciation and amortization expense for the three and six months ended June 30, 2008 was $60,726 and $152,343, respectively.

6. DEFERRED FINANCING COSTS

Deferred financing costs are as follows:

	June 30, 2009	December 31, 2008

Financing costs	$1,175,078	$—
Accumulated amortization	(128,430)	—

Net carrying amount	$1,046,648	$—

Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest rate method. Amortization expense included in interest expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 was $97,539 and $128,430, respectively. There was no amortization expense for the three and six months ended June 30, 2008.

For the remaining six months ending December 31, 2009	$198,354
For the years ending December 31,
2010	404,970
2011	399,870
2012	43,454

7. INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30, 2009	December 31, 2008

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(739,046)	(565,409)

Net carrying amount	$1,070,954	$1,244,591

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 was $86,818 and $173,636, respectively, and amortization expense for the three and six months ended June 30, 2008 was $86,818 and $173,637, respectively. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining six months ending December 31, 2009	$173,636
For the years ending December 31,
2010	347,273
2011	347,273
2012	202,772

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	June 30, 2009	December 31, 2008

Accounts payable	$1,719,991	$2,969,262
Accrued expenses	255,299	529,428

Total accounts payable and accrued expenses	$1,975,290	$3,498,690

9. DEBTS

At June 30, 2009 and December 31, 2008, outstanding debts consisted of the following:

	June 30, 2009	December 31, 2008

Current debts:
Note payable – line of credit	$3,079,170	$5,949,983
Note payable – promissory note	—	2,000,000
Mandatorily redeemable preferred stock, current portion	200,000	—
Total current debt	$3,279,170	$7,949,983

Long-term debts:
Mandatorily redeemable preferred stock	$6,206,000	$—
Accretion of preferred stock	160,563	—
Less: unamortized discount	(1,770,786)	—
Carrying amount	4,595,777	—
Less: current portion	(200,000)	—
Mandatorily redeemable preferred stock, net of current portion	$4,395,777	$—
Put warrants	$2,928,992	$—
Total long-term debt, net of current portion	$7,324,769	$—

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

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement to waive the covenant compliance for the periods ended June 30 and July 31, 2008. On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to May 12, 2009 and modify the funds available under the working capital line of credit facility to not exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant are consistent with the previous agreement for the remainder of the extension period. On May 4, 2009, the Company and SVB entered into a Third Loan Modification Agreement. This Third Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 12, 2009. The Company was in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended June 30, 2009. As of June 30, 2009, the Company had $3.1 million outstanding, and $1.4 million additional availability, under its working capital line of credit with SVB.

On July 2, 2009, the Company and SVB entered into a Fourth Loan Modification Agreement. This Fourth Loan Modification Agreement, among other things, (i) modifies the collateral handling fee payable by the Company, (ii) revises certain of the Company’s representations and warranties, (iii) increases the charge to the Company for certain inspections and audits from $750 per person per day to $850 per person per day, (iv) revises the Company’s financial covenants, (v) revises the negative covenant regarding the Company’s ability to pay dividends or make any distribution or payment or redeem, retire or repurchase any capital stock without the prior consent of SVB to allow for such payments (subject to certain restrictions) to certain holders of the Company’s Series A-1 Senior Preferred Stock, (vi) amends the definitions of “Prime Rate”, “Applicable Rate” and “EBITDA” and (vii) extends the maturity date to June 11, 2010.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of June 30, 2009, no events of default had occurred.

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

Mandatorily Redeemable Preferred Stock and Warrants

On February 27, 2009, the Company completed a private placement to a group of investors led by Hale Capital Partners, LP (“the Purchasers”) for gross proceed of $6.2 million. The Company issued 6,206 shares of Series A-1 Preferred Stock, which bear an annual dividend of 12.5%. Each share of Series A-1 Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). The private placement included 7-year Class A Warrants to purchase an aggregate of 79,602,604 shares of Common Stock at an exercise price of $0.0780 per share and 7-year Class B Warrants to purchase an aggregate of 69,062,248 shares of Common Stock at an exercise price of $0.0858 per share (collectively, the “Warrants”). We refer to the Class A Warrants, the Class B Warrants and the Series A-1 Preferred Stock collectively as the “Securities”. Except for the exercise price and number of shares of Common Stock subject to the Warrants, the terms of the Class A Warrants and the Class B Warrants are substantially similar. In addition, the Class A Warrants are subject to extension for an additional seven years if the Company has not met certain milestones. The Warrants may be exercised for cash or on a cashless exercise basis. The Warrants are subject to full ratchet anti-dilution provisions and other customary anti-dilution provisions as described therein. The Warrants further provide that in the event of certain fundamental transactions or the occurrence of an event of default under the Certificate of Designations that the holder of the Warrants may cause the Company to repurchase such Warrants for the purchase price specified therein. Among the use of proceeds, $2.1 million was used to pay off the promissory note issued in connection with our acquisition of Trinity, we paid fees and transaction costs of approximately $1.1 million and we used the remaining $3.0 million to pay down debt and for general working capital purposes.

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

The Company accounts for its preferred stock based upon the guidance enumerated in SFAS No. 150. The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. Interest expense related to the mandatorily redeemable preferred stock included in other expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 was $399 thousand and $532 thousand, respectively. There was no interest expense related to the mandatorily redeemable preferred stock for the three and six months ended June 30, 2008. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the purchase price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to EITF No. 00-19 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The warrants should be measured at fair value, with changes in fair value reported in earnings as long as the warrants remain classified as a liability. The initial proceeds allocated to preferred shares and warrants are $4,299,274 and $1,906,726, respectively

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the warrants, the effective interest rate is 26.79%. The Company also incurred approximately $1,175,000 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred stock from the date of issuance to June 30, 2009, was an increase of approximately $1.0 million from $1.9 million as of February 27, 2009 to $2.9 million as of June 30, 2009. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three and six months ended June 30, 2009, the change of fair value of the Warrants was $958 thousand and $1.0 million, respectively.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2005, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of June 30, 2009, the Company had recorded immaterial interest and penalties associated with the filing of the 2006 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

The Company recorded a current income tax benefit as of June 30, 2009 of $224 thousand. The Company expects to utilize this benefit to off-set taxable income from the remaining six months ending December 31, 2009.

11. NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per common share has been computed in a manner consistent with that of basic net loss per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net loss per common share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Basic net loss per common share:
Net loss	$(1,470,669)	$(165,677)	$(2,098,348)	$(403,166)
Dividends on preferred stock	—	45,000	78,870	90,000
Net loss attributable to common stockholders	$(1,470,669)	$(210,677)	$(2,177,218)	$(493,166)

Weighted average common shares outstanding
- basic	41,243,027	19,148,153	33,828,069	19,148,153
Treasury effect of stock options	—	—	—	—

Total weighted average common shares
outstanding - diluted	41,243,027	19,143,153	33,828,069	19,148,153

Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.06)	$(0.02)

Common stock equivalents of 195,928,274 and 138,580,628 were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2009, respectively, and common stock equivalents of 6,278,648 and 5,649,405 were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2008, respectively, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

12. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan. At June 30, 2009, 3,758,799 shares of common stock were reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,044,667 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of June 30, 2009, 2,925,000 shares of restricted common stock and options to purchase 507,000 shares of common stock have been issued under the Plan and options to purchase 2,622,000 shares of common stock have been granted outside of the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at December 31, 2008	1,578,000	$0.29	$—	7.6
Granted	—	—
Exercised	—	—
Canceled	(28,000)	0.13

Outstanding at June 30, 2009	1,550,000	$0.29	$—	7.1

Exercisable at December 31, 2008	1,081,667	$0.30		7.3
Exercisable at June 30, 2009	1,250,333	$0.30	$—	6.8

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.10 at June 30, 2009 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 was $54 thousand and $137 thousand and share-based compensation for the three and six months ended June 30, 2008 was $80 thousand and $160 thousand, respectively.

The Company did not grant any stock options for the three and six months ended June 30, 2009 and 2008. The fair value of the options granted during fiscal 2008 was $20 thousand and is included as part of additional paid-in capital as vested. As of June 30, 2009, the Company had $86 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 1.2 years.

Restricted Common Stock

On May 3, 2007, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, to certain individuals. The restricted shares will vest on January 2, 2012 and have no interim vesting periods. On October 21, 2008, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, to certain individuals. The restricted shares will vest on January 2, 2013 and have no interim vesting periods. During the quarter ended June 30, 2009, 300,000 shares of restricted stock vested due to the resignation of two members of the Company’s Board of Directors.

The restricted shares were issued from the Plan with the intent of providing a longer-term employment retention mechanism to key management and board members.

The following table summarizes the Company's restricted common stock activity.

Weighted
			Weighted	Average
	Number of		Average	Remaining
	Restricted	Aggregate	Vesting	Vesting
	Common Stock	Fair Value	Periods	Periods
			(in years)	(in years)
Outstanding at December 31, 2008	2,925,000	$1,425,000	4.4	3.3
Granted	—

Outstanding at June 30, 2009	2,925,000	$1,425,000	4.4	2.8

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three and six months ended June 30, 2009 was $181 thousand and $259 thousand, respectively, and the compensation expense recognized for the three and six months ended June 30, 2008 was $60 thousand and $120 thousand, respectively.

The total fair value of the restricted stock granted in fiscal 2008 and 2007 was $0.3 million and $1.1 million, respectively, calculated by multiplying the number of shares of restricted common stock granted and the closing market price of $0.20 on October 21, 2008 and $0.80 on May 3, 2007, respectively, and will be included as part of additional paid-in capital over the vesting period. As of June 30, 2009, the unrecognized compensation costs related to the remaining nonvested restricted stock was $0.8 million, which will be recognized over a weighted average period of 2.8 years.

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

As of June 30, 2009, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at June 30, 2009 approximately, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$117,793,731
Completed to date	106,848,872

Authorized backlog	$10,944,859

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $61,950,000.

As of June 30, 2009, two of the Company's existing contracts is subject to renegotiation during the remainder of 2009.

15. LITIGATION

On April 8, 2009, Samuel Caldwell and Zulema Caldwell, former owners of Caldwell Technology Solutions, LLC (“CTS”), initiated an action against  the Company in Montgomery County Circuit Court, Maryland, alleging claims arising out of the Company’s purchase of CTS in July 2007. Specifically, the complaint alleges that the Company breached the Purchase Agreement dated June 6, 2007 among the Company, CTS and Mr. and Mrs. Caldwell (the “Purchase Agreement”) by failing to pay “earn-out” compensation pursuant to the terms of the Purchase Agreement. The complaint alleges that if certain revenue and profits metrics had been met by CTS in the first 12 months following its acquisition by the Company, Mr. and Mrs. Caldwell would have been entitled to receive the maximum earn-out compensation of $2,540,000 (which the Purchase Agreement provides was payable in cash and shares of the Company’s common stock) under the Purchase Agreement as opposed to the $165,000 in cash and $254,000 in shares of the Company’s common stock paid to Mr. and Mrs. Caldwell by the Company. The complaint further alleges that such metrics were met or would have been met had it not been for interference by the Company and non-GAAP-based accounting on the part of the Company.

In addition to the breach of contract claim, the complaint also includes (i) a claim of fraud, based on the allegation that the Company made misrepresentations when it entered into the Purchase Agreement regarding the accounting that would determine payment of the earn-out; (ii) a request for a legal “accounting” of the Company’s books; (iii) a request for pre-judgment attachment of the Company’s assets in the State of Maryland and (iv) a request that the court issue a declaratory judgment invalidating a non-competition agreement entered into by Mr. Caldwell as part of the CTS transaction. In addition to the alleged contract damages of $2,540,000 (less amounts previously paid to Mr. and Mrs. Caldwell as earn-out compensation), under their fraud claim, Mr. and Mrs. Caldwell seek $6,000,000 in punitive damages.

The Company has filed its answer and a counter-claim for breach of contract and fraud for undisclosed IRS liabilities, accounts receivable, disclosure of proprietary information, conversion of IRS checks and corporate credit cards, and unjust enrichment relating to certain payments made by the Company on behalf of the plaintiffs, in amounts to be determined at trial. Plaintiffs answer is to be filed in late August. A schedule has been set by the court with a deadline for completing discovery of February 10, 2010. The Company intends to vigorously defend the allegations in the complaint and pursue its counter-claims; however, it is difficult to predict the final outcome of the respective claims of the parties.

16.  SUBSEQUENT EVENT

The Company has evaluated subsequent events that have occurred through August 13, 2009, the date of financial statement issuance.  On July 2, 2009, the Company and SVB entered into a Fourth Loan Modification Agreement. This Fourth Loan Modification Agreement, among other things, (i) modifies the collateral handling fee payable by the Company, (ii) revises certain of the Company’s representations and warranties, (iii) increases the charge to the Company for certain inspections and audits from $750 per person per day to $850 per person per day, (iv) revises the Company’s financial covenants, (v) revises the negative covenant regarding the Company’s ability to pay dividends or make any distribution or payment or redeem, retire or repurchase any capital stock without the prior consent of SVB to allow for such payments (subject to certain restrictions) to certain holders of the Company’s Series A-1 Senior Preferred Stock, (vi) amends the definitions of “Prime Rate”, “Applicable Rate” and “EBITDA” and (vii) extends the maturity date to June 11, 2010.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to 175 personnel (full time, part time, and consultants) at June 30, 2009. The 2009 annual run-rate of revenue is approximately $33 million, based on revenue for the six months ended June 30, 2009. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of June 30, 2009, Paradigm had three wholly-owned subsidiaries, Paradigm Solutions Corp. (“PSC”), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of National Security programs within the intelligence community.

We derive substantially all of our revenue from fees for IT solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the quarter ended June 30, 2009, our business was comprised of 58% fixed price and 42% time and material contracts.

For the quarter ended June 30, 2009, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, all agencies within the federal government, generated approximately 75% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

Other income and expense consists primarily of interest income earned on cash and cash equivalents, interest payable on our revolving credit facility, interest expense related to the mandatorily redeemable preferred stock and the change in fair value of put warrants.

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

Valuation of Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of EITF 00-19. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability as of June 30, 2009. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that have a current or future potential impact on the condensed consolidated financial statements are as follows:

Recent Accounting Pronouncements – Not Yet Adopted

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 168

THE FASB ACCOUNTING STANDARDS CODIFICATIONTM AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES—A REPLACEMENT OF FASB STATEMENT NO. 162

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”

SCOPE OF THIS STATEMENT

This statement confirms that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American AICPA, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on the Company’s condensed consolidated financial statements.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 167

AMENDMENTS TO FASB INTERPRETATION NO. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”

SCOPE OF THIS STATEMENT

Among other things, this statement amends FIN 46(R) to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. SFAS No. 167 will be effective for the Company beginning January 1, 2010. Management is currently evaluating the effect, if any, that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

Recent Accounting Pronouncements – Adopted

On June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s statements of operations, financial position, or cash flows.

On June 30, 2009, the Company adopted FASB Staff Positions (“FSP”) No. 157-4 (“FSP No. 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. The adoption of FSP No. 157-4 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On June 30, 2009, the Company adopted FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. The adoption of FSP No. 107-1 and APB 28-1 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On June 30, 2009, the Company adopted FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. 115-2 and No. 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The adoption of FSP No. 115-2 and No. 124-2 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

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

On January 1, 2009, the Company adopted FSP EITF 99-20-1 (“FSP EITF 99-20-1”), “Amendment to the Impairment Guidance of EITF Issue 99-20.” FSP EITF 99-20-1 amends the impairment guidance in EITF Issue 99-20 to achieves more consistent determination of whether an other-than temporary-impairment has occurred. The Company does not have any beneficial interest in securitized financial assets and, as a result, the adoption of FSP EITF 99-20-1 did not have a significant effect on its consolidated financial statements.

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

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008	2009	2008	2009	2008

Revenue	$8,671	$10,621	100.0%	100.0%	$16,379	$21,418	100.0%	100.0%

Cost of revenue	6,810	8,570	78.5	80.7	12,997	17,264	79.4	80.6

Gross margin	1,861	2,051	21.5	19.3	3,382	4,154	20.6	19.4

Selling, general & administrative	2,024	2,047	23.4	19.3	3,854	4,204	23.5	19.6

(Loss) income from operations	(163)	4	(1.9)	0.0	(472)	(50)	(2.9)	(0.2)

Other expense	(1,457)	(238)	(16.8)	(2.2)	(1,850)	(503)	(11.3)	(2.4)

Benefit for income taxes	(149)	(68)	(1.7)	(0.6)	(224)	(150)	(1.4)	(0.7)

Net loss	$(1,471)	$(166)	(17.0)%	(1.6)%	$(2,098)	$(403)	(12.8)%	(1.9)%

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Federal service contracts	$5,887	$7,263	67.9%	68.4%	$11,466	$14,309	70.0%	66.8%

Federal repair & maintenance contracts	2,784	3,358	32.1	31.6	4,913	7,109	30.0	33.2

Total revenue	$8,671	$10,621	100.0%	100.0%	$16,379	$21,418	100.0%	100.0%

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Revenue. For the three months ended June 30, 2009, revenue decreased 18.4% to $8.7 million from $10.6 million for the same period in 2008. The decrease in revenue is attributable to the completion of two of our federal service contracts during the second half of 2008 and a decrease in our federal repair and maintenance contracts business. The decrease in repair and maintenance business is attributable to a reduction in revenue on one federal contract due to a reduction in scope. We expect our current lower revenue run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended June 30, 2009, cost of revenue decreased by 20.5% to $6.8 million from $8.6 million for the same period in 2008. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 78.5% for the three months ended June 30, 2009 as compared to 80.7% for the same period in 2008. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the three months ended June 30, 2009, gross margin decreased 9.3% to $1.9 million from $2.1 million for the same period in 2008. The decrease in gross margin is primarily attributable to the decrease in revenue. Gross margin as a percentage of revenue increased to 21.5% for the three months ended June 30, 2009 from 19.3% for the same period in 2008. Gross margin as a percentage of revenue increased due to higher gross margin on our time and material contracts and better contract management on our fixed price contracts. Gross margin as it relates to the service contracts decreased 21.3% to $1.3 million from $1.7 million for the same period in 2008. The decrease in services gross margin is due to the completion of two of our federal service contracts during the second half of 2008.  Gross margin, as it relates to the maintenance contracts, increased 43.2% to $0.5 million from $0.4 million for the same period in 2008. The increase in maintenance gross margin is attributable to better contract management.

Selling, General & Administrative Expenses. For the three months ended June 30, 2009, selling, general and administrative (“SG&A”) expenses remained unchanged compared to the same period in 2008. As a percentage of revenue, SG&A expenses increased to 23.3% for the three months ended June 30, 2009 from 19.3% for the same period in 2008. The increase in percentage is directly attributable to the decrease in revenues.

Other Expense. For the three months ended June 30, 2009, other expense increased to $1.5 million from $0.2 million for the same period in 2008. As a percentage of revenue, other expense increased to 16.8% for the three months ended June 30, 2009 from 2.2% for the same period in 2008. The increase in other expense was primarily attributable to interest expense recorded on the mandatorily redeemable preferred stock and warrants issued on February 27, 2009 via a private placement discussed below and the change in fair value of the warrants issued.

Income Taxes. For the three months ended June 30, 2009, income tax benefit increased to $149 thousand from $68 thousand for the same period in 2008. The Company’s tax provision for the three months ended June 30, 2009 and 2008 represents an estimated annual effective tax rate, excluding discrete items, of 12.3% and 35.1%, respectively. The decrease in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Loss. For the three months ended June 30, 2009, net loss increased to $1.5 million from $0.2 million for the same period in 2008. The net loss was due to lower revenue, higher interest expenses and the change in fair value of put warrants as discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Revenue. For the six months ended June 30, 2009, revenue decreased 23.5% to $16.4 million from $21.4 million for the same period in 2008. The decrease in revenue is attributable to the completion of two of our federal service contracts during the second half of 2008 and a decrease in our federal repair and maintenance contracts business. The decrease in repair and maintenance business is attributable to a reduction in revenue on one federal contract due to a reduction in scope. We expect our current lower revenue run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the six months ended June 30, 2009, cost of revenue decreased 24.7% to $13.0 million from $17.3 million for the same period in 2008. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 79.4% for the six months ended June 30, 2009 as compared to 80.6% for the same period in 2008. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the six months ended June 30, 2009, gross margin decreased 18.6% to $3.4 million from $4.2 million for the same period in 2008. Gross margin as a percentage of revenue increased to 20.6% for the six months ended June 30, 2009 from 19.4% for the same period in 2008. Gross margin as a percentage of revenue increased due to higher gross margin on our time and material contracts and better contract management on our fixed price contracts. Gross margin as it relates to the service contracts decreased 20.5% to $2.6 million from $3.2 million for the same period in 2008. The decrease in services gross margin is due to the completion of two of our federal service contracts during the second half of 2008. Gross margin, as it relates to the maintenance contracts, decreased 11.8% to $0.8 million from $0.9 million for the same period in 2008. The decrease in maintenance gross margin is directly attributable to the decrease in revenue.

Selling, General & Administrative Expenses. For the six months ended June 30, 2009, SG&A expenses decreased 8.3% to $3.9 million from $4.2 million for the same period in 2008. As a percentage of revenue, SG&A expenses increased to 23.5% for the six months ended June 30, 2009 from 19.6% for the same period in 2008. The increase in percentage is directly attributable to the decrease in revenues. Management will continue monitoring SG&A expenses in 2009 to balance the impact resulting from decreased revenues.

Other Expense. For the six months ended June 30, 2009, other expense increased to $1.9 million from $0.5 million for the same period in 2008. As a percentage of revenue, other expense increased to 11.3% for the six months ended June 30, 2009 from 2.3% for the same period in 2008. The increase in other expense was primarily attributable to interest expense recorded on the mandatorily redeemable preferred stock and warrants issued on February 27, 2009 via a private placement discussed below and change in fair value of the warrants issued.

Income Taxes. For the six months ended June 30, 2009, income tax benefit increased to $224 thousand from $150 thousand for the same period in 2008. The Company’s tax provision for the six months ended June 30, 2009 and 2008 represents an estimated annual effective tax rate, excluding discrete items, of 12.3% and 35.1%, respectively. The decrease in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Loss. For the six months ended June 30, 2009, net loss increased to $2.1 million from $0.4 million for the same period in 2008. The net loss was due to lower revenue, higher interest expenses and the change in fair value of put warrants as discussed above.

Liquidity and Capital Resources

Our primary liquidity needs are financing our cost of operations, capital expenditures, servicing our debt and paying dividends and redemption payments on our preferred stock. Our sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under our working capital line of credit and the cash realized from the private placement in February 2009. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our working capital line of credit. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our working capital line of credit with SVB and the combination of in-process cost reductions will be adequate to meet future liquidity needs for the next twelve months.

For the six months ended June 30, 2009, the Company used $52 thousand in cash and cash equivalents compared to $6 thousand for the same period in 2008.

Net cash used in operating activities was $1.1 million for the six months ended June 30, 2009 compared to $0.1 million for the same period in 2008. Net cash used in operating activities increased due to decrease in accounts payable and accrued expenses. As of June 30, 2009, the Company had $0 cash on hand.

Net loss was $2.1 million for the six months ended June 30, 2009 compared to $0.4 million for the same period in 2008. The increased net loss was primarily due to lower revenue, higher interest expenses and the change in fair value of put warrants as discussed above.

Accounts receivable decreased by $0.4 million for the six months ended June 30, 2009 compared to an increase of $0.6 million for the same period in 2008. The decrease in the accounts receivable balance for 2009 is attributable to lower revenue and more focused billings and collection efforts. The increase in the accounts receivable balance for 2008 was attributable to delays in the billing and collection of two federal agency customer invoices.

Accounts payable and accrued expenses decreased by $1.5 million for the six months ended June 30, 2009 compared to an increase of $0.3 million for the same period in 2008. The decrease during the six months ended June 30, 2009 is primarily reflective of decreased cost of revenue and the payment of certain payables with a portion of the proceeds from the private placement on February 27, 2009. The increase during the six months ended June 30, 2008 was due to the timing of vendor invoices at end of the period as well as better cash management related to vendor payments.

Net cash used in investing activities was $4 thousand for the six months ended June 30, 2009 compared to $114 thousand for the same period in 2008. Cash used in investing activities in 2009 was for purchases of property and equipment. Cash used in investing activities in 2008 was primarily due to the cash payment of earn-out compensation earned by the members of CTS as of December 31, 2008.

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2009 compared to $0.2 million for the same period in 2008. The increase in net cash provided by financing activities is due to proceeds from the private placement completed on February 27, 2009 which were partially offset by payments made to pay down the Company’s line of credit with SVB and to pay off the promissory note issued in connection with the Company’s acquisition of Trinity. Cash provided by financing activities in 2008 was due to proceeds from the line of credit to fund operations.

Private Placement

On February 27, 2009, the Company completed the sale, in a private placement transaction, of 6,206 shares of Series A-1 Senior Preferred Stock (the “Series A-1 Preferred Stock”), Class A Warrants to purchase up to an aggregate of approximately 79.6 million shares of common stock with an exercise price equal to $0.0780 per share (the “Class A Warrants”) and Class B Warrants to purchase up to an aggregate of approximately 69.1 million shares of common stock at an exercise price of $0.0858 per share (the “Class B Warrants” and together with the Class A Warrants and the Series A-1 Preferred Stock, the ”Securities”) to a group of investors, led by Hale Capital (the “Purchasers”). The Series A-1 Preferred Stock bears an annual dividend of 12.5%. Each share of Series A-1 Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). Paradigm received gross proceeds of approximately $6.2 million from the private placement. Among the use of proceeds, $2.1 million was used to pay off the promissory note issued in connection with the Company’s acquisition of Trinity, the Company paid fees and transaction costs of approximately $1.1 million and the remaining $3.0 million was used to pay down debt and for general working capital purposes.

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

The Company accounts for its preferred stock based upon the guidance enumerated in SFAS No. 150. The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the Repurchase Price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to EITF No. 00-19 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The Warrants should be measured at fair value, with changes in fair value reported in earnings as long as the Warrants remain classified as liabilities. The initial proceeds allocated to shares of Series A-1 Preferred Stock and the Warrants are $4,299,274 and $1,906,726, respectively

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the Warrants, the effective interest rate is 26.79%. The Company also incurred approximately $1,175,000 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the Warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred Stock from the date of issuance to June 30, 2009, was an increase of approximately $1.0 million from $1.9 million as of February 27, 2009 to $2.9 million as of June 30, 2009. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three and six months ended June 30, 2009, the change of fair value of the Warrants was $958 thousand and $1.0 million, respectively.

Loan and Security Agreement

On March 13, 2007, the Company entered into two Loan and Security Agreements with SVB, one of which provided for a revolving credit facility of up to $10 million and the other of which provided for a working capital line of credit of up to $12 million. SVB and the Company have agreed that the revolving credit facility has no further force or effect. The Company continues to use the working capital line of credit to borrow funds for working capital and general corporate purposes. References to the Loan and Security Agreement in this description refer to the working capital line of credit agreement. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement to waive the covenant compliance for the periods ended June 30 and July 31, 2008. On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to May 12, 2009 and modify the funds available under the working capital line of credit facility to not exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant are consistent with the previous agreement for the remainder of the extension period. On May 4, 2009, the Company and SVB entered into a Third Loan Modification Agreement. This Third Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 12, 2009. The Company was in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended June 30, 2009. As of June 30, 2009, the Company had $3.1 million outstanding, and $1.4 million additional availability, under its working capital line of credit with SVB.

On July 2, 2009, the Company and SVB entered into a Fourth Loan Modification Agreement. This Fourth Loan Modification Agreement, among other things, (i) modifies the collateral handling fee payable by the Company, (ii) revises certain of the Company’s representations and warranties, (iii) increases the charge to the Company for certain inspections and audits from $750 per person per day to $850 per person per day, (iv) revises the Company’s financial covenants, (v) revises the negative covenant regarding the Company’s ability to pay dividends or make any distribution or payment or redeem, retire or repurchase any capital stock without the prior consent of SVB to allow for such payments (subject to certain restrictions) to certain holders of the Company’s Series A-1 Senior Preferred Stock, (vi) amends the definitions of “Prime Rate”, “Applicable Rate” and “EBITDA” and (vii) extends the maturity date to June 11, 2010.

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

As of June 30, 2009, 45% of the total assets were in the form of accounts receivable, thus, the Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of June 30, 2009, the Company had unbilled receivables of $2.6 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended June 30, 2009. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

 On April 8, 2009, Samuel Caldwell and Zulema Caldwell, former owners of Caldwell Technology Solutions, LLC (“CTS”), initiated an action against  the Company in Montgomery County Circuit Court, Maryland, alleging claims arising out of the Company’s purchase of CTS in July 2007. Specifically, the complaint alleges that the Company breached the Purchase Agreement dated June 6, 2007 among the Company, CTS and Mr. and Mrs. Caldwell (the “Purchase Agreement”) by failing to pay “earn-out” compensation pursuant to the terms of the Purchase Agreement. The complaint alleges that if certain revenue and profits metrics had been met by CTS in the first 12 months following its acquisition by the Company, Mr. and Mrs. Caldwell would have been entitled to receive the maximum earn-out compensation of $2,540,000 (which the Purchase Agreement provides was payable in cash and shares of the Company’s common stock) under the Purchase Agreement as opposed to the $165,000 in cash and $254,000 in shares of the Company’s common stock paid to Mr. and Mrs. Caldwell by the Company. The complaint further alleges that such metrics were met or would have been met had it not been for interference by the Company and non-GAAP-based accounting on the part of the Company.

In addition to the breach of contract claim, the complaint also includes (i) a claim of fraud, based on the allegation that the Company made misrepresentations when it entered into the Purchase Agreement regarding the accounting that would determine payment of the earn-out; (ii) a request for a legal “accounting” of the Company’s books; (iii) a request for pre-judgment attachment of the Company’s assets in the State of Maryland and (iv) a request that the court issue a declaratory judgment invalidating a non-competition agreement entered into by Mr. Caldwell as part of the CTS transaction. In addition to the alleged contract damages of $2,540,000 (less amounts previously paid to Mr. and Mrs. Caldwell as earn-out compensation), under their fraud claim, Mr. and Mrs. Caldwell seek $6,000,000 in punitive damages.

The Company has filed its answer and a counter-claim for breach of contract and fraud for undisclosed IRS liabilities, accounts receivable, disclosure of proprietary information, conversion of IRS checks and corporate credit cards, and unjust enrichment relating to certain payments made by the Company on behalf of the plaintiffs, in amounts to be determined at trial.  Plaintiffs answer is to be filed in late August.  A schedule has been set by the court with a deadline for completing discovery of February 10, 2010. The Company intends to vigorously defend the allegations in the complaint and pursue its counter-claims; however, it is difficult to predict the final outcome of the respective claims of the parties.

ITEM 1A: RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1
Third Loan Modification Agreement dated May 4, 2009 among Silicon Valley Bank, Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC and Trinity Information Management Services. Previously filed as an exhibit to the Form 8-K filed on May 8, 2009 and incorporated herein by reference.

10.2
Waiver Agreement dated May 11, 2009 among Silicon Valley Bank, Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC and Trinity Information Management Services. Previously filed as an exhibit to the Form 10-Q filed on May 15, 2009 and incorporated herein by reference.

10.3
Fourth Loan Modification Agreement dated July 2, 2009 among Silicon Valley Bank, Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC and Trinity Information Management Services. Previously filed as an exhibit to the Form 8-K filed on July 8, 2009 and incorporated herein by reference.

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

PARADIGM HOLDINGS, INC. (Registrant)

Date: August 13, 2009	By: /s/ Peter B. LaMontagne
Peter B. LaMontagne
President and Chief Executive Officer

Date: August 13, 2009	By: /s/ Richard Sawchak
Richard Sawchak
Senior Vice President and Chief Financial Officer