Form 10-Q
period 2009-09-30
Paradigm Holdings, Inc
filed 2009-11-12
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes ☐ No ☐

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
Yes ☐ No ☒

Shares of common stock outstanding on November 6, 2009 were 43,868,027.

PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$134,719	$52,257
Accounts receivable - contracts, net	5,212,932	6,920,768
Prepaid expenses	745,685	1,033,837
Prepaid corporate income taxes	—	47,092
Deferred income tax assets	34,473	60,269
Other current assets	432,869	554,610
Total current assets	6,560,678	8,668,833
Property and equipment, net	132,825	183,612
Goodwill	3,991,605	3,991,605
Intangible assets, net	984,136	1,244,591
Deferred financing costs, net	948,418	—
Deferred income tax assets, net of current portion	443,646	211,326
Other non-current assets	681,914	172,029
Total Assets	$13,743,222	$14,471,996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Note payable — line of credit	$3,096,851	$5,949,983
Note payable — promissory note	—	2,000,000
Capital leases payable, current portion	—	1,578
Accounts payable and accrued expenses	2,155,191	3,498,690
Accrued salaries and related liabilities	1,578,908	1,474,133
Corporate income tax payable	52,827	—
Mandatorily redeemable preferred stock, current portion	350,000	—
Other current liabilities	86,831	227,200
Total current liabilities	7,320,608	13,151,584
Long-term liabilities
Other non-current liabilities	127,559	183,870
Mandatorily redeemable preferred stock - $.01 par value, 10,000,000 shares authorized, 6,206 shares issued and outstanding as of September 30, 2009	4,483,923	—
Put warrants	1,465,082	—
Total liabilities	13,397,172	13,335,454
Commitments and contingencies
Convertible preferred stock - $.01 par value, 10,000,000 shares authorized, 0 and 1,800 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively. Each share of convertible preferred stock has a liquidation preference of $0.01 per share plus all accrued but unpaid dividends	—	18
Common stock - $.01 par value, 50,000,000 shares authorized, 41,243,027 shares and 19,148,153 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	412,431	191,482
Additional paid-in capital	3,344,646	3,215,400
Accumulated deficit	(3,411,027)	(2,270,358)
Total stockholders’ equity	346,050	1,136,542
Total liabilities and stockholders’ equity	$13,743,222	$14,471,996

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Contract Revenue
Service contracts	$5,713,956	$7,079,396	$17,180,060	$21,388,614
Repair and maintenance contracts	2,322,972	2,485,063	7,235,964	9,593,523
Total contract revenue	8,036,928	9,564,459	24,416,024	30,982,137
Cost of revenue
Service contracts	4,353,955	5,324,087	13,244,991	16,394,569
Repair and maintenance contracts	1,805,342	2,223,919	5,911,417	8,417,479
Total cost of revenue	6,159,297	7,548,006	19,156,408	24,812,048
Gross margin	1,877,631	2,016,453	5,259,616	6,170,089
Selling, general and administrative	1,711,850	2,115,270	5,566,304	6,319,257
Income (loss) from operations	165,781	(98,817)	(306,688)	(149,168)
Other income (expense)
Interest income	2	65	8	2,772
Change in fair value of put warrants	1,463,910	—	463,085	—
Interest expense – mandatorily redeemable preferred stock	(418,248)	—	(950,223)	—
Interest expense	(118,697)	(230,658)	(435,475)	(736,649)
Other income (expense)	—	—	—	227
Total other income (expense)	926,967	(230,593)	(922,605)	(733,650)
Income (loss) from operations before income taxes	1,092,748	(329,410)	(1,229,293)	(882,818)
Provision (benefit) for income taxes	135,069	(105,263)	(88,624)	(255,505)
Net income (loss)	$957,679	$(224,147)	$(1,140,669)	$(627,313)
Dividends on preferred stock	—	45,000	78,870	135,000
Net income (loss) attributable to common shareholders	$957,679	$(269,147)	$(1,219,539)	$(762,313)

Weighted average number of common shares:
Basic	41,243,027	19,148,153	36,299,722	19,148,153
Diluted	79,262,830	19,148,153	36,299,722	19,148,153

Basic net income (loss) per common share	$0.02	$(0.01)	$(0.03)	$(0.04)
Diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,140,669)	$(627,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	487,175	420,095
Depreciation and amortization	329,082	468,824
Bad debt recovery	(1,748)	(25,468)
Amortization of deferred financing costs	226,660	—
Interest expense for accretion of warrant discount	251,279	—
Accretion of preferred stock	283,370	—
Change in fair value of put warrants	(463,085)	—
Loss on disposal of property and equipment	22,841	—
Deferred income taxes	(206,524)	(291,200)
(Increase) Decrease in
Accounts receivable - contracts, net	1,709,584	717,249
Prepaid expenses	283,152	256,813
Prepaid corporate income taxes	47,092	(16,242)
Other current assets	121,741	5,776
Other non-current assets	(544,885)	15,892
(Decrease) Increase in
Accounts payable and accrued expenses	(1,308,604)	(187,286)
Accrued salaries and related liabilities	104,775	953
Corporate income tax payable	52,827	—
Other current liabilities	(140,369)	379,028
Other non-current liabilities	(56,311)	(75,278)
Net cash provided by operating activities	57,383	1,041,843
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisitions, net of cash assumed	—	(80,116)
Purchase of property and equipment	(30,574)	(27,968)
Net cash used in investing activities	(30,574)	(108,084)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	(1,181,997)
Payments on capital leases	(1,578)	(23,968)
Payment on notes payable	(2,000,000)	(18,228)
Proceeds from mandatorily redeemable preferred stock	6,206,000	—
Preferred stock issuance costs	(1,113,637)	—
Dividends paid on Series A Preferred Stock	(75,000)	(135,000)
Repurchase of Series A Preferred Stock	(107,000)	—
Proceeds from line of credit	34,705,476	47,178,821
Payments on line of credit	(37,558,608)	(46,759,146)
Net cash provided by (used in) financing activities	55,653	(939,518)
Net increase (decrease) in cash and cash equivalents	82,462	(5,759)
Cash and equivalents, beginning of period	52,257	7,771
Cash and cash equivalents, end of period	$134,719	$2,012

For the nine months ended September 30,	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
Cash paid for income taxes	$17,984	$55,101
Cash paid for interest	$644,927	$775,257
Non-cash financing activities:
Conversion of Series A preferred stock to common stock	$1,191,771	$—
Dividends declared but not paid	$—	$45,000

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

Liquidity

As of September 30, 2009, the Company had an accumulated deficit of approximately $3.4 million and working capital deficit of $0.8 million. Additionally, the Company is dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) and the combination of in-process cost reductions will be adequate to meet future liquidity needs for the next twelve months.

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

•
Under FFP contracts, revenue is generally recognized subject to the provision of the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” For those contracts that are within the scope of Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition; Construction-Type and Production-Type Contracts,” revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such contracts are divided into separate units of accounting. Revenue is recognized separately in accordance with the Company's revenue recognition policy for each element. Further, if an arrangement requires the delivery or performance of multiple deliveries or elements under a bundled sale, the Company determines whether the individual elements represent "separate units of accounting" under the requirements of ASC 605-25, “Revenue Recognition; Multiple Element Arrangements,” and allocates revenue to each element based on relative fair value.

Software revenue recognition for sales of OpsPlanner is in accordance with ASC 985-605, “Software Revenue Recognition.” Since the Company has not yet established vendor specific objective evidence of fair value for the multiple elements typically contained within an OpsPlanner sale, revenue from the sale of OpsPlanner is recognized ratably over the term of the contract. The OpsPlanner software was sold as part of the sale of the commercial business on February 28, 2007. Effective March 1, 2007, the Company became the exclusive reseller of the OpsPlanner software to the federal government.

In certain contracts, revenue includes third-party hardware and software purchased on behalf of clients. The level of hardware and software purchases made for clients may vary from period to period depending on specific contract and client requirements. The Company recognizes the gross revenue under ASC 605-45, “Revenue Recognition; Principal Agent Considerations,” for certain of its contracts which contain third-party products and services, because in those contracts, the Company is contractually bound to provide a complete solution which includes labor and additional services in which the Company maintains contractual, technical and delivery risks for all services and agreements provided to the customers, and the Company may be subject to financial penalties for non-delivery.

The Company is subject to audits from federal government agencies. The Company has reviewed its contracts and believes there is no material risk of any significant financial adjustments due to government audit. To date, the Company has not had any adjustments as a result of a government audit of its contracts.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, “Intangibles-Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. ASC 350-30 also requires that identifiable intangible assets with estimable useful lives be amortized over their estimated useful lives, and reviewed for impairment in accordance with ASC 360-10, “Property, Plant, and Equipment.”

The Company conducts a review for impairment of goodwill and indefinite lived intangible assets annually in the fourth quarter. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination. At September 30, 2009, there were no such factors indicating that the Company’s goodwill and intangible assets were impaired.

Share-based Compensation

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation,” to account for share-based compensation. Option awards granted after January 1, 2006 and those previously granted, but for which vesting provisions had not been met, are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock granted after January 1, 2006 is valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $92 thousand and $140 thousand for the three months ended September 30, 2009 and 2008, respectively, including the expense recognized for the restricted common stock issued on October 21, 2008 and May 3, 2007. Total share-based compensation expense was $487 thousand and $420 thousand for the nine months ended September 30, 2009 and 2008, respectively. The Company did not grant any share-based awards for the three and nine months ended September 30, 2009.

Valuation of Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of ASC 815-40. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability as of September 30, 2009. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 78% and 75% of total revenue was generated from three major customers during the three and nine months ended September 30, 2009 and 70% and 66% of total revenue was generated from three major customers during the three and nine months ended September 30, 2008, respectively. The Company’s accounts receivable related to these three major customers was 76% of total accounts receivable at September 30, 2009. The Company’s accounts receivable related to the two major customers was 51% of total accounts receivable at December 31, 2008. The Company defines major customer by agencies within the federal government.

A majority of the Company’s customer concentration is in the Mid-Atlantic states of the United States.

Segment Reporting

ASC 280, “Segment Reporting” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Recently Issued Accounting Standards – Not Yet Adopted

 In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25(1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The FASB also issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force” to amend the scope of arrangements under ASC 985, “Software”, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on January 1, 2011. The Company is in the process of evaluating the impact the amendments to ASC 605-25 and ASC 985-605 will have on its consolidated finance statements.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosure” (“ASU 2009-12”). This standard provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds and private equity, real estate, and venture capital partnerships. This Standard is effective for interim and annual periods ending after December 15, 2009. This statement is likely not to have a material effect on the condensed consolidated financial statements as the Company does not currently have any investments measured at net asset value.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC Topic 820, “Fair Value Measurements”. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the ASC (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard is effective on October 1, 2009 for the Company and is not expected to have an impact on the Company’s consolidated financial position or results of operations; however, this standard may impact the Company in future periods.

In June 2009, the FASB issued guidance to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This guidance will be effective for the Company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

Recently Adopted Accounting Standards

On July 1, 2009, the Company adopted ASU 2009-01 “FASB Accounting Standards Codification.” This guidance confirms that the FASB Accounting Standards Codification (the “Codification”) becomes the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American AICPA, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

On June 30, 2009, the adopted Company provisions of ASC 825, “Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of ASC 825 did not have a material impact on the Company’s statement of operations, financial position, or cash flows.

On June 30, 2009, the Company adopted ASC 855, “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. The adoption of ASC 855 did not have a material impact on the Company’s statements of operations, financial position, or cash flows.

On January 1, 2009, the Company adopted ASC 815, “Derivatives and Hedging.” The statement modifies and expands the disclosure requirements for derivative instruments and hedging activities. ASC 815 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. The adoption of ASC 815 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2009, the Company adopted ASC 810, “Consolidation.” The statement establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of ASC 810 did not have a material impact on the Company’s statements of operations, financial position or cash flows as the Company does not have any noncontrolling interests in other active companies.

On January 1, 2009, the Company adopted ASC 805, “Business Combinations.” The statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquiree and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard did not have immediate impact upon adoption by the Company, but will result in items such as transaction and acquisition related-restructuring costs with respect to business combinations closing after December 31, 2008 being charged to expense when incurred. The Company will apply this ASC when evaluating potential future transactions to which it would apply.

2. FAIR VALUE MEASUREMENTS

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. ASC 820 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

		Fair Value Measurement at September 30, 2009 Using:
	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put warrants	$1,465,082	$—	$1,465,082	$—

The Company values the put warrants using the Black-Scholes model with the following assumptions:

Exercise price	$0.078 & $0.0858
Underlying common stock price	$0.05
Volatility	123.2%
Contractual term	6.41 years
Risk free interest rate	2.93%
Common stock dividend rate	0%
Dilution factor	22.6%

In accordance with ASC 815, the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company as long as the warrants remain classified as a liability.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, note payable - line of credit, and mandatorily redeemable preferred stock. The fair values of cash and cash equivalents, accounts receivable, accounts payable and note payable - line of credit approximated the carrying values based on market interest rates and the time to maturity. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. At September 30, 2009, the estimated fair values and carrying amounts of the mandatorily redeemable preferred stock was $4.8 million.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service. The components of accounts receivable are as follows:

	September 30, 2009	December 31, 2008
Billed receivables	$2,227,260	$3,826,514
Unbilled receivables	2,985,672	3,094,254

Total accounts receivable – contracts, net	$5,212,932	$6,920,768

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at September 30, 2009 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 as an allowance for doubtful accounts related to certain customers at September 30, 2009 and December 31, 2008.

4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2009	December 31, 2008
Prepaid insurance, rent and software maintenance agreements	$122,365	$136,357
Contract-related prepaid expenses	214,990	618,439
Other prepaid expenses	408,330	279,041

Total prepaid expenses	$745,685	$1,033,837

5. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	September 30, 2009	December 31, 2008
Furniture and fixtures	$92,411	$109,445
Equipment	740,614	778,121
Software	563,082	528,768
Leasehold improvement	31,978	43,194
Total property and equipment	1,428,085	1,459,528
Accumulated depreciation	(1,295,260)	(1,275,916)

Property and equipment, net	$132,825	$183,612

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 was $22,901 and $68,627, respectively, and depreciation and amortization expense for the three and nine months ended September 30, 2008 was $56,026 and $208,369, respectively.

6. DEFERRED FINANCING COSTS

Deferred financing costs are as follows:

	September 30, 2009	December 31, 2008

Financing costs	$1,175,078	$—
Accumulated amortization	(226,660)	—

Net carrying amount	$948,418	$—

Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest rate method. Amortization expense included in interest expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 was $98,230 and $226,660, respectively. There was no amortization expense for the three and nine months ended September 30, 2008.  Anticipated future amortization is as follows:

For the remaining three months ending December 31, 2009	$100,124
For the years ending December 31,
2010	404,970
2011	399,870
2012	43,454

7. INTANGIBLE ASSETS

Intangible assets are as follows:

	September 30, 2009	December 31, 2008

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(825,864)	(565,409)

Net carrying amount	$984,136	$1,244,591

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 was $86,819 and $260,455, respectively, and amortization expense for the three and nine months ended September 30, 2008 was $86,818 and $260,455, respectively. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining three months ending December 31, 2009	$86,818
For the years ending December 31,
2010	347,273
2011	347,273
2012	202,772

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	September 30, 2009	December 31, 2008

Accounts payable	$1,660,550	$2,969,262
Accrued expenses	494,641	529,428

Total accounts payable and accrued expenses	$2,155,191	$3,498,690

9. DEBT

At September 30, 2009 and December 31, 2008, outstanding debts consisted of the following:

	September 30, 2009	December 31, 2008

Current debts:
Note payable – line of credit	$3,096,851	$5,949,983
Note payable – promissory note	—	2,000,000
Mandatorily redeemable preferred stock, current portion	350,000	—
Total current debt	$3,446,851	$7,949,983

Long-term debts:
Mandatorily redeemable preferred stock	$6,206,000	$—
Accretion of preferred stock	283,370	—
Less: unamortized discount	(1,655,447)	—
Carrying amount	4,833,923	—
Less: current portion	(350,000)	—
Mandatorily redeemable preferred stock, net of current portion	$4,483,923	$—
Put warrants	$1,465,082	$—
Total long-term debt, net of current portion	$5,949,005	$—

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

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. The Loan and Security Agreement requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. Because the Company was not in compliance with the EBITDA covenant at June 30, 2008, the Company and SVB amended the Loan and Security Agreement to waive the covenant compliance for the periods ended June 30 and July 31, 2008. On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to May 12, 2009 and modify the funds available under the working capital line of credit facility to not exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant are consistent with the previous agreement for the remainder of the extension period. On May 4, 2009, the Company and SVB entered into a Third Loan Modification Agreement. This Third Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 12, 2009.

On July 2, 2009, the Company and SVB entered into a Fourth Loan Modification Agreement. This Fourth Loan Modification Agreement, among other things, (i) modifies the collateral handling fee payable by the Company, (ii) revises certain of the Company’s representations and warranties, (iii) increases the charge to the Company for certain inspections and audits from $750 per person per day to $850 per person per day, (iv) revises the Company’s financial covenants, (v) revises the negative covenant regarding the Company’s ability to pay dividends or make any distribution or payment or redeem, retire or repurchase any capital stock without the prior consent of SVB to allow for such payments (subject to certain restrictions) to certain holders of the Company’s Series A-1 Senior Preferred Stock, (vi) amends the definitions of “Prime Rate”, “Applicable Rate” and “EBITDA” and (vii) extends the maturity date to June 11, 2010. The Company was in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended September 30, 2009. As of September 30, 2009, the Company had $3.1 million outstanding, and $1.4 million additional availability, under its working capital line of credit with SVB.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of September 30, 2009, no events of default had occurred.

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

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. Interest expense related to the mandatorily redeemable preferred stock included in other expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 was $418 thousand and $950 thousand, respectively. There was no interest expense related to the mandatorily redeemable preferred stock for the three and nine months ended September 30, 2008. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the purchase price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to ASC 815-40 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The warrants should be measured at fair value, with changes in fair value reported in earnings as long as the warrants remain classified as a liability. The initial proceeds allocated to preferred shares and warrants were $4,299,274 and $1,906,726, respectively

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the warrants, the effective interest rate is 26.79%. The Company also incurred $1,175,078 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred stock from the date of issuance to September 30, 2009, was a decrease of approximately $0.4 million from $1.9 million as of February 27, 2009 to $1.5 million as of September 30, 2009. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three and nine months ended September 30, 2009, the change of fair value of the Warrants was $1.5 million and ($0.5) million, respectively.

10. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Under ASC 740, the Company recognizes deferred income taxes for all temporary differences between the financial statement basis and the tax basis of assets and liabilities at currently enacted income tax rates.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2009.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of September 30, 2009, the Company had recorded immaterial interest and penalties associated with the filing of the 2008 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

The Company recorded a current income tax benefit as of September 30, 2009 of $89 thousand. The Company expects to utilize this benefit to off-set taxable income from the remaining three months ending December 31, 2009.

11. NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per common share has been computed in a manner consistent with that of basic net income (loss) per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Basic net income (loss) per common share:
Net income (loss)	$957,679	$(224,147)	$(1,140,669)	$(627,313)
Dividends on preferred stock	—	45,000	78,870	135,000
Net income (loss) attributable to common stockholders - basic	957,679	(269,147)	(1,219,539)	(762,313)
Change in fair value of put warrants, net of income tax	(1,282,963)	—	—	—
Net loss attributable to common stockholders - diluted	$(325,284)	$(269,147)	$(1,219,539)	$(762,313)

Weighted average common shares outstanding
- basic	41,243,027	19,148,153	36,299,722	19,148,153
Treasury effect of put warrants	38,019,803	—	—	—

Total weighted average common shares
outstanding - diluted	79,262,830	19,148,153	36,299,722	19,148,153

Basic net income (loss) per common share	$0.02	$(0.01)	$(0.03)	$(0.04)
Diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Common stock equivalents of 116,655,347 and 121,393,423 were not included in the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2009, respectively, and common stock equivalents of 7,203,407 and 5,658,517 were not included in the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2008, as the inclusion of these common stock equivalents would be anti-dilutive.

12. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan. At September 30, 2009, 3,758,799 shares of common stock were reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,044,667 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of September 30, 2009, 2,925,000 shares of restricted common stock and options to purchase 507,000 shares of common stock have been issued under the Plan and options to purchase 2,622,000 shares of common stock have been granted outside of the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at December 31, 2008	1,578,000	$0.29	$—	7.6
Granted	—	—
Exercised	—	—
Canceled	(28,000)	0.26

Outstanding at September 30, 2009	1,550,000	$0.29	$—	6.9

Exercisable at December 31, 2008	1,081,667	$0.30		7.3
Exercisable at September 30, 2009	1,309,333	$0.30	$—	6.6

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.05 at September 30, 2009 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 was $23 thousand and $160 thousand and share-based compensation for the three and nine months ended September 30, 2008 was $80 thousand and $240 thousand, respectively.

The Company did not grant any stock options for the three and nine months ended September 30, 2009. The fair value of the options granted during fiscal 2008 was $20 thousand and is included as part of additional paid-in capital as vested. As of September 30, 2009, the Company had $63 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 1 year.

Restricted Common Stock

On May 3, 2007, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, to certain individuals. The restricted shares will vest on January 2, 2012 and have no interim vesting periods. On October 21, 2008, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, to certain individuals. The restricted shares will vest on January 2, 2013 and have no interim vesting periods. During the quarter ended June 30, 2009, 300,000 shares of restricted stock vested due to the resignation of two members of the Company’s Board of Directors and the vesting was accelerated and the remaining compensation expense was recognized as of that date.

The restricted shares were issued from the Plan with the intent of providing a longer-term employment retention mechanism to key management and board members.

The following table summarizes the Company's restricted common stock activity.

	Number of Restricted Common Stock	Aggregate Fair Value	Weighted Average Vesting Periods	Weighted Average Remaining Vesting Periods
			(in years)	(in years)
Outstanding at December 31, 2008	2,925,000	$1,425,000	4.4	3.3
Granted	—
Vested	(300,000)	180,000

Outstanding at September 30, 2009	2,625,000	$1,245,000	4.4	2.6

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three and nine months ended September 30, 2009 was $68 thousand and $327 thousand, respectively, and the compensation expense recognized for the three and nine months ended September 30, 2008 was $60 thousand and $180 thousand, respectively.

The total fair value of the restricted stock granted in fiscal 2008 and 2007 was $0.3 million and $1.1 million, respectively, calculated by multiplying the number of shares of restricted common stock granted and the closing market price of $0.20 on October 21, 2008 and $0.80 on May 3, 2007, respectively, and will be included as part of additional paid-in capital over the vesting period. As of September 30, 2009, the unrecognized compensation costs related to the remaining nonvested restricted stock was $0.7 million, which will be recognized over a weighted average period of 2.6 years.

13. STOCKHOLDERS’ EQUITY

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

Warrants

In connection with the Series A Preferred Stock issuance on July 25, 2007, the Company issued the purchasers of the Series A Preferred Stock 5-year warrants to purchase an aggregate of approximately 149,400 shares of common stock at $1.20 per share. The Company also issued warrants to the placement agent to purchase 83,333 common shares of the Company at $1.20 per share. The warrants were classified as equity in accordance with ASC 815-40 primarily because such warrants do not provide for net cash settlement. Warrants issued were valued at $139 thousand, using the Black Scholes model, and recorded as part of additional paid-in capital using the Black Scholes model.

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

As of September 30, 2009, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at September 30, 2009, approximately, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$133,770,972
Completed to date	114,463,499

Authorized backlog	$19,307,472

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $72,700,000.

As of September 30, 2009, none of the Company's existing contracts is subject to renegotiation during the remainder of 2009.

15. LITIGATION AND CLAIMS

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

The Company has filed its answer and a counter-claim for breach of contract and fraud for undisclosed IRS liabilities, accounts receivable, disclosure of proprietary information, conversion of IRS checks and corporate credit cards, and unjust enrichment relating to certain payments made by the Company on behalf of the plaintiffs, in amounts to be determined at trial. Plaintiffs answer to the Company’s counterclaim was filed in early October. A schedule has been set by the court with a deadline for completing discovery of February 11, 2010. The Company intends to vigorously defend the allegations in the complaint and pursue its counter-claims; however, it is difficult to predict the final outcome of the respective claims of the parties.

16.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through November 11, 2009, the date of financial statement issuance and there are no reportable subsequent events.

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to 174 personnel (full time, part time, and consultants) at September 30, 2009. The 2009 annual run-rate of revenue is approximately $33 million, based on revenue for the nine months ended September 30, 2009. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of September 30, 2009, Paradigm had three wholly-owned subsidiaries, Paradigm Solutions Corp. (“PSC”), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of National Security programs within the intelligence community.

We derive substantially all of our revenue from fees for IT solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the quarter ended September 30, 2009, our business was comprised of 56% fixed price and 44% time and material contracts.

For the quarter ended September 30, 2009, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, all agencies within the federal government, generated approximately 78% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

Valuation of Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of ASC 815-40. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability as of September 30, 2009. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

RECENT ACCOUNTING STANDARDS

New accounting standards that have a current or future potential impact on Paradigm’s condensed consolidated financial statements are as follows:

In June 2009, the FASB issued guidance to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This guidance will be effective for the Company beginning January 1, 2010. Management is currently evaluating the effect, if any, that adoption of this standard will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

Recently Adopted Accounting Standards

On July 1, 2009, the Company adopted SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” This statement confirms that the FASB Accounting Standards Codification (the “Codification”) becomes the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American AICPA, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The adoption of SFAS 168 did not have a material impact on the Company’s condensed consolidated financial statements.

On June 30, 2009, the adopted Company provisions of ASC 825, “Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of ASC 825 did not have a material impact on the Company’s statement of operations, financial position, or cash flows.

On June 30, 2009, the Company adopted ASC 855, “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. The adoption of ASC 855 did not have a material impact on the Company’s statements of operations, financial position, or cash flows.

On January 1, 2009, the Company adopted ASC 815, “Derivatives and Hedging.” This ASC modifies and expands the disclosure requirements for derivative instruments and hedging activities. ASC 815 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. The adoption of ASC 815 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2009, the Company adopted ASC 810, “Consolidation.” This ASC establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of ASC 810 did not have a material impact on the Company’s statements of operations, financial position or cash flows.

On January 1, 2009, the Company adopted ASC 805, “Business Combinations.” This ASC establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquiree and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of ASC 805 did not have a material impact on the Company’s statements of operations, financial position or cash flows. The Company will apply ASC 805 to its future acquisitions, if any.

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

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended September 30,				Nine months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Revenue	$8,037	$9,564	100.0%	100.0%	$24,416	$30,982	100.0%	100.0%
Cost of revenue	6,159	7,548	76.6	78.9	19,156	24,812	78.5	80.1
Gross margin	1,878	2,016	23.4	21.1	5,260	6,170	21.5	19.9
Selling, general & administrative	1,712	2,115	21.3	22.1	5,566	6,319	22.8	20.4
Income (loss) from operations	166	(99)	2.1	(1.0)	(306)	(149)	(1.3)	(0.5)
Other income (expense)	927	(230)	11.5	(2.4)	(923)	(734)	(3.8)	(2.3)
Provision (benefit) for income taxes	135	(105)	1.7	(1.1)	(88)	(256)	(0.4)	(0.8)
Net income (loss)	$958	$(224)	11.9%	(2.3%)	$(1,141)	$(627)	(4.7%)	(2.0%)

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

	Three Months Ended September 30,				Nine months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Federal service contracts	$5,714	$7,079	71.1%	74.0%	$17,180	$21,389	70.4%	69.0%
Federal repair & maintenance contracts	2,323	2,485	28.9	26.0	7,236	9,593	29.6	31.0
Total revenue	$8,037	$9,564	100.0%	100.0%	$24,416	$30,982	100.0%	100.0%

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenue. For the three months ended September 30, 2009, revenue decreased 16.0% to $8.0 million from $9.6 million for the same period in 2008. The decrease in revenue is attributable to the completion of two of our federal service contracts during the second half of 2008 and a decrease in our federal repair and maintenance contracts business. The decrease in repair and maintenance business is attributable to a reduction in revenue on one federal contract due to a reduction in scope. We expect our current lower revenue run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended September 30, 2009, cost of revenue decreased by 18.4% to $6.2 million from $7.5 million for the same period in 2008. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue on the repair and maintenance contracts. As a percentage of revenue, cost of revenue was 76.6% for the three months ended September 30, 2009 as compared to 78.9% for the same period in 2008. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the three months ended September 30, 2009, gross margin decreased 6.8% to $1.9 million from $2.0 million for the same period in 2008. Gross margin as a percentage of revenue increased to 23.4% for the three months ended September 30, 2009 from 21.1% for the same period in 2008. Gross margin as a percentage of revenue increased due to higher gross margin on our time and material contracts and better contract management on our fixed price contracts. Gross margin, as it relates to the service contracts, decreased 22.5% to $1.4 million from $1.7 million for the same period in 2008. The decrease in services gross margin is due to the completion of two of our federal service contracts during the second half of 2008. Gross margin, as it relates to the maintenance contracts, increased 98.5% to $0.5 million from $0.3 million for the same period in 2008. The increase in maintenance gross margin is attributable to better contract management.

Selling, General & Administrative Expenses. For the three months ended September 30, 2009, selling, general and administrative ("SG&A") expenses decreased 19.1% to $1.7 million from $2.1 million for the same period in 2008. As a percentage of revenue, SG&A expenses decreased to 21.3% for the three months ended September 30, 2009 from 22.1% for the same period in 2008. The decrease in SG&A expenses is due to the Company’s cost reduction efforts. Management will continue monitoring SG&A expenses to balance the impact resulting from decreased revenues.

Other Income. For the three months ended September 30, 2009, other income increased to an income of $927 thousand from an expense of $231 thousand for the same period in 2008. The increase in other income was primarily attributable to the gain from the change in fair value of the warrants which is partially offset by higher interest expense recorded on the mandatorily redeemable preferred stock issued on February 27, 2009 via a private placement discussed below.

Income Taxes. For the three months ended September 30, 2009, income tax provision increased to a provision of $135 thousand from a benefit of $105 thousand for the same period in 2008. The Company’s tax provision for the three months ended September 30, 2009 and 2008 represents an estimated annual effective tax rate, excluding discrete items, of 12.3% and 32.2%, respectively. The decrease in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Loss. For the three months ended September 30, 2009, net income increased to $958 thousand from a net loss of $224 thousand for the same period in 2008. The net income was due to the gain from the change in fair value of put warrants and lower SG&A expenses which is partially offset by lower revenue and higher interest expense as discussed above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenue. For the nine months ended September 30, 2009, revenue decreased 21.2% to $24.4 million from $31.0 million for the same period in 2008. The decrease in revenue is attributable to the completion of two of our federal service contracts during the second half of 2008 and a decrease in our federal repair and maintenance contracts business. The decrease in repair and maintenance business is attributable to a reduction in revenue on one federal contract due to a reduction in scope. We expect our current lower revenue run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the nine months ended September 30, 2009, cost of revenue decreased 22.8% to $19.2 million from $24.8 million for the same period in 2008. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 78.5% for the nine months ended September 30, 2009 as compared to 80.1% for the same period in 2008. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the nine months ended September 30, 2009, gross margin decreased 14.7% to $5.3 million from $6.2 million for the same period in 2008. Gross margin as a percentage of revenue increased to 21.5% for the nine months ended September 30, 2009 from 19.9% for the same period in 2008. Gross margin as a percentage of revenue increased due to higher gross margin on our time and material contracts and better contract management on our fixed price contracts. Gross margin as it relates to the service contracts decreased 21.2% to $3.9 million from $5.0 million for the same period in 2008. The decrease in services gross margin is due to the completion of two of our federal service contracts during the second half of 2008. Gross margin, as it relates to the maintenance contracts, increased 12.7% to $1.3 million from $1.2 million for the same period in 2008. The increase in maintenance gross margin is attributable to better contract management.

Selling, General & Administrative Expenses. For the nine months ended September 30, 2009, SG&A expenses decreased 11.9% to $5.6 million from $6.3 million for the same period in 2008. As a percentage of revenue, SG&A expenses increased to 22.8% for the nine months ended September 30, 2009 from 20.4 % for the same period in 2008. The increase in percentage is directly attributable to the decrease in revenues. Management will continue monitoring SG&A expenses to balance the impact resulting from decreased revenues.

Other Expense. For the nine months ended September 30, 2009, other expense increased to $923 thousand from $734 thousand for the same period in 2008. As a percentage of revenue, other expense increased to 3.8% for the nine months ended September 30, 2009 from 2.4% for the same period in 2008. The increase in other expense was primarily attributable to interest expense recorded on the mandatorily redeemable preferred stock issued on February 27, 2009 via a private placement which is partially offset by the gain from the change in fair value of the warrants issued.

Income Taxes. For the nine months ended September 30, 2009, income tax benefit decreased to $88 thousand from $256 thousand for the same period in 2008. The Company’s tax provision for the nine months ended September 30, 2009 and 2008 represents an estimated annual effective tax rate, excluding discrete items, of 12.3% and 32.2%, respectively. The decrease in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Loss. For the nine months ended September 30, 2009, net loss increased to $1.1 million from $0.6 million for the same period in 2008. The net loss was due to lower revenue and higher interest expenses, partially offset by the gain from the change in fair value of put warrants as discussed above.

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

For the nine months ended September 30, 2009, the Company generated $82 thousand in cash and cash equivalents compared to the used of $6 thousand of cash for the same period in 2008.

Cash flow from operating activities provided by continuing operations was $57 thousand for the nine months ended September 30, 2009 compared to $1.0 million of cash provided for the same period in 2008. Cash flow from operating decreased primarily due to a decrease in accounts payable. As of September 30, 2009, the Company had $135 thousand of cash on hand and a working capital deficit of $0.8 million.

Net loss was $1.1 million for the nine months ended September 30, 2009 compared to $0.6 million for the same period in 2008. The higher net loss was primarily due to lower revenue and higher interest expenses, partially offset by the gain from the change in fair value of put warrants.

Accounts receivable decreased by $1.7 million for the nine months ended September 30, 2009 compared to $0.7 million for the same period in 2008. The decrease in the accounts receivable balance for 2009 is attributable to lower revenue and more focused billings and collection efforts.

Accounts payable decreased by $1.3 million for the nine months ended September 30, 2009 compared to a decrease of $0.2 million for the same period in 2008. The decrease during the nine months ended September 30, 2009 is primarily reflective of decreased cost of revenue and the payment of certain payables with a portion of the proceeds from the private placement on February 27, 2009.

Net cash used in investing activities was $31 thousand for the nine months ended September 30, 2009 compared to $108 thousand for the same period in 2008. Cash used in investing activities in 2009 was for purchases of property and equipment. Cash used in investing activities in 2008 was primarily due to the cash payment of earn-out compensation earned by the members of CTS as of December 31, 2008.

Net cash provided by financing activities was $56 thousand for the nine months ended September 30, 2009 compared to $0.9 million used for the same period in 2008. The increase in net cash provided by financing activities is due to proceeds from the private placement completed on February 27, 2009 which were partially offset by payments made to pay down the Company’s line of credit with SVB and to pay off the promissory note issued in connection with the Company’s acquisition of Trinity. Cash provided by financing activities in 2008 was due to proceeds from the line of credit to fund operations.

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

The Warrants provide that in the event of certain fundamental transactions or the occurrence of an event of default, the holder of the Warrants may cause the Company to repurchase such Warrants for the purchase price specified therein (the “Repurchase Price”).

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

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the Repurchase Price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to ASC 815-40 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The Warrants should be measured at fair value, with changes in fair value reported in earnings as long as the Warrants remain classified as liabilities. The initial proceeds allocated to shares of Series A-1 Preferred Stock and the Warrants were $4,299,274 and $1,906,726, respectively

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the Warrants, the effective interest rate is 26.79%. The Company also incurred approximately $1,175,000 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the Warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred Stock from the date of issuance to September 30, 2009, was a decrease of approximately $0.4 million from $1.9 million as of February 27, 2009 to $1.5 million as of September 30, 2009. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three and nine months ended September 30, 2009, the change of fair value of the Warrants was $1.5 million and ($0.5) million, respectively

Loan and Security Agreement

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

The Company was in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended September 30, 2009. As of September 30, 2009, the Company had $3.1 million outstanding, and $1.4 million additional availability, under its working capital line of credit with SVB.

As of September 30, 2009, 38% of the total assets were in the form of accounts receivable, thus, the Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of September 30, 2009, the Company had unbilled receivables of $3.0 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the quarter ended September 30, 2009. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has filed its answer and a counter-claim for breach of contract and fraud for undisclosed IRS liabilities, accounts receivable, disclosure of proprietary information, conversion of IRS checks and corporate credit cards, and unjust enrichment relating to certain payments made by the Company on behalf of the plaintiffs, in amounts to be determined at trial.  Plaintiffs answer to the Company’s counterclaim was filed in early October.  A schedule has been set by the court with a deadline for completing discovery of February 10, 2010. The Company intends to vigorously defend the allegations in the complaint and pursue its counter-claims; however, it is difficult to predict the final outcome of the respective claims of the parties.

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

PARADIGM HOLDINGS, INC. (Registrant)

Date: November 11, 2009	By:	/s/ Peter B. LaMontagne
Peter B. LaMontagne
President and Chief Executive Officer

Date: November 11, 2009	By:	/s/ Richard Sawchak
Richard Sawchak
Senior Vice President and Chief Financial Officer