Form 10-K
period 2009-12-31
Paradigm Holdings, Inc
filed 2010-03-30
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
(Title of Class)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates based on the closing price as of June 30, 2009 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $0.4 million.

Number of shares of common stock outstanding as of March 18, 2010 was: 43,868,027 shares.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

i

TABLE OF CONTENTS

CERTIFICATIONS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

ii

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Paradigm Holdings, Inc. (“Paradigm” or the “Company”) (website: www.paradigmsolutions.com) provides information technology (“IT”), information assurance, and business continuity solutions, primarily to U.S. Federal Government customers. Headquartered in Rockville, Maryland, the Company was founded based upon strong commitment to high standards of performance, integrity, customer satisfaction, and employee development.

With an established core foundation of experienced executives, Paradigm has grown from six employees in 1996 to the current level of 169 personnel. Our annual revenue was $32.2 million in 2009.

As of December 31, 2009, Paradigm was comprised of three subsidiary companies: 1) Paradigm Solutions Corporation (“PSC), which was incorporated in 1996 to deliver IT services to federal agencies, 2) Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT security and cyber forensics solutions into the national security marketplace, and 3) Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of national security programs within the intelligence community. Paradigm is dedicated to providing premier IT solutions to Paradigm’s federal clients, focusing on expanding support for national security programs with current and new customer agencies. Paradigm’s targeted agencies include the U.S. Department of the Treasury, U.S. Department of Homeland Security (“DHS”), U.S. Department of State, U.S. Department of Justice, and the U.S. Department of Defense (“DoD”) (including Secretary of Defense, Army, Navy/Marine Corps, Air Force, and Joint Forces Command), as well as agencies and departments comprising the U.S. intelligence community, including the Office of the Director of National Intelligence (“ODNI”). In addition, Paradigm serves other agency clients such as the Department of Commerce in cases where they offer valuable contract opportunities that require our specialized expertise or significantly augment Paradigm’s revenue.

Paradigm supports our clients’ mission-critical initiatives in four core technical competency areas: Enterprise Optimization, Enterprise Solutions, Mission Support, and Mission Assurance. Refer to Product and Service Offerings in this section for additional discussion of these competency areas. We expect our primary focus for business growth will be to pursue  IT solutions work with the DoD, DHS, intelligence community member agencies and other national security oriented agencies where we believe the opportunity for profitable business is greater.

Paradigm is steadfast in its commitment to be a leading provider of technology and mission services to the U.S. Federal Government, primarily supporting national security missions. As an emerging member of the federal IT community, we plan to build success and respect through the provision of specialized technical services and solutions. We are committed to our customers’ mission success through the delivery of high-quality IT services on-time and within budget through reduced-risk transitions, program stability, and effective contract implementation and administration. We are dedicated to employee development and the advancement of a culture of integrity, teamwork, and trust, objectives that we believe will be key factors in making us a leading employer and solution provider of choice in our market.

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

On December 17, 2004, Paradigm formed the wholly-owned subsidiary, Paradigm Solutions International (“PSI”), to focus on providing IT and software solutions to the commercial arena.

On October 14, 2005, PSI acquired Blair Technology Group (“Blair”). PSI was the surviving corporation and continued its corporate existence under the laws of the State of Maryland as a wholly-owned subsidiary of Paradigm until February 28, 2007. The Company defined the commercial business as all of the outstanding capital stock of PSI, which included all of the capital stock of Blair, and certain assets associated with the OpsPlanner software tool. The Company classified the commercial business as discontinued operations at December 31, 2006 based on the Company meeting the necessary criteria listed in Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” The Company completed the sale of the commercial business on February 28, 2007.

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

OUR GROWTH STRATEGY

Our strategy to grow our business in the federal IT market and expand our business supporting national security customers and programs has several principal components:

•
LEVERAGING CURRENT INCUMBENT WORK—We emphasize thoroughly analyzing our current customers and then systematically targeting and pursuing new business and expansion opportunities within our existing customer set. The incumbency analysis/leveraging process involves:

•
Convening focused meetings involving operations and business development staff for all of our key incumbent contracts and ensuring continued strong performance on projects and fostering positive relationships with our customers and prime contractors.

•	Identifying related and non-related divisions within existing customer organizations, offices, and initiatives where Paradigm can add value.
•	Identifying contracts (current and new) within these offices/initiatives where we can bid competitively as a prime or subcontractor.
•	Analyzing the competition (especially the incumbent where there is a current contract) to determine relative strengths, weaknesses, and possible winning strategies.
•	Meeting systematically and frequently with current/potential clients.
•	Continually researching and deepening our knowledge of the goals and strategies of each client organization.
•	Targeting and qualifying the highest-priority opportunities where we have the best chance to expand current or win new business.
•	Committing sufficient resources necessary to execute plans to win identified business opportunities, focusing first on high-revenue, high-margin business where are core competencies are most relevant.

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

HEIGHTENED SECURITY AND PRIVACY CONCERNS UNDERSCORE THE NEED FOR MISSION ASSURANCE - In recent years, several factors have combined to greatly increase awareness of the need for effective IT risk and business continuity management within the federal government market. The OMB has added new requirements for incorporating the cost of security in agency IT investments beginning with fiscal 2008 IT budget submissions. In addition, agencies are expected now to provide detailed plans regarding how they will successfully deploy their financial and human capital resources to correct existing security weaknesses, such as those found during privacy program reviews and implementation of security controls, and to integrate security solutions over the lifecycle of each system undergoing development, modernization or enhancement.

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

PRODUCT & SERVICE OFFERINGS

We are an information technology and business solutions provider focused on supporting the operational efficiency and security of government enterprises. As a federal government contracting partner, we help our clients plan, perform and assure (i.e. secure and protect) their essential mission functions, especially those involving IT systems.

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

Government agencies, both civilian and defense, have come under increasing pressure due to budget constraints and Congressional oversight, to demonstrate value in their projects and alignment of their programs with strategic and tactical objectives. These performance and oversight requirements have resulted in the proliferation of program management offices within federal agencies to implement a common framework, describe and analyze IT investments, enhance inter-organizational collaboration, and ensure that agencies are seeking transformation into results-oriented, market-based organizations.

Enterprise Optimization skills are a critical element of our offerings because the practice area: a) involves highly skilled technical expertise that can command higher margins, b) often requires security clearance levels that are difficult to acquire, thus increasing demand, and c) enables us to connect with the senior decision makers and understand operational infrastructure of federal organizations.

•
ENTERPRISE SOLUTIONS—This practice area involves the development and deployment of mission-critical, often enterprise-wide, solutions that are central to the organization and management of information. The practice area involves the full life cycle of IT support and encompasses:

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

•
MISSION SUPPORT—This practice moves beyond technical and engineering support to deliver solutions that directly support the missions of our customers. In these engagements, our employees often work as an integrated member of  a government team to provide the following services:

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

•      Computer and Network Forensics
•      Critical Infrastructure Protection
•      Continuity of Operations Consulting
•      IT Contingency Planning/Disaster Recovery Consulting Services
•      Pandemic Influenza Planning
•      Certification and Accreditation Services

We work to protect the nation's critical infrastructure components and resources from natural disasters, acts of terrorism, and other emergencies by applying methodologies and tools to identify and analyze risks, and deploy systems to reduce those risks and the consequences of an event. With the current level of national security concerns and the increase in security related incidents such as fraud, network penetration, theft of proprietary information, and corporate espionage, our computer forensics expertise has become an important part of information protection and incident response for certain federal agencies.

Mission Assurance is a critical element of our offerings because the quadrant: a) “opens up” program areas within a client organization that can be different from the Chief Information Office or technology-focused divisions, b) allows for relatively long-term and FTE intensive contracts, c) enables Paradigm to penetrate deep within the operational infrastructure of a federal organization while building a key enterprise role and relationship for our Company, and d) expands our exposure to the law enforcement, homeland security, and national security markets.

In addition to service-focused expertise, we are the primary reseller in the federal market for a licensed proprietary software tool, OpsPlanner ™ through our reseller agreement with PSI. OpsPlanner is one of the first tool sets to integrate continuity planning, emergency management, and automated notification in one easy-to-use platform. Although the intellectual property rights of this offering transferred with the sale of the commercial business on February 28, 2007, we plan to continue to utilize OpsPlanner as part of our business continuity consulting practice in the federal government market. From inception, this platform was developed as an integrated application—unlike those of competitors, which offer continuity planning, emergency management and automated notification as separate software modules. We believe that the OpsPlanner™ offering, when implemented with our consulting expertise, provides a superior solution for continuity of operations planning and risk management challenges.

EXISTING CUSTOMER SERVICE EXAMPLES

COMPUTER FORENSIC

Challenge:  Develop and implement a comprehensive cyber security support capability.

Results:  Our personnel are involved in supporting the full life cycle of cyber security efforts for U.S. government agencies.  From network monitoring in 24x7x365 security operation centers where analysts monitor possible network intrusions to analysis of malware attacks and exploits by sophisticated cyber adversaries, our cyber security professionals are involved in many aspects of cyber incident response and management.  We also support policy initiatives to help our customers understand how to address cyber security challenges via policy and regulatory changes.  Our technical staff generally holds technical certifications such as Certified Information System Security Professional (CISSP) and have experience in utilizing a broad range of cyber security toolsets related to intrusion detection sensors (IDS), forensic analysis, and incident response and management.

Challenge:  Support for full-service law enforcement-oriented digital forensics laboratory.

Results: Our forensics experts provide ongoing support for many aspects of federal U.S. government law enforcement digital forensic laboratories.  From evidence collection and handling (including imaging of hard drives and mobile device) in accordance with legal chain of custody requirements to comprehensive analysis and preparation of large volumes of digital evidence in support of ongoing criminal cases, our forensic technical staff are a part of our customers’ mission execution.  We work side-by-side with law enforcement staff throughout the lifecycle of investigations and cases.  Most of our forensic technicians are certified evidence handlers and familiar with specialized tools that enable them to review data stored on a wide range of digital devices from servers to mobile phones to video game boxes.

ENTERPRISE DATA MANAGEMENT

Challenge: Providing continuity of services for deployed applications, business systems, and tools.

Results: Our team provides centralized information systems development, operations and maintenance, and technical infrastructure engineering and operations in support of our client missions. Our team provides full lifecycle support to include adaptive, corrective, and perfective maintenance as well as technology refresh. These services create data content and enable our customers to track maintenance and enhancement expenditures.

ENTERPRISE OPERATIONS & MAINTENANCE

Challenge: Providing nationwide continuity of services for high speed print systems and peripherals.

Results: We provide the tools, materials, personnel, and expertise in support of maintaining mission critical high speed print system and peripheral operations. Our team provides 24x7 preventive and remedial maintenance support, and responds to service requests anywhere in the continental United States. These services increase system availability, accelerate problem resolution, and minimize operational disruption.

DISASTER RECOVERY & BUSINESS CONTINUITY SUPPORT

Challenge: Developing, testing, and implementing recovery objectives for the enterprise.

Results: Our team assists customers in continuity of operations, emergency/incident management and disaster recovery planning, testing, and program management. Our services include analysis of our customer’s mission/business operations to determine the potential business impacts of disasters and the appropriate order of recovery following an incident. Further, we identify recovery requirements for supporting infrastructure and capabilities, including personnel, facilities, technological and communication assets. Our team also provides consulting expertise for pandemic influenza, training related to emergency management, and services related to continuity exercise development and evaluation.

MISSION CRITCAL INFRASTRUCTURE ENGINEERING, INSTALATION AND SUSTAINMENT

Challenge: Completing design, installation and sustainment services for over 25 separate sites around the world while supporting our customer’s missions and associated regulations.

Results: Mission Critical Infrastructure support to the federal government for the total data center environment, including buildings, equipment, and occupants. These solutions include facility infrastructure survey and analysis, turn-key system design, integration, program management, circuit tracing, and installation and maintenance services for the following: uninterruptable power supplies (UPS), engine generators (EG) and transfer switches, cabling and distribution including fiber optics, lightning suppression, heating, ventilation and air conditioning (HVAC), clean agent fire suppression, and maintenance and warranty.

EXISTING CONTRACT PROFILES

As of December 31, 2009, we had a portfolio of 31 active contracts with the federal government. Contract mix for the year ended December 31, 2009 was 56% fixed price contracts and 44% time and materials contracts.

Under a fixed price contract, the contractor agrees to perform the specified work for a firm fixed price. To the extent that actual costs vary from the price negotiated we may generate more or less than the targeted amount of profit or even incur a loss. We generally do not pursue fixed price software development work that we believe may create material financial risk. We do, however, execute some fixed price labor hour and fixed price level of effort contracts which represent similar levels of risk as time and materials contracts in that these fixed price contracts involve a defined number of hours for defined categories of personnel. We refer to such contracts as “level of effort” contracts.

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

Our contract mix for the fiscal years ended 2009 and 2008 is summarized in the table below.

Contract Type	2009	2008
Fixed Price (FP)	56%	60%
Time and Materials (T&M)	44%	40%
Cost-Plus (CP)	0%	0%

Listed below are our top programs by 2009 revenue, including single award and multiple award contracts.

TOP PROGRAMS/CONTRACTS BY 2009 REVENUE
($ in millions)

Contract Programs	Customer	Period of Performance	2009 Revenue	Estimated Remaining Contract Value as of 12/31/09	Type
ACCESS-LTMCC	Department of Treasury - IRS	October 2007 - September 2012	$4.9	$6.0	FP
OCC-GSO	Department of Treasury – Office of the Comptroller of the Currency	January 2005 – September 2012	$5.8	$16.4	FP

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

DEPARTMENT OF THE TREASURY – OFFICE OF THE COMPTROLLER OF THE CURRENCY GLOBAL SERVER OPERATIONS (“OCC-GSO”)

We provide facilities maintenance, mainframe operations, client server operations and network operations center support services to the OCC. With a team of over forty personnel that operate on site supporting the OCC mission, we are responsible for key functional areas in the network operations center, including support of mainframe legacy systems, security monitoring, desktop engineering, and facility management.

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

Total backlog as of December 31, 2009 was approximately $77.1 million, of which approximately $17.7 million was funded. Total backlog as of December 31, 2008 was approximately $68.6 million, of which approximately $16.4 million was funded. However, there can be no assurance that we will receive the amounts we have included in backlog or that we will ultimately recognize the full amount of our funded backlog as of December 31, 2009. We estimate our funded backlog will be recognized as revenue during fiscal 2010 or thereafter.

We believe that backlog is not necessarily indicative of the future revenue that we will actually receive from contract awards that are included in calculating our backlog. We assess the potential value of contracts for purposes of backlog based upon several subjective factors. These subjective factors include our judgments regarding historical trends (e.g., how much revenue we have received from similar contracts in the past), competition (e.g., how likely are we to successfully keep all parts of the work to be performed under the contract), and budget availability (e.g., how likely is it that the entire contract will receive the necessary funding). If we do not accurately assess each of these factors, or if we do not include all of the variables that affect the revenue that we recognize from our contracts, the potential value of our contracts, and accordingly, our backlog, will not reflect the actual revenue received from contracts and task orders. As a result, there can be no assurance that we will receive amounts included in our backlog or that monies will be appropriated by Congress or otherwise made available to finance contracts and task orders included in our backlog. Many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in backlog. There is always the possibility that the contracts could be adjusted or cancelled. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts.

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

We employ a formal methodology for identifying, pursuing, and capturing new business. Day-to-day business development efforts are based on the following principles:

•
Fully leverage current client relationships to: a) grow current contracts, and b) identify and win new opportunities within not only the current divisions/departments, but also across the client organization.

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

We compete with many companies, both large and small, for our contracts. We do not have a consistent number of competitors against which we repeatedly compete. These and other companies in our market may compete more effectively than we can because they are larger, have greater financial and other resources, have better or more extensive relationships with governmental officials involved in the procurement process, and have greater brand or name recognition.

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
•
Increased emphasis on quality and performance measurement through ITIL and capability maturity model processes - this allows us to compete more effectively on procurements where quality processes signify a key evaluation criterion.

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

CULTURE, PEOPLE, AND RECRUITING

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

As of December 31, 2009, we had 169 personnel (full time, part time, and consultants). Of total personnel, 150 were IT service delivery professionals and consultants and 19 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, internal information systems, and administrative functions. None of our personnel is represented by a collective bargaining unit. As of December 31, 2008, we had 189 personnel (full time, part time, and consultants). Of total personnel, 160 were IT service delivery professionals and consultants and 29 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, internal information systems, and administrative functions.

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

ITEM 1A. RISK FACTORS

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

We have relied on significant external financing to fund our operations. As of December 31, 2009 and December 31, 2008, we had $895,711 and $52,257, respectively, in cash and our total current assets were $7,786,579 and $8,668,833, respectively. As of December 31, 2009, current liabilities exceeded current assets by $494,739. We may need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. If we do not maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing may result in the need to curtail business operations.

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

ALL OF OUR ASSETS ARE PLEDGED TO SECURE CERTAIN DEBT OBLIGATIONS, WHICH WE COULD FAIL TO REPAY

Our Loan and Security Agreement, dated March 13, 2007, with Silicon Valley Bank (“SVB”), secures our repayment obligations with a first priority perfected security interest in any and all assets of Paradigm as described in the Loan and Security Agreement and in related intellectual property security agreements. Under the Loan and Security Agreement, our line of credit is due on demand and interest is payable monthly based on a floating per annum rate based on the Prime Rate plus a premium as is more fully set forth in Loan and Security Agreement. In the event we are unable to timely repay any amounts owed under the Loan and Security Agreement, we could lose all of our assets and be forced to curtail our business operations. In addition, because our debt obligations with SVB are secured with a first priority lien, it may make it more difficult for us to obtain additional debt financing from another lender, or obtain new debt financing on terms favorable to us, because such new lender may have to be willing to be subordinate to SVB. The expiration date of the Loan and Security Agreement has been extended to June 11, 2010.

ALL OF OUR REVENUE WOULD BE SUBSTANTIALLY THREATENED IF OUR RELATIONSHIPS WITH AGENCIES OF THE FEDERAL GOVERNMENT WERE HARMED

Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenue could decline substantially and we could be forced to curtail our business operations. During the year ended December 31, 2009, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, all agencies within the federal government, generated approximately 74% of our revenue. We believe that federal government contracts are likely to continue to account for a significant portion of our revenue for the foreseeable future.

WE MAY LOSE MONEY OR GENERATE LESS THAN ANTICIPATED PROFITS IF WE DO NOT ACCURATELY ESTIMATE THE COST OF AN ENGAGEMENT WHICH IS CONDUCTED ON A FIXED-PRICE BASIS

We perform a significant portion of our engagements on a fixed-price basis. We derived 56% of our total revenue in the fiscal year ended December 31, 2009 and 60% of our total revenue in the fiscal year ended December 31, 2008 from fixed-price contracts. Fixed price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices.

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

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based upon factors such as historical trends, competition, and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of backlog from which we expect to recognize revenue in fiscal 2010 or any future period is likely to be inaccurate because the receipt and timing of any of these revenue is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual receipt of revenue on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. Additionally, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. We also derive revenue from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity which is generally very small. If we fail to realize revenue included in our backlog, our revenue and operating results for the then current fiscal year as well as future reporting periods may be materially harmed.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for Western and emerging economies. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

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

As a result, holders of our Series A-1 Preferred Stock have significant influence over us, our management, our policies and on all matters requiring shareholder approval. The ability of the holders of our Series A-1 Preferred Stock to influence certain of our major corporate decisions may harm the market price for our common stock by delaying, deferring, or preventing transactions that are in the best interests of all shareholders or discouraging third-party investors.

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

Additionally, the offer, sale, disposition, or consummation of other such transactions involving substantial amounts of our common stock held by the holders of our Class A Warrants, Class B Warrants, or other significant shareholders could result in a decrease of the market price of our common stock, particularly if such offers, sales, dispositions or transactions occur simultaneously or relatively close in time.

WE MAY HAVE DIFFICULTY IDENTIFYING AND EXECUTING FUTURE ACQUISITIONS ON FAVORABLE TERMS, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND STOCK PRICE

We cannot ensure that we will be able to identify and execute acquisitions in the future on terms that are favorable to us, or at all. One of our key growth strategies is to selectively pursue acquisitions. Through acquisitions, we plan to expand our base of federal government clients, increase the range of solutions we offer to our clients, and deepen our penetration of existing clients. Without acquisitions, we may not grow as rapidly as the market expects, which could cause our actual results to differ materially from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

•	Increased competition for acquisitions which may increase the price of our acquisitions;
•
Our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws, such as the Federal Acquisition Regulation and health, safety, employment, and environmental laws, or their failure to fulfill their contractual obligations to the federal government or other clients; and

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

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. We anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

•	Issue stock that would dilute our current stockholders’ percentage ownership;
•	Incur debt;
•	Assume liabilities;
•	Incur amortization expenses related to intangible assets; and
•	Incur significant write-offs or restructuring charges to integrate and operate the acquired business.

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

FAILING TO MAINTAIN STRONG RELATIONSHIPS WITH PRIME CONTRACTORS COULD RESULT IN A DECLINE IN OUR REVENUE

We derived approximately 52% of our revenue during the year ended December 31, 2009 through our subcontractor relationships with prime contractors, which, in turn, hold the prime contract with end-clients. We project over the next few years the percentage of subcontractor revenue will increase significantly. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose this source of revenue, which, if not replaced, could adversely affect our operating results.

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

A REDUCTION IN OR THE TERMINATION OF OUR SERVICES COULD LEAD TO UNDERUTILIZATION OF OUR EMPLOYEES AND COULD HARM OUR OPERATING RESULTS

Our employee compensation expenses are relatively fixed. Therefore, if a client defers, modifies, or cancels an engagement or chooses not to retain us for additional phases of a project, our operating results will be harmed unless we can rapidly redeploy our employees to other engagements in order to minimize underutilization. If we fail to redeploy our employees, we could be forced to incur significant costs which could adversely affect our operating results.

IF WE EXPERIENCE DIFFICULTIES COLLECTING RECEIVABLES IT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED

As of December 31, 2009, 37% of our total assets were in the form of accounts receivable. Thus, we depend on the collection of our receivables to generate cash flow, provide working capital, pay debt, and continue our business operations. As of December 31, 2009, we had unbilled receivable of $2,295,142 included in the total accounts receivable for which we are awaiting authorization to invoice. If the federal government, any of our other clients, or any prime contractor for whom we are a subcontractor does not authorize us to invoice or fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds, or lack of an approved budget.

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

WE MUST RECRUIT AND RETAIN QUALIFIED PROFESSIONALS TO SUCCEED IN OUR LABOR INTENSIVE BUSINESS

Our future success depends in large part on our ability to recruit and retain qualified professionals skilled in complex information technology services and solutions. Such personnel as Java developers and other hard-to-find information technology professionals are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense. Any inability to recruit and retain a sufficient number of these professionals could hinder the growth of our business. The future success of Paradigm will depend on our ability to attract, train, retain, and motivate direct sales, customer support and highly skilled management and technical employees. We may not be able to successfully employ the appropriate level of direct sales personnel, which would limit our ability to expand our customer base. Further, we may not be able to hire highly trained consultants and support engineers which would make it difficult to meet our clients’ demands. If we cannot successfully identify and integrate new employees into our business, we will not be able to manage our growth effectively. Because a significant component of our growth strategy relates to increasing our revenue from sales of our services and software, our growth strategy will be adversely affected if we are unable to develop and maintain an effective sales force to market our services to our federal customers. Our effort to build and maintain an effective sales force may not be successful and, therefore, we could be forced to cut back on our growth strategy.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM, AND THE LOSS OF ANY MEMBER MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN AND MAINTAIN CLIENTS

We believe that our success depends on the continued employment of our senior management team of Peter LaMontagne, President and Chief Executive Officer and Richard Sawchak, Senior Vice President and Chief Financial Officer. We have key executive life insurance policies for Mr. LaMontagne and Mr. Sawchak for up to $1 million. Their employment is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons would be difficult to replace and our business could be seriously harmed. Furthermore, clients or other companies seeking to develop in-house capabilities may attempt to hire some of our key employees. Employee defections to clients or competitors would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity.

AUDITS OF OUR GOVERNMENT CONTRACTS MAY RESULT IN A REDUCTION IN THE REVENUE WE RECEIVE FROM THOSE CONTRACTS OR MAY RESULT IN CIVIL OR CRIMINAL PENALTIES THAT COULD HARM OUR REPUTATION

Federal government agencies routinely audit government contracts. These agencies review a contractor’s performance on its contract, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. An audit could result in a substantial adjustment to our revenue because any cost found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension and debarment from doing business with federal government agencies. If any or all of these allegations were made against us, we could be forced to curtail or cease our business operations.

WE MAY BE LIABLE FOR PENALTIES UNDER A VARIETY OF PROCUREMENT RULES AND REGULATIONS, AND CHANGES IN GOVERNMENT REGULATIONS COULD SLOW OUR GROWTH OR REDUCE OUR PROFITABILITY

We must comply with and are affected by federal government regulations relating to the formation, administration, and performance of government contracts. These regulations affect how we do business with our clients and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the federal government, which could force us to curtail our business operations. Further, the federal government may reform its procurement practices or adopt new contracting methods relating to the GSA Schedule or other government-wide contract vehicles. If we are unable to successfully adapt to those changes, our business could be seriously harmed.

OUR FAILURE TO ADEQUATELY PROTECT OUR CONFIDENTIAL INFORMATION AND PROPRIETARY RIGHTS MAY HARM OUR COMPETITIVE POSITION

While our employees execute confidentiality agreements, we cannot guarantee that this will be adequate to deter misappropriation of our confidential information. In addition, we may not be able to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If third parties infringe or misappropriate our copyrights, trademarks, or other proprietary information, our competitive position could be seriously harmed, which could force us to curtail our business operations. In addition, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management.

RISKS RELATED TO THE INFORMATION TECHNOLOGY SOLUTIONS AND SERVICES MARKET COMPETITION COULD RESULT IN PRICE REDUCTIONS, REDUCED PROFITABILITY, AND LOSS OF MARKET SHARE

Competition in the federal marketplace for information technology solutions and services is intense. If we are unable to differentiate our offerings from those of our competitors, our revenue growth and operating margins may decline, which would harm our business operations. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than Paradigm. Our larger competitors may be able to provide clients with additional benefits, including reduced prices. We may be unable to offer prices at those reduced rates, which may cause us to lose business and market share. Alternatively, we could decide to offer the lower prices, which could harm our profitability. If we fail to compete successfully, our business could be seriously harmed and our profitability could be adversely affected.

Our current competitors include, and may in the future include, information technology services providers and large government contractors such as Pragmatics, Booz Allen & Hamilton, Computer Sciences Corporation, RSIS, SRA, ATS, Electronic Data Systems, Science Applications International Corporation, and Lockheed Martin.

Current and potential competitors have also established or may establish cooperative relationships among themselves or with third parties to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, some of our competitors may develop services that are superior to, or have greater market acceptance than, the services that we offer.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

Our common stock is traded on the Over-the-Counter Bulletin Board. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the information technology services industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock for the year ended December 31, 2009 was 4,475 shares per day. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

IF PENNY STOCK REGULATIONS IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK, THE ABILITY OF OUR SHAREHOLDERS TO SELL SHARES OF OUR STOCK COULD BE IMPAIRED

The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Our common stock is currently trading at under $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our common stock will be considered a penny stock. Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements, among others, may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

INVESTORS SHOULD NOT RELY ON AN INVESTMENT IN OUR COMMON STOCK FOR THE PAYMENT OF CASH DIVIDENDS

We have not paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the future on our common stock. Investors should not make an investment in our common stock if they require dividend income. Any return on an investment in our common stock will be as a result of any appreciation, if any, in our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at the following locations:

Location	Square Feet	Monthly Rent	Expiration Date
9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850 (a)	15,204	$32,882	May 31, 2012
2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852 (a)	14,318	$38,744	May 31, 2011
2424 West Vista Way, suite 204, Oceanside, CA 92054 (b, c)	2,127	$4,106	November 30, 2010
1420 Spring Hill Road, suite 420, McLean, VA 22102 (b)	6,139	$11,629	April 30, 2009

(a)
We moved our Headquarters from 2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852 to 9715 Key West Avenue, Third Floor, Rockville, Maryland 20850 in June 2006. We subleased two-thirds of the Key West Avenue facility in February 2010 and subleased the entire Tower Oaks Boulevard facility in June 2006. The monthly rent is $16,234 and $37,905, respectively.

(b)	These facilities were assumed in connection with the Trinity and CTS acquisitions and are used for general business purposes.
(c)	As part of our acquisition and integration plan, we subleased the West Vista Way facility in March 2008.

Management believes our principal office located at 9715 Key West Avenue in Rockville, Maryland is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

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

In addition to the breach of contract claim, the complaint also includes (i) a claim of fraud, based on the allegation that the Company made misrepresentations when it entered into the Purchase Agreement regarding the accounting that would determine payment of the earn-out; (ii) a request for a legal “accounting” of the Company’s books; (iii) a request for pre-judgment attachment of the Company’s assets in the State of Maryland, and (iv) a request that the court issue a declaratory judgment invalidating a non-competition agreement entered into by Mr. Caldwell as part of the CTS transaction. In addition to the alleged contract damages of $2,540,000 (less amounts previously paid to Mr. and Mrs. Caldwell as earn-out compensation), under their fraud claim, Mr. and Mrs. Caldwell seek $6,000,000 in punitive damages.

The Company filed its answer and a counter-claim for breach of contract and fraud for undisclosed IRS liabilities, accounts receivable, disclosure of proprietary information, conversion of IRS checks and corporate credit cards, and unjust enrichment relating to certain payments made by the Company on behalf of the plaintiffs, in amounts to be determined at trial. Plaintiffs answer to the Company’s counterclaim was filed in early October. A schedule has been set by the court with a deadline for completing discovery of April 30, 2010; however, the parties recently filed a joint motion seeking for an extension of the discovery period to July 31, 2010. The Company intends to vigorously defend the allegations in the complaint and pursue its counter-claims; however, it is difficult to predict the final outcome of the respective claims of the parties.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “PDHO”.

Set forth below is a table summarizing the high and low bid quotations for our common stock during the last two fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All historical data was obtained from www.otcbb.com.

YEAR 2009	High Price	Low Price
Quarter Ended December 31, 2009	$0.08	$0.04
Quarter Ended September 30, 2009	$0.20	$0.04
Quarter Ended June 30, 2009	$0.20	$0.07
Quarter Ended March 31, 2009	$0.07	$0.05

YEAR 2008	High Price	Low Price
Quarter Ended December 31, 2008	$0.20	$0.05
Quarter Ended September 30, 2008	$0.39	$0.10
Quarter Ended June 30, 2008	$0.63	$0.25
Quarter Ended March 31, 2008	$1.00	$0.53

On March 18, 2010, we had approximately 2,700 holders of record of our common stock, although there are more beneficial owners.

DIVIDENDS

We have not paid any dividend on our common stock and do not anticipate paying any cash dividend in the foreseeable future on our common stock. In addition, our credit facility with Silicon Valley Bank (“SVB”) and the documents governing our Series A-1 Preferred Stock restrict our ability to pay dividend on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We cannot assure investors that we will ever pay cash dividends on our common stock. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Equity Compensation Plan Information

The following table gives information about equity awards as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,117,000	$0.44	1,299,820
Equity compensation plans not approved by security holders (2)	2,735,898	$0.20	—
Total	5,852,898	$0.33	1,299,820

(1)
Represents (i) a total of 2,625,000 shares of restricted common stock issued to key employees and directors and (ii) options granted to employees to acquire 492,000 shares of the Company’s common stock.

(2)
Represents (i) 1,050,000 shares issuable upon exercise of options granted to employees and directors before adoption and approval of the 2006 Stock Incentive Plan on August 3, 2006, (ii) a warrant issued to acquire 83,333 shares of the Company’s common stock to the placement agent in connection with the sale of the Company’s Series A Preferred Stock on July 25, 2007, and (iii) a warrant issued to acquire 1,602,565 shares of the Company’s common stock to the placement agent in connection with the sale of the Company’s Series A-1 Preferred Stock on February 27, 2009. The options include (i) an option, granted to Peter LaMontagne, the Company’s President and Chief Executive Officer on May 15, 2006, to purchase 500,000 shares of common stock, that expires on May 15, 2016, is subject to three year vesting and has an exercise price of $0.30 per share (following the repricing of such option as discussed elsewhere in this Annual Report on Form 10-K) and (ii) options granted on December 15, 2005 to 11 employees and directors to purchase an aggregate of 550,000 shares of common stock, which expire on December 15, 2015, are fully vested and have an exercise price of $0.30 per share (following the repricing of such option as discussed elsewhere in this Annual Report on Form 10-K). The warrant has an exercise price of $1.20 per share and expires on July 25, 2012.

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

With an established core foundation of experienced executives, we have grown from six employees in 1996 to the current level of 169 personnel (full time, part time, and consultants). Our annual revenue was approximately $32.2 million in 2009.

As of December 31, 2009, Paradigm was comprised of three subsidiary companies: 1) Paradigm Solutions Corporation, which was incorporated in 1996 to deliver IT services to federal agencies, 2) Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace, and 3) Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of national security programs within the intelligence community.

We derive substantially all of our revenue from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the year ended December 31, 2009, our business was comprised of approximately 56% fixed price and 44% time and material contracts.

At the end of December 31, 2009, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, all agencies within the federal government, generated approximately 74% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates including those related to contingent liabilities, revenue recognition, and other intangible assets.

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

COST OF REVENUE

Our costs are categorized as cost of revenue or selling, general and administrative expenses. Cost of revenue are those that can be identified with and allocated to specific contracts and tasks. They include labor, subcontractor costs, consultant fees, travel expenses, materials and an allocation of indirect costs. Indirect costs consist primarily of fringe benefits (vacation time, medical/dental, 401K plan matching contribution, tuition assistance, employee welfare, worker’s compensation and other benefits), intermediate management and certain other non-direct costs which are necessary to provide direct labor. Indirect costs, to the extent that they are allowable, are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense and certain general and administrative expenses. Cost of revenue is considered to be a critical accounting policy because it inherently involves estimation on our FP contracts. Examples of such estimates include the level of effort needed to accomplish the tasks under the contract, the cost of those efforts, and a continual assessment of our progress toward the completion of the contract. From time to time, circumstances may arise which require us to revise our estimated total costs.

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

Pursuant to ASC 350, “Intangibles-Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. ASC 350-30 also requires that identifiable intangible assets with estimable useful lives be amortized over their estimated useful lives, and reviewed for impairment in accordance with ASC 360-10, “Property, Plant, and Equipment.” We conduct a review for impairment of goodwill and intangible assets recorded in the operations at least annually. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination.

For the annual goodwill impairment assessment, the Company used both the income approach (i.e., discounted cash flow method) and the market approach (i.e., the guideline public company method and the merger and acquisition method) to value its reporting unit. The discounted cash flow method consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting unit. The projected future cash flows are discounted using the weighted average cost of capital, which is calculated by weighting the required returns on interest-bearing debt and equity in proportion to their estimated percentages. The guideline public company method applies a market multiple, based on eight similar public companies, to the projected EBITDA (earnings before interest, income taxes, depreciation and amortization) of the Company for the fiscal years ending December 31, 2010 and 2011. The guideline merged and acquired company method applies a market multiple, based on twenty seven (27) recently observed transactions within the Company’s peer group, to the Company’s projected 2010 and 2011 EBITDA results. The Company weighted the three valuation methods equally to determine the fair value of its reporting unit, which is approximately $1.8 million above the carrying value. The Company does not believe that by weighting the three methods differently, the conclusion would have yielded a different result as the values from all three methods were similar.

As an overall test of the reasonableness of the estimated fair value of the reporting unit, the Company reconciled the fair value estimates to its market capitalization as of December 31, 2009. The reconciliation confirmed that the fair value was reasonably representative of market views when applying a reasonable control premium of 10% to the average market capitalization during December 2009.

Even though the analysis as of December 31, 2009 indicated that no impairment exists, future impairment reviews may result in the recognition of such impairment if the Company experiences a further significant decline in the stock price, a significant decline in expected future cash flows, or a significant adverse change in growth rates.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to ASC 360, the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets’ expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets.

SHARE-BASED COMPENSATION

The Company has used stock options and restricted common stock to attract, retain, and reward employees for long-term service. The Company did not grant any stock options or restricted stock during fiscal year 2009. The following assumptions were used for option grants during the year ended December 31, 2008:

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

As of December 31, 2009, there was $0.7 million of total unrecognized compensation costs related to nonvested stock option arrangements granted during fiscal years 2006, 2007 and 2008 and nonvested restricted common stock issued during fiscal years 2007 and 2008. The cost is to be recognized over a weighted average period of 0.8 years for the stock options and 2.3 years for the restricted common stock.

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation,” to account for share-based compensation and uses the Black-Scholes option pricing models for share-based awards.

Refer to Notes 1 and 14 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s share-based awards.

VALUATION OF WARRANTS

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of ASC 815-40. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability as of December 31, 2009. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

ESTIMATES USED TO DETERMINE INCOME TAX EXPENSE

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. Uncertain tax benefits are evaluated and recorded based on the guidance provided in the ASC 740, “Income Taxes.”

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

RECENT ACCOUNTING STANDARDS

New accounting standards that have a current or future potential impact on Paradigm’s consolidated financial statements are as follows:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements “. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends ASC Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies certain requirements of the existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is in the process of evaluating the impact the amendments to ASC 810-10 will have on its consolidated finance statements.

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

Recently Adopted Accounting Standards

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events” (“ASU 2010-09”), effective immediately, which amends ASC 855-10 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements. The adoption of ASU 2010-09 did not materially impact the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” This statement confirms that the FASB Accounting Standards Codification (the “Codification”) becomes the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American AICPA, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

On June 30, 2009, the Company adopted provisions of ASC 825, “Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of ASC 825 did not have a material impact on the Company’s statement of operations, financial position, or cash flows.

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

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations Years Ended December 31, 2009 and 2008

	Years Ended December 31,
(in thousands, except the percentages)	2009	2008	2009	2008

Statements of operations data:
Contract revenue	$32,176	$39,141	100.0%	100.0%
Cost of revenue	25,021	31,095	77.8	79.4
Gross margin	7,155	8,046	22.2	20.6
Selling, General & Administrative	7,059	8,126	21.9	20.8
Income (loss) from operations	96	(80)	0.3	(0.2)
Total other expense	(1,454)	(1,039)	(4.5)	(2.7)
Benefit for income taxes	(85)	(342)	(0.2)	(0.9)
Net loss	$(1,273)	$(777)	(4.0)%	(2.0)%

The table below sets forth the service mix in revenue with related percentages of total revenue.

	Years Ended December 31,
(in thousands, except the percentages)	2009	2008	2009	2008

Federal service contracts	$23,273	$27,686	72.5%	70.7%
Federal repair & maintenance contracts	8,903	11,455	27.5%	29.3%
Total revenue	$32,176	$39,141	100.0%	100.0%

YEAR ENDED DECEMBER 31, 2009 COMPARED WITH YEAR ENDED DECEMBER 31, 2008

Revenue. For the year ended December 31, 2009, revenue decreased 17.8% to $32.2 million from $39.1 million for the same period in 2008. The decrease in revenue is attributable to the completion of two of our federal service contracts during the second half of 2008 and a decrease in our federal repair and maintenance contracts business. The decrease in repair and maintenance business is attributable to a reduction in revenue on one federal contract due to a reduction in scope. We expect our current lower revenue run-rate to be reflective of near-term anticipated results.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the year ended December 31, 2009, cost of revenue decreased by 19.5% to $25.0 million from $31.1 million for the same period in 2008. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. Cost of revenue for our service business decreased $3.3 million which was primarily attributable to decrease in service business. Cost of revenue for our repair and maintenance business decreased $2.8 million which was primarily attributable to decrease in repair and maintenance business and better contract management. As a percentage of revenue, cost of revenue was 77.8% for the year ended December 31, 2009 as compared to 79.4% for the year ended December 31, 2008. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the year ended December 31, 2009, gross margin decreased 11.1% to $7.2 million from $8.0 million for the same period in 2008. Gross margin as a percentage of revenue increased to 22.2% for the year ended December 31, 2009 from 20.6% for the year ended December 31, 2008. Gross margin as a percentage of revenue increased due to increased repair and maintenance business margin. Gross margin as it relates to our service business decreased 16.6% to $5.5 million from $6.5 million for the same period in 2008. The decrease in services gross margin is directly attributable to the decrease in revenue. Gross margin, as it relates to our repair and maintenance business, increased 13.3% to $1.7 million from $1.5 million for the same period in 2008. The increase in maintenance gross margin is due to better contract management.

Selling, General & Administrative. For the year ended December 31, 2009, selling, general & administrative (SG&A) expenses decreased 13.1% to $7.1 million from $8.1 million for the same period in 2008. As a percentage of revenue, SG&A expenses increased to 21.9% for the year ended December 31, 2009 from 20.8% for the same period in 2008. The decrease in SG&A expenses is due to the Company’s cost reduction efforts. Management will continue monitoring SG&A expenses in 2010 to balance the impact resulting from decreased revenues. The increase in percentage is directly attributable to the decrease in revenue.

Other Expense. For the year ended December 31, 2009, other expense increased to $1.5 million from $1.0 million for the same period in 2008. The increase in other expense was primarily attributable to higher interest expense recorded on the mandatorily redeemable Series A-1 Preferred Stock issued on February 27, 2009 via a private placement discussed below which is partially offset by the gain from the change in fair value of the put warrants. The interest rates charged by SVB, our line of credit facility provider, ranged from 6.50% to 9.0% for the year ended December 31, 2009. The interest rates charged by SVB ranged from 6.5% to 8.5% for the year ended December 31, 2008. As a percentage of revenue, other expense increased to 4.5% for the year ended December 31, 2009 from 2.7% for the same period in 2008. The increase in percentage is directly attributable to the decrease in revenue. We expect to have a higher overall interest expense due to interest expense on the mandatorily redeemable Series A-1 Preferred Stock issued on February 27, 2009 but a lower interest expense on our line of credit facility in 2009 as a result of the trend in the interest rate market and the level of debt outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion.

Income Taxes. For the year ended December 31, 2009, income tax benefit decreased to $85 thousand from $342 thousand for the same period in 2008. The Company’s tax provision for the year ended December 31, 2009 and 2008 represents an estimated annual effective tax rate, excluding discrete items, of 11.0% and 33.1%, respectively. The decrease in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable Series A-1 Preferred Stock and the gain in change in fair value of warrants which are not deductible and taxable under applicable tax laws.

Net Loss. For the year ended December 31, 2009, net loss increased to $1.3 million from $0.8 million for the same period in 2008. The increased net loss was due to increase in interest expenses and gain from change in fair value of the warrants  discussed above, which was partially off-set by decreases in SG&A expenses.

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

For the year ended December 31, 2009, we generated $843 thousand in cash and cash equivalents compared to $44 thousand for the same period in 2008.

Net cash provided by operating activities was $0.3 million for the year ended December 31, 2009 compared to $1.4 million for the same period in 2008. Net cash provided by operating activities decreased due to a decrease in accounts receivable and accounts payable and accrued expenses. As of December 31, 2009, we had cash on hand of $0.9 million.

Net loss was $1.3 million for the year ended December 31, 2009 compared to $0.8 million for the same period in 2008. The net loss was primarily due to pre-tax loss.

Accounts receivable decreased by $1.4 million for the year ended December 31, 2009 compared to $2.1 million for the same period in 2008. The decrease in accounts receivable for 2009 is attributable to lower revenue and more focused billings and collection efforts and reclassification of $0.5 million receivable from one customer to other non-current assets based on the payment arrangement with that customer.

Accounts payable decreased by $1.1 million for the year ended December 31, 2009 compared to $0.5 million for the same period in 2008. The decrease in accounts payable for 2009 is primarily reflective of decreased cost of revenue and payments made to various vendors with the proceeds from the private placement completed on February 27, 2009.

Net cash used in investing activities was $44 thousand for the year ended December 31, 2009 compared to $116 thousand for the same period in 2008. Net cash used in investing activities in 2009 was primarily due to the purchases of property and equipment.

Net cash provided by financing activities was $0.6 million for the year ended December 31, 2009 compared to $1.2 million of cash used in for the same period in 2008. Net cash provided by financing activities in 2009 was due to proceeds from the private placement completed on February 27, 2009 which were partially offset by payments made to pay down the Company’s line of credit with SVB and to pay off the promissory note issued in connection with the Company’s acquisition of Trinity.

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

The annual dividend on the Series A-1 Preferred Stock accrues on a daily basis and compounds monthly, with 40% of such dividend payable in cash and 60% of such dividend payable by adding such amount to the Stated Value per share of the Series A-1 Preferred Stock. The Company is generally required to make cash dividend payments ranging from $26,000 to $29,000 a month. Based on the dividend accrued as of December 31, 2009, the Stated Value per share as of such date was $1,066.

Any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations of Series A-1 Senior Preferred Stock the (the “Certificate of Designations”)) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. As of December 31, 2009, no redemptions with respect to any Excess Cash Flow had been made in accordance with the restrictions placed by SVB. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Class A Warrants and Class B Warrants (together, the “Warrants”) equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock held by that Purchaser for no additional consideration.

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

The Preferred Stock Purchase Agreement and the Certificate of Designations also contain certain affirmative and negative covenants. The affirmative covenants include certain financial covenants, including a covenant that provides that the Company is required to maintain gross revenues of not less than 80% of the amount of gross revenues that had been projected by the Company for each of its fiscal quarters. During the three months ended December 31, 2009, the Company failed to meet this gross revenue covenant. although the covenant for the revenue amount for the calendar year 2009 was exceeded. The Company received a covenant waiver for the three months ended December 31, 2009.

The affirmative covenants also include a requirement that the Company file proxy materials with the SEC and hold a shareholder meeting to approve certain matters, including, among other things, the reincorporation of the Company into the State of Delaware or Nevada and the approval of certain rights of the holders of the Series A-1 Preferred Stock, no later than the dates specified in the Preferred Stock Purchase Agreement and the Certificate of Designations. The Company has failed to file such proxy materials or to hold such meeting within the specified time period, and has received a waiver from Hale Capital.

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

In connection with the private placement, the Company paid Noble International Investments, Inc. (“Noble”) $100,000 and issued Noble a warrant to purchase up to 1,602,565 shares of the Company’s common stock for an exercise price of $0.0780 per share. Warrants issued were valued at $21 thousand, using the Black Scholes model.

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The Warrants issued in connection with the sale of our Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the Repurchase Price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to ASC 815-40 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The Warrants are required to be measured at fair value, with changes in fair value reported in earnings as long as the Warrants remain classified as liabilities. The initial proceeds allocated to shares of Series A-1 Preferred Stock and the Warrants were $4,299,274 and $1,906,726, respectively.

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

The Company calculated the fair value of the Warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred Stock from the date of issuance to December 31, 2009, was a decrease of approximately $0.5 million from $1.9 million as of February 27, 2009 to $1.4 million as of December 31, 2009. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the year ended December 31, 2009, the change of fair value of the Warrants was ($0.5) million.

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

On July 2, 2009, the Company and SVB entered into a Fourth Loan Modification Agreement. The Fourth Loan Modification Agreement, among other things, (i) modified the collateral handling fee payable by the Company, (ii) revised certain of the Company’s representations and warranties, (iii) increased the charge to the Company for certain inspections and audits from $750 per person per day to $850 per person per day, (iv) revised the Company’s financial covenants, (v) revised the negative covenant regarding the Company’s ability to pay dividends or make any distribution or payment or redeem, retire or repurchase any capital stock without the prior consent of SVB to allow for such payments (subject to certain restrictions) to certain holders of the Company’s Series A-1 Senior Preferred Stock, (vi) amended the definitions of “Prime Rate”, “Applicable Rate” and “EBITDA” and (vii) extended the maturity date to June 11, 2010.

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

The Company was in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended December 31, 2009. As of December 31, 2009, the Company had $3.6 million outstanding, and $0.9 million additional availability, under its working capital line of credit with SVB.

Even though the Company was in compliance with the EBITDA covenant requirement as of December 31, 2009, it is reasonably possible that the Company may not be in compliance in future periods if the Company cannot maintain the same levels of profitability.

As of December 31, 2009, 37% of the total assets were in the form of accounts receivable, thus, the Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of December 31, 2009, the Company had unbilled receivables of $2.3 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the year ended December 31, 2009. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of Paradigm’s internal control over financial reporting as of December 31, 2009 based upon the criteria set forth in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of December 31, 2009, Paradigm’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as of December 31, 2009 with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company
Raymond A. Huger	63	Chairman of the Board of Directors
Peter B. LaMontagne	43	President, Chief Executive Officer (“CEO”) and Director
Richard Sawchak	35	Senior Vice President and Chief Financial Officer
Anthony Verna	43	Senior Vice President, Strategy and Business Development
Robert Boakai	41	Vice President, Enterprise Solution
Martin M. Hale, Jr.	38	Director
John A. Moore	56	Director

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
2004 - 2006, Chairman and CEO, Paradigm Holdings, Inc.

Peter B. LaMontagne, President, CEO and Director - Mr. LaMontagne has served as President, Chief Executive Officer and as a director of the Company since May 2006. From April 1999 to May 2006, Mr. LaMontagne served as Senior Vice President of ManTech International Corporation, an information technology provider to the federal government with annual revenue of approximately $1 billion. While at ManTech, he played a lead role in strategic planning, acquisitions and execution of the company’s growth strategy, including supporting the IPO and follow-on offering in 2002. Most recently, he served as Senior Vice President of ManTech Information Systems and Technology where he had profit and loss responsibility for a government wide practice area focused on information assurance and information technology systems life cycle management. Prior to joining ManTech, Mr. LaMontagne served as a U.S. Foreign Service Officer, specializing in East Asian political and economic affairs. He graduated magna cum laude from Bowdoin College in Brunswick, Maine where he majored in Government/Legal Studies and Classics.

Mr. LaMontagne's Prior Five Year History:	2006 - Present, President, CEO and Director, Paradigm Holdings, Inc.
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

Mr. Sawchak's Prior Five Year History:	2005 - Present, Senior Vice President and Chief Financial Officer, Paradigm Holdings, Inc.
2003 - 2005, Director of Global Financial Planning and Analysis, GXS, Inc.

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
2005 – 2006, Senior Vice President, US. ProTech Corporation
2000 – 2005, Vice President, ManTech International Corporation

Robert Boakai, Vice President of Enterprise Solutions – Mr. Boakai has served as Vice President of Enterprise Solutions of the Company since 2007. From August 2006 to March 2007, Mr. Boakai served as a Director of Information Technology at Datatrac Information Services Inc., a logistics solutions company, where he developed and implemented the strategic direction of Datatrac’s corporate IT department. From March 2004 to July 2006, Mr. Boakai served as a Senior Systems Engineer at Apptis, a federal systems integrator, where he implemented and managed complex infrastructure solutions in support of ongoing technical initiatives. From December 1999 to March 2004, Mr. Boakai served as a Vice President at JenXSystems Inc. While at JenXsystems, he played a key role in implementing and managing infrastructure and multimedia solutions in federal space. Mr. Boakai holds a Bachelor's degree in Computer Science from the University of Maryland and a Master's degree in Systems Engineering from Johns Hopkins University.

Mr. Boakai’s Prior Five Year History:	2007 – Present, Vice President, Paradigm Holdings, Inc.
2006 – 2007, Director, Computer Sciences Corporation
2004 – 2006, Senior Systems Engineer, Apptis Inc.

Martin M. Hale, Jr., Board Member – Martin M. Hale, Jr. has served as a director since April 13, 2009. From July 2007 to the present, Mr. Hale has served as the Chief Executive Officer and Portfolio Manager of Hale Capital Partners, L.P., a private equity firm, and its affiliates.  Prior to forming Hale Capital Partners, L.P., Mr. Hale was a Managing Director of Pequot Ventures, which he joined in 1997 as a founding team member.  He served as a member of the Investment and Operating Committees of Pequot Ventures from 2002 to 2007. Prior to joining Pequot Ventures, Mr. Hale was an associate with Geocapital Partners, an early stage venture capital firm. Prior to Geocapital Partners, Mr. Hale was an analyst in information technology M&A at Broadview International. Mr. Hale earned a B.A. from Yale University, cum laude with distinction, in 1994. Selected prior board memberships have included: Analex, Inc., a publicly-traded federal IT services company that sold to QinetiQ Group PLC; Flarion Technologies, which was sold to Qualcomm; Celiant Corporation which was sold to Andrew Corporation; and Aurora Flight Sciences.

Mr. Hale’s Prior Five Year History:	2007 – Present, Chief Executive Officer and Portfolio Manager of Hale Capital Partners, L.P.
1997 – 2007, founding team member, member of Investment and Operating Committee and Managing Director, Pequot Ventures

John A. Moore, Board Member – Mr. Moore has served as a director of the Company since April 2005. Mr. Moore has more than 30 years experience in private and public company management for information technology firms. He is the former Executive Vice President and CFO of ManTech International and was directly involved in taking ManTech public in 2002 as well as facilitating a secondary offering. Mr. Moore has extensive experience in strategic planning, corporate compliance, proposal preparation and pricing and SEC reporting. He has a deep knowledge of federal government contracting and financial management. Mr. Moore currently serves or has served as a board member for Horne International, Inc., MOJO Financial Services Inc. and Global Secured Corporation. Mr. Moore is also a former member of the Board of Visitors for the University of Maryland’s Smith School of Business. Mr. Moore has an MBA degree from the University of Maryland and a B.S. degree in accounting from LaSalle University.

Mr. Moore's Prior Five Year History:	2006 – Present, Chairman of the Board, MOJO Financial Services, Inc.
2005 – 2007, Board Member, Global Secure Corporation
2003 - 2004, Executive Vice President, ManTech International Corporation

NOMINATION CRITERIA

Members of our board of directors were nominated to serve as directors based on reasons that included, among others, their experience with the Company and its industry, business and finance experience and the Company’s contractual obligations.

FAMILY RELATIONSHIPS

There is no family relationship between any of our officers or directors.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our entire executive team, including our principal executive officer, principal financial officer and principal accounting officer, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was filed as an exhibit to a Registration Statement on Form SB-2 dated February 11, 2005. Our Code of Ethics can be found on our website at www.paradigmsolutions.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on information provided to the Company, we believe that all of the Company’s directors, executive officers and persons who own more than ten percent of our common stock were in compliance with Section 16(a) of the Exchange act of 1934 during the last fiscal year except (1) Richard Sawchak,  John A. Moore and Peter B. LaMontagne, each filed a late Form 4 with respect to their exchange of shares of Series A Preferred Stock for shares of common stock, (2) Francis X. Ryan filed a late Form 4 with respect to the redemption of shares of Series A Preferred Stock held by Mr. Ryan by the Company, (3) Anthony Verna and Robert Bokai filed late Form 3’s with respect to their status as executive officers of the Company and (4) Martin Hale filed a late Form 3 with respect to his appointment to the Company’s Board of Directors.

AUDIT COMMITTEE

Our Board of Directors has determined that Mr. Moore is an “audit committee financial expert” as defined by Item 407 of Regulation S-K of the Securities Act of 1933, as amended. Mr. Moore does not meet the criteria for audit committee independence specified in the Marketplace Rules of the Nasdaq Stock Market and the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash and non-cash compensation earned by the Company’s named executive officers during the fiscal years ended December 31, 2009 and 2008. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to these named executive officers during fiscal year 2009 or fiscal year 2008. The Company did not grant any “Stock Awards” or “Option Award” during fiscal year 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (8)	Bonus ($) (8)	Stock Awards (5) ($)	Option Awards (5), (6) ($)	All Other Compensation (7), (8) ($)	Total ($)
Peter LaMontagne (1)	2009	$327,000	$42,500	—	—	$12,255	$381,755
President and Chief Executive Officer	2008	$324,000	—	$130,000	$23,693	$14,535	$492,228
Richard Sawchak (2)	2009	$250,016	$32,500	—	—	$10,875	$293,391
Senior Vice President and Chief Financial Officer	2008	$250,016	—	$35,000	$7,486	$10,275	$302,777
Anthony Verna (3)	2009	$250,016	$24,000	—		$12,535	$286,551
Senior Vice President, Strategy and Business Development	2008	$250,016	$7,500	$40,000	$2,695	$11,695	$311,906
Robert Boakai (4)	2009	$183,919	$24,000	—	—	$7,213	$215,132
Vice President, Enterprise Solution	2008	$179,669	—	$30,000	$1,995	$9,666	$221,330

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

(3)
Mr. Verna was hired on December 18, 2006. His annual salary is $250,000 with an opportunity to earn incentive/bonus pay based on negotiated metrics. In addition, the Compensation Committee granted options to acquire 150,000 shares of common stock to Mr. Verna during fiscal year 2006 with an exercise price of $0.75 per share subject to a three-year vesting period. On October 21, 2008, the Compensation Committee approved a modification to reduce the exercise price of aforementioned options to $0.30 per share. On May 3, 2007 and October 21, 2008, the Compensation Committee granted 100,000 shares and 200,000 shares of restricted common stock, respectively, to Mr. Verna. The restricted shares will vest on January 2, 2012 and January 2, 2013, respectively, and have no interim vesting.

(4)
Mr. Boakai was hired on March 28, 2007. His annual salary is $150,000 and he is eligible for executive bonuses in the form of cash or stock options based on performance under the Management Incentive Plan. In addition, the Compensation Committee granted options in two equal installments to acquire 100,000 shares of common stock to Mr. Boakai during fiscal year 2007 with exercise prices of $0.80 and $0.84 per share, respectively, subject to a three-year vesting period. On October 21, 2008, the Compensation Committee approved a modification to reduce the exercise price of the aforementioned options to $0.30 per share. On October 21, 2008, the Compensation Committee granted 150,000 shares of restricted common stock to Mr. Boakai. The restricted shares will vest on January 2, 2013 and have no interim vesting.

(5)
The SEC’s disclosure rules previously required that the Company present stock award and option award information for 2008 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year the Company could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, the recent changes in the SEC’s disclosure rules require that the Company now present the stock award and option award amounts in the applicable columns of the table above with respect to fiscal year 2008 on a similar basis as the fiscal 2009 presentation using the grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest). Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for stock award and option awards in fiscal year 2008 differs from the amounts previously reported in the Company’s Summary Compensation Table for the year. As a result, each named executive officer’s total compensation amounts for fiscal year 2008 also differs from the amounts previously reported in the Company’s Summary Compensation Table for the year. These values have been determined under generally accepted accounting principles used to calculate the value of equity awards for purposes of the Company’s consolidated financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts reported above, please refer to Notes 1 and 14 of the Notes to Consolidated Financial Statements for a further discussion of the Company’s share-based awards.

(6)	The amount reported is the incremental fair value of the aforementioned repricing on October 21, 2008.
(7)	See All Other Compensation chart below for amounts, which include perquisites and the Company matches on employee contributions to the Company’s 401(k) plan.

Name	Year	Automobile Allowance	Life Insurance Premiums	Company 401(k) Match	Total
Peter LaMontagne	2009	—	$2,455	$9,800	$12,255
	2008	$3,000	$2,315	$9,220	$14,535
Richard Sawchak	2009	—	$1,075	$9,800	$10,875
	2008	—	$1,075	$9,200	$10,275
Anthony Verna	2009	—	$2,735	$9,800	$12,535
	2008	—	$2,495	$9,200	$11,695
Robert Boakai	2009	—	$3,245	$3,968	$7,213
	2008	—	$3,185	$6,481	$9,666

(8)	The amount in the “Salary”, “Bonus” and “All Other Compensation” columns of the Summary Compensation Table above is reported on an accrual basis.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each of the officers named in the Summary Compensation Table as of December 31, 2009.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($) (3)
Peter LaMontagne (4)	500,000	—	$0.30	5/15/2016	1,250,000	$62,500
Richard Sawchak (1), (4)	200,000	—	$0.30	12/14/2015	575,000	$28,750
Anthony Verna (4)	150,000	—	$0.30	12/18/2016	300,000	$15,000
Robert Boakai (4)	33,334	16,666	$0.30	5/2/2017	150,000	$7,500
	33,334	16,666	$0.30	8/1/2017

(1)	These options were granted on December 15, 2005 and vested immediately.
(2)
The Company modified the exercise price of the options granted prior to December 31, 2007 to $0.30 from the original exercise prices with other terms and condition remained unchanged on October 21, 2008.

(3)	Based on the closing market price of $0.05 at December 31, 2009.
(4)	The vesting dates for the option and stock awards granted are as below:

Name	Option Awards	Stock Awards
Peter LaMontagne	5/15/2009	1/2/2012; 1/2/2013
Richard Sawchak	12/15/2005	1/2/2012; 1/2/2013
Anthony Verna	12/18/2009	1/2/2012; 1/2/2013
Robert Boakai	5/3/2010; 8/2/2010	1/2/2013

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

COMPENSATION OF DIRECTORS

The following table shows all the fees earned or cash paid by the Company during the fiscal year ended December 31, 2009 to the Company’s non-employee directors. No option and restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Raymond Huger (1)	$62,000	—	—	$62,000
Francis X. Ryan (2, 6)	$12,156	—	—	$12,156
John A. Moore (3)	$39,052	—	—	$39,052
Edwin Mac Avery (4, 6)	$10,747	—	—	$10,747
Martin M. Hale, Jr. (5)	—	—	—	—

(1)	Mr. Huger did not have any option and stock awards outstanding at fiscal year end.
(2)	Mr. Ryan had options to acquire 40,000 shares of common stock outstanding at fiscal year end.
(3)	Mr. Moore had options to acquire 40,000 shares of common stock and 150,000 shares of restricted common stock outstanding at fiscal year end.
(4)	Mr. Avery had options to acquire 40,000 shares of common stock outstanding at fiscal year end.
(5)	Mr. Hale did not have any option and stock awards outstanding at fiscal year end.
(6)	Mr. Ryan resigned from the Board effective April 1, 2009 and Mr. Avery resigned from the Board effective March 31, 2009.

For the fiscal year ended December 31, 2009, non-employee directors, with exception of Mr. Hale, received an annual fee of $87,500 that is paid quarterly, a fee of $1,500 per meeting and received reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors. Board members who are members of the audit and compensation committee received $1,000 and $1,500, respectively, and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Committees of the Board of Directors. Mr. Hale does not receive any fees for his services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of March 18, 2010 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of our common stock (ii) each of our directors, (iii) each of the officers named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Common Stock (2)
Common Stock	FTC Emerging Markets Inc. 126 East 56th Street – Suite 3110 New York, New York 10022	14,574,883	(3)	33.22%
Common Stock	Harry Kaneshiro	3,450,000	(4)	7.85%
Common Stock	Peter LaMontagne	3,040,352	(5)	6.85%
Common Stock	Richard Sawchak	2,065,352	(6)	4.69%
Common Stock	Anthony Verna	450,000	(7)	1.01%
Common Stock	Robert Boakai	233,334	(8)	*
Common Stock	Raymond Huger	9,894,719		22.56%
Common Stock	John A. Moore	7,341,757	(9)	16.72%
Common Stock	Martin M. Hale, Jr.	2,700,888	(10)	5.80%

All Directors and Executive Officers as a Group (8 persons)		25,959,735		54.00%

*      Less than one percent of the outstanding common stock

(1)	Unless otherwise indicated, the address of each person listed above is the address of the Company, 9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850.
(2)
Applicable percentage of ownership is based on 43,868,027 shares of common stock outstanding as of March 18, 2010 together with securities exercisable or convertible into shares of common stock within 60 days of March 18, 2010 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 18, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Based solely on information contained in the Form 4 filed by FTC Emerging Markets Inc. on March 3, 2009. Includes 5,000 shares held by FTC Capital Markets, Inc. an affiliated company of FTC Emerging Markets, Inc. On May 19, 2009, the SEC filed a civil injunctive action charging Guillermo David Clamens, FTC Capital Markets, Inc., FTC Emerging Markets, also d/b/a FTC Group , and Lina Lopez, an FTC employee, with various matters. A copy of the complaint is available at http://www.sec.gov/litigation/complaints/2009/comp21052.pdf.

(4)	Includes an option exercisable to purchase 100,000 shares of common stock within 60 days of March 18, 2010.
(5)
Includes (i) 1,250,000 shares of restricted common stock subject to vesting, (ii) a warrant exercisable to purchase 8,300 shares of common stock within 60 days of March 18, 2010, and (iii) an option exercisable to purchase 500,000 shares of common stock within 60 days of March 18, 2010.

(6)
Includes (i) 575,000 shares of restricted common stock subject to vesting, (ii) a warrant exercisable to purchase 8,300 shares of common stock within 60 days of March 18, 2010, and (iii) an option exercisable to purchase 200,000 shares of common stock within 60 days of March 18, 2010.

(7)	Includes (i) 300,000 shares of restricted common stock subject to vesting and (ii) an option exercisable to purchase 150,000 shares of common stock within 60 days of March 18, 2010.
(8)	Includes (i) 150,000 shares of restricted common stock subject to vesting and (ii) an option exercisable to purchase 83,334 shares of common stock within 60 days of March 18, 2010.
(9)
Includes (i) 150,000 shares of restricted common stock subject to vesting, (ii) a warrant exercisable to purchase 41,500 shares of common stock within 60 days of March 18, 2010, (iii) an option exercisable to purchase 40,000 shares of common stock within 60 days of March 18, 2010 and (iv) 6,410,257 shares that Mr. Moore holds as a joint tenant with his spouse.

(10)
Includes 2,700,888 shares issuable upon exercise of Warrants held by the Purchasers that are exercisable prior to the consummation of the contemplated Reincorporation (as described below under “Changes in Control”). Immediately following the consummation of the Reincorporation, such Warrants will be exercisable for an aggregate of 148,664,852 shares of the common stock of Paradigm Holdings, Inc., a Nevada corporation (“Paradigm Nevada”). Mr. Hale is the Chief Executive Officer of each of Hale Capital and Hale Fund Management, LLC, the managing member of EREF PARA LLC.  Mr. Hale disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

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

Each share of Series A-1 Preferred Stock entitles the holder to such number of votes as shall equal the number of shares of common stock issuable upon exercise of the Class A Warrants held by such holder as of the applicable record date.  As of March 18, 2010, the Purchasers beneficially owned an aggregate of 5.8% of the voting securities of the Company (based on a determination of beneficial ownership pursuant to Rule 13d-3 of the Exchange Act). The Company intends to seek shareholder approval of a Plan and Agreement of Merger to reincorporate the Company into the State of Nevada (the “Reincorporation”). It is contemplated that Paradigm Nevada will have 250 million authorized shares of common stock. Following the Reincorporation,  we anticipate that the holders of our Series A-1 Senior Preferred Stock will hold a super majority of the outstanding voting equity of Paradigm Nevada, because the Warrants will be exercisable for an aggregate of 148,664,852 shares of the common stock of Paradigm Nevada.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PREFERRED STOCK EXCHANGE AGREEMENT

On February 27, 2009, pursuant to a Preferred Stock Exchange Agreement dated as of the same date (the “Exchange Agreement”) among the Company and Peter LaMontagne, Richard Sawchak, John A. Moore and Annedenise Moore and FTC Emerging Markets (the “Former Series A Holders”), each of the Former Series A Holders exchanged all shares of Series A Preferred Stock held by such holders for an aggregate of 21,794,874 shares of the Company’s common stock. The Exchange Agreement provides that the Company is to offer each Former Series A Holder an opportunity to purchase its pro rata share of certain securities that may be sold by the Company in the future. In addition, the Exchange Agreement provides for the issuance of additional shares of Common Stock to the Former Series A Holders under certain circumstances. The Exchange Agreement also provides the Former Series A Holders with piggy back registration rights with respect to the shares of common stock issued pursuant to the Preferred Stock Exchange Agreement. Peter LaMontagne is the President and CEO of the Company and a member of the Company’s Board of Directors, Richard Sawchak is the Company’s Senior Vice President and Chief Financial Officer, and John A. Moore is a member of the Company’s Board of Directors. As of March 18, 2010, each of Peter B. LaMontagne, John A. Moore and FTC Emerging Markets beneficially owned 6.85%, 16.72% and 33.22%, respectively, of the Company’s outstanding common stock.

On May 19, 2009, the SEC filed a civil injunctive action charging Guillermo David Clamens, FTC Capital Markets, Inc., FTC Emerging Markets, also d/b/a FTC Group, and Lina Lopez, an FTC employee, with various matters. A copy of the complaint is available at http://www.sec.gov/litigation/complaints/2009/comp21052.pdf.

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

PRIVATE PLACEMENT

On February 27, 2009, the Company completed the sale, in a private placement transaction, of 6,206 shares of Series A-1 Preferred Stock, Class A Warrants to purchase up to an aggregate of approximately 79.6 million shares of common stock with an exercise price equal to $0.0780 per share and Class B Warrants to purchase up to an aggregate of approximately 69.1 million shares of common stock at an exercise price of $0.0858 per share to Hale Capital and EREF PARA LLC. Paradigm received gross proceeds of approximately $6.2 million from the private placement. See the discussion of the private under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Martin Hale, Jr. is the Chief Executive Officer of each of Hale Capital and Hale Fund Management, LLC, the managing member of EREF PARA. Mr. Hale became a director of the Company on April 13, 2009.

DIRECTOR INDEPENDENCE

John A. Moore, Martin Hale, Francis X.Ryan and Edwin Mac Avery are considered to be “ independent” as that term is defined by NASDAQ Listing Rule 5605. Mr. Ryan resigned from the Board effective April 1, 2009 and Mr. Avery resigned from the Board effective March 31, 2009. John A. Moore, Raymond Huger and Martin Hale are each members of the Company’s Audit Committee and none of Messrs. Moore, Huger or Martin meet the criteria for audit committee independence specified in NASDAQ Listing Rule 5605 and the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional services rendered by Grant Thornton LLP (“GT”) for fiscal year ended December 31, 2009 and GT, BDO Seidman, LLP (“BDO”) and Aronson & Company (“Aronson”) for fiscal year ended December 31, 2008.

	YEARS ENDED DECEMBER 31,
	2009	2008 (1)
Audit fees	$116,000	$323,700
Audit related fees (2)	$7,056	$12,781
Tax fees	$—	$—
All other fees	$—	$—
Total	$123,056	$336,481

(1)	2008 amount includes Audit fees paid GT of $282,000, BDO of $24,000 and Aronson of $17,700. 2008 amount also includes Audit related fees paid GT of $12,100 and Aronson of $681.
(2)	Audit related fees are out-of-pocket expenses incurred and such fees were all pre-approved by the Audit Committee.

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

1.
Audit services include audit work performed in the preparation of the Company’s consolidated financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.
Audit related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.
Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the Company’s consolidated financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

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

Financial Statements.

FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.

TABLE OF CONTENTS

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1

AUDITED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.	F-3
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-5 — F-6
Notes to Consolidated Financial Statements	F-7 — F-29

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Paradigm Holdings, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheets of Paradigm Holdings, Inc.  (a Wyoming corporation) and Subsidiaries ("the Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 30, 2010

PARADIGM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$895,711	$52,257
Accounts receivable — contracts, net	5,519,150	6,920,768
Prepaid expenses	873,934	1,033,837
Prepaid corporate income taxes	—	47,092
Deferred income tax assets	24,114	60,269
Other current assets	473,670	554,610
Total current assets	7,786,579	8,668,833
Property and equipment, net	127,093	183,612
Goodwill	3,991,605	3,991,605
Intangible assets, net	897,318	1,244,591
Deferred financing costs, net	848,294	—
Deferred income tax assets, net of current portion	512,820	211,326
Other non-current assets	582,394	172,029
Total Assets	$14,746,103	$14,471,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable — line of credit	$3,643,653	$5,949,983
Note payable — promissory note	—	2,000,000
Capital leases payable, current portion	—	1,578
Accounts payable and accrued expenses	2,333,085	3,498,690
Accrued salaries and related liabilities	1,527,561	1,474,133
Corporate income tax payable	98,686	—
Mandatorily redeemable preferred stock, current portion	500,000	—
Other current liabilities	178,333	227,200
Total current liabilities	8,281,318	13,151,584
Long-term liabilities
Other non-current liabilities	126,348	183,870
Mandatorily redeemable preferred stock - $.01 par value, 10,000,000 shares authorized, 6,206 shares issued and outstanding as of December 31, 2009	4,587,135	—
Put warrants	1,447,075	—
Total liabilities	14,441,876	13,335,454
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock - $.01 par value, 10,000,000 shares authorized, 0 and 1,800 shares issued and outstanding as of December 31, 2009 and 2008, respectively. Each share of convertible preferred stock has a liquidation preference of $0.01 per share plus all accrued but unpaid dividends	—	18
Common stock - $.01 par value, 50,000,000 shares authorized, 41,243,027 shares and 19,148,153 shares issued and outstanding as of December 31, 2009 and 2008, respectively	412,431	191,482
Additional paid-in capital	3,434,891	3,215,400
Accumulated deficit	(3,543,095)	(2,270,358)
Total stockholders’ equity	304,227	1,136,542
Total liabilities and stockholders’ equity	$14,746,103	$14,471,996

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2009	2008

Contract Revenue
Service contracts	$23,273,245	$27,686,076
Repair and maintenance contracts	8,902,889	11,454,523
Total contract revenue	32,176,134	39,140,599
Cost of revenue
Service contracts	17,817,262	21,144,744
Repair and maintenance contracts	7,203,458	9,950,612
Total cost of revenue	25,020,720	31,095,356
Gross margin	7,155,414	8,045,243
Selling, general and administrative	7,058,724	8,125,585
Income (loss) from operations	96,690	(80,342)
Other income (expense)
Interest income	15	2,793
Change in fair value of put warrants	481,092	—
Interest expense – mandatorily redeemable preferred stock	(1,387,008)	—
Interest expense	(548,653)	(1,044,892)
Other income	—	3,227
Total other expense	(1,454,554)	(1,038,872)
Loss from operations before income taxes	(1,357,864)	(1,119,214)
Benefit for income taxes	(85,127)	(342,139)
Net loss	(1,272,737)	(777,075)
Dividends on preferred stock	78,870	180,000
Net loss attributable to common shareholders	$(1,351,607)	$(957,075)

Weighted average number of common shares:
Basic	37,535,548	19,148,153
Diluted	37,535,548	19,148,153

Basic net loss per common share	$(0.04)	$(0.05)
Diluted net loss per common share	$(0.04)	$(0.05)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Convertible Preferred Stock		Additional Paid-in	Accumulated
	Share	Amount	Share	Amount	Capital	Deficit	Total
Balance, January 1, 2008	19,148,153	$191,482	1,800	$18	$2,773,547	$(1,493,283)	$1,471,764
Dividend declared	—	—	—	—	(180,000)	—	(180,000)
Direct issuance cost					(25)		(25)
Share-based compensation	—	—	—	—	621,878	—	621,878
Net loss	—	—	—	—	—	(777,075)	(777,075)
Balance, December 31, 2008	19,148,153	$191,482	1,800	$18	$3,215,400	$(2,270,358)	$1,136,542
Exchange and redemption of Series A Preferred Stock	21,794,874	217,949	(1,800)	(18)	(324,931)		(107,000)
Vesting of restricted common stock	300,000	3,000			(3,000)		—
Dividend declared	—	—	—	—	(30,000)	—	(30,000)
Share-based compensation	—	—	—	—	577,422	—	577,422
Net loss	—	—	—	—	—	(1,272,737)	(1,272,737)
Balance, December 31, 2009	41,243,027	$412,431	—	$—	$3,434,891	$(3,543,095)	$304,227

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,272,737)	$(777,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	577,422	621,878
Depreciation and amortization	435,107	588,455
Bad debt recovery	(4,316)	(25,082)
Amortization of deferred financing costs	326,784	—
Interest expense for accretion of warrant discount	379,314	—
Accretion of preferred stock	408,546	—
Change in fair value of put warrants	(481,092)	—
Loss on disposal of property and equipment	22,841	18,280
Deferred income taxes	(265,339)	(423,830)
(Increase) Decrease in
Accounts receivable — contracts, net	1,405,934	2,086,952
Prepaid expenses	154,903	49,692
Prepaid corporate income taxes	47,092	27,115
Other current assets	80,940	(207,825)
Other non-current assets	(445,365)	21,189
(Decrease) Increase in
Accounts payable and accrued expenses	(1,130,710)	(464,219)
Accrued salaries and related liabilities	53,428	(76,829)
Income taxes payable	98,686	—
Other current liabilities	(48,867)	49,356
Other non-current liabilities	(57,522)	(87,520)
Net cash provided by operating activities	285,049	1,400,537
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisitions, net of cash assumed	—	(80,116)
Cash proceeds from sale of property and equipment	—	1,600
Purchase of property and equipment	(44,050)	(37,354)
Net cash used in investing activities	(44,050)	(115,870)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	(1,687,491)
Payments on capital leases	(1,578)	(30,772)
Payments on notes payable	(2,000,000)	(18,203)
Proceeds from mandatorily redeemable preferred stock	6,206,000	—
Preferred stock issuance costs	(1,113,637)	(5,000)
Dividends paid on preferred stock	(75,000)	(180,000)
Repurchase of Series A Preferred Stock	(107,000)	—
Proceeds from line of credit	44,698,000	60,414,216
Payments on line of credit	(47,004,330)	(59,732,931)
Net cash provided by (used in) financing activities	602,455	(1,240,181)
Net increase in cash and cash equivalents	843,454	44,486
Cash and equivalents, beginning of period	52,257	7,771
Cash and cash equivalents, end of period	$895,711	$52,257

Years Ended December 31,	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid
Cash paid for income taxes	$51,771	$58,139
Cash paid for interest	$923,4403	$987,163

Non-cash financing activities:
Conversion of Series A preferred stock to common stock	$1,191,771	$—
Dividends declared but not paid	$—	$45,000

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Paradigm Holdings, Inc. (“Paradigm Holdings”), formerly known as Cheyenne Resources, Inc., was incorporated in Wyoming on November 17, 1970. On November 3, 2004, Paradigm Holdings acquired Paradigm Solutions Corporation (“PSC”) through a reverse acquisition (the “Reverse Acquisition”). Paradigm Holdings acquired Trinity IMS, Inc. (“Trinity”), on April 9, 2007 to deliver IT solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) on July 2, 2007 to provide advanced information technology solutions in support of National Security programs within the Intelligence Community. Collectively the entities we refer to as “PDHO” or “the Company” herein.

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

Liquidity

As of December 31, 2009, the Company had an accumulated deficit of approximately $3.5 million and working capital deficit of $0.5 million. Additionally, the Company is highly dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) and the combination of in-process cost reductions will be adequate to meet future liquidity needs for the next twelve months. As of December 31, 2009, the Company had $0.9 million available under the SVB Line.

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

Concentrations of Credit Risk

The Company’s assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Accounts receivable consist primarily of billed and unbilled amounts, including indirect cost rate variances, due from various agencies of the federal government or prime contractors doing business with the federal government, and other commercial customers. The Company historically has not experienced significant losses related to accounts receivable and therefore, believes that credit risk related to accounts receivable is minimal. The Company maintains cash balances that may at times exceed federally insured limits. The Company maintains this cash at high-credit quality institutions and, as a result, believes credit risk related to its cash is minimal.

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

Major Customers

All of the Company’s revenue is from federal agencies and 74% and 66% of total revenue was generated from three major customers during the years ended December 31, 2009 and 2008, respectively. The Company’s accounts receivable related to these major customers was 70% and 63% of total accounts receivable as of December 31, 2009 and 2008, respectively. The Company defines major customer by agencies within the federal government.

A majority of the Company’s customer concentration is in the Mid-Atlantic states of the USA.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, “Intangibles-Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. ASC 350-30 also requires that identifiable intangible assets with estimable useful lives be amortized over their estimated useful lives, and reviewed for impairment in accordance with ASC 360-10, “Property, Plant, and Equipment.” The Company recorded $4.0 million of goodwill and $1.8 million of identifiable intangible assets related to contract backlog associated with the Trinity and CTS acquisitions. The contract backlog will be amortized over their estimated useful lives of five years and is included under the caption “Intangible Assets” on the Company’s consolidated balance sheets.

The Company conducts a review for impairment of goodwill at least annually. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in the Company’s stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company’s operations experience significant negative results. These negative results can be the result of the Company’s individual operations or negative trends in the Company’s industry or in the general economy, which impact the Company. To the extent the Company’s goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination.

The Company completed its annual testing for impairment of goodwill and intangible assets as of December 31, 2009. The analysis indicated that no impairment exists as of December 31, 2009.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Property, Plant, and Equipment”, the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets’ expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized.  Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. The Company believes that the carrying value of its long-lived assets are fully realizable as of December 31, 2009.

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

Net Loss Per Common Share

Basic and diluted per common share amounts are presented in accordance with ASC 260, “Earning Per Share.” Basic per common share amounts are calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted per common share amounts are calculated using the weighted average number of common shares giving effect to all dilutive potential common shares outstanding during the period, including stock options, restricted common stock, convertible preferred stock, warrants and promissory notes if the impact would be anti-dilutive. Calculations of the weighted average number of basic and diluted common shares are presented in Note 12.

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

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period, which is the vesting period. Total share-based compensation expense included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 was $577 thousand and $622 thousand, respectively. The Company did not grant any share-based awards during the year ended December 31, 2009 and there were no exercises of stock options during 2009 and 2008.

The Company will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

In accordance with ASC 718, the Company reports the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, resulting from the exercise of stock options as financing cash inflows in its consolidated statements of cash flows.

The Company accounts for equity instruments issued to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees.”

The following assumptions were used for option grants during the year ended December 31, 2008. No options were granted during the year ended December 31, 2009:

Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate — Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on the historical volatility of the Company’s common stock for the periods that it has been publicly traded.

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

The fair value of the common stock issued is based on the fair market value of the stock on the date of the award. The fair value of options granted in 2008 was estimated on the date of the grant with the following assumptions.

2008
Dividend yield	None
Risk-free interest rate	3.76%
Expected volatility	132.26%
Expected term of options	4.5 years

No options were granted during the year ended December 31, 2009.

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

Recently Issued Accounting Standards – Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements “. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase transparency in financial reporting. Specifically, ASU 2010-06 amends ASC Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies certain requirements of the existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is in the process of evaluating the impact the amendments to ASC 820-10 will have on its consolidated finance statements.

 In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The FASB also issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force” to amend the scope of arrangements under ASC 985, “Software”, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on January 1, 2011. The Company is in the process of evaluating the impact the amendments to ASC 605-25 and ASC 985-605 will have on its consolidated finance statements.

In June 2009, the FASB issued guidance to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This guidance will be effective for the Company beginning January 1, 2010. Management does not anticipate the statement to have a material impact as the Company does not currently hold any variable interests.

Recently Adopted Accounting Standards

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events” (“ASU 2010-09”), effective immediately, which amends ASC 855-10 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements. The adoption of ASU 2010-09 did not materially impact the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosure” (“ASU 2009-12”). This standard provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds and private equity, real estate, and venture capital partnerships. The adoption of ASU 2009-12 did not have a material impact on the Company’s consolidated financial statements as the Company does not currently have any investments measured at net asset value.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC Topic 820, “Fair Value Measurements”. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the ASC (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of ASU 2009-05 did not  have a material impact on the Company’s consolidated financial position or results of operations; however, this standard may impact the Company in future periods.

On July 1, 2009, the Company adopted ASU 2009-01 “FASB Accounting Standards Codification.” This guidance confirms that the FASB Accounting Standards Codification (the “Codification”) becomes the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American AICPA, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On June 30, 2009, the Company adopted provisions of ASC 825, “Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of ASC 825 did not have a material impact on the Company’s statement of operations, financial position, or cash flows.

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

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements of Paradigm Holdings for all prior fiscal years presented to conform to the presentation in fiscal year 2009.

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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

Fair Value Measurement at December 31, 2009 Using:
		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total Fair Value	Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)

Put warrants	$1,447,075	$—	$1,447,075	$—

The Company values the put warrants using the Black-Scholes model with the following assumptions:

December 31, 2009
Exercise price	$0.078 & $0.0858
Underlying common stock price	$0.05
Volatility	122.2%
Contractual term	6.16 years
Risk free interest rate	3.39%
Common stock dividend rate	0%
Dilution factor	22.6%

In accordance with ASC 815, the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company as long as the warrants remain classified as a liability.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, note payable - line of credit, and mandatorily redeemable preferred stock. The fair values of cash and cash equivalents, accounts receivable, accounts payable and note payable - line of credit approximated the carrying values based on market interest rates and the time to maturity. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. At December 31, 2009, the estimated fair values and carrying amounts of the mandatorily redeemable preferred stock was $5.1 million.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service for 2009 and 2008. The components of accounts receivable are as follows:

	Dec. 31, 2009	Dec. 31, 2008

Billed receivables	$3,224,008	$3,826,514
Unbilled receivables	2,295,142	3,094,254

Total accounts receivable – contracts, net	$5,519,150	$6,920,768

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company reclassified $0.5 million receivable from one customer to other non-current assets during 2009 based on the payment arrangement made with the customer. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at December 31, 2009 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 as an allowance for doubtful accounts related to certain customers at December 31, 2009 and 2008.

4. PREPAID EXPENSES

Prepaid expenses at December 31, 2009 and 2008, consist of the following:

	Dec. 31, 2009	Dec. 31, 2008

Prepaid insurance, rent and software maintenance agreements	$119,058	$136,357
Contract-related prepaid expenses	379,078	618,439
Other prepaid expenses	375,798	279,041

Total prepaid expenses	$873,934	$1,033,837

5. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	Dec. 31, 2009	Dec. 31, 2008

Furniture and fixtures	$92,411	$109,445
Equipment	746,917	778,121
Software	563,082	528,768
Leasehold improvement	39,150	43,194
Total property and equipment	1,441,560	1,459,528
Accumulated depreciation	(1,314,467)	(1,275,916)

Property and equipment, net	$127,093	$183,612

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 was $87,834 and $241,182, respectively.

6. DEFERRED FINANCING COSTS

Deferred financing costs are as follows:

	December 31, 2009	December 31, 2008

Financing costs	$1,175,078	$—
Accumulated amortization	(326,784)	—

Net carrying amount	$848,294	$—

Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest rate method. Amortization expense included in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2009 was $326,784. There was no amortization expense for the year ended December 31, 2008.  Anticipated future amortization is as follows:

For the years ending December 31,
2010	$404,970
2011	399,870
2012	43,454

7. INTANGIBLE ASSETS

Intangible assets are as follows:

	Dec. 31, 2009	Dec. 31, 2008

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(912,682)	(565,409)

Net carrying amount	$897,318	$1,244,591

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 was $347,273. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the years ending December 31,
2010	$347,273
2011	347,273
2012	202,772

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	Dec. 31, 2009	Dec. 31, 2008

Accounts payable	$1,995,925	$2,969,262
Accrued expenses	337,160	529,428

Total accounts payable and accrued expenses	$2,333,085	$3,498,690

9. DEBTS

At December 31, 2009 and 2008, outstanding debts consisted of the following:

	December 31, 2009	December 31, 2008

Current debts:
Note payable – line of credit	$3,643,653	$5,949,983
Notes payable – promissory notes	—	2,000,000
Mandatorily redeemable preferred stock, current portion	500,000	—
Total current debt	$4,143,653	$7,949,983

Long-term debts:
Mandatorily redeemable preferred stock	$6,206,000	$—
Less: unamortized discount	(1,527,411)	—
Add: Accretion of preferred stock	408,546	—
Carrying amount	5,087,135	—
Less: current portion	(500,000)	—
Mandatorily redeemable preferred stock, net of current portion	$4,587,135	$—
Put warrants	$1,447,075	$—
Total long-term debt, net of current portion	$6,034,210	$—

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

On July 2, 2009, the Company and SVB entered into a Fourth Loan Modification Agreement. This Fourth Loan Modification Agreement, among other things, (i) modified the collateral handling fee payable by the Company, (ii) revised certain of the Company’s representations and warranties, (iii) increased the charge to the Company for certain inspections and audits from $750 per person per day to $850 per person per day, (iv) revised the Company’s financial covenants, (v) revised the negative covenant regarding the Company’s ability to pay dividends or make any distribution or payment or redeem, retire or repurchase any capital stock without the prior consent of SVB to allow for such payments (subject to certain restrictions) to certain holders of the Company’s Series A-1 Senior Preferred Stock, (vi) amended the definitions of “Prime Rate”, “Applicable Rate” and “EBITDA” and (vii) extended the maturity date to June 11, 2010. The Company was in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended December 31, 2009. As of December 31, 2009, the Company had $3.6 million outstanding, and $0.9 million additional availability, under its working capital line of credit with SVB.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of December 31, 2009, no events of default had occurred.

Notes Payable – Promissory Notes

On April 9, 2007, the Company issued $4.0 million of promissory notes to the former shareholders of Trinity to finance the acquisition of Trinity.

Under the terms of the promissory notes, the Company was required to repay the principal plus interest at the annual rate of 7.75% of the unpaid balance pursuant to the following terms:

(a) $500 thousand was required to be paid within three business days of April 9, 2007;

(b) $1.5 million (the "Second Amount") was required to be paid on June 30, 2007; and

(c) the remainder amount (the "Remainder Amount") of $2.0 million was required be paid on October 31, 2008.

Effective as of October 31, 2008, the Company negotiated an amendment to the promissory notes that extended the payment date of the Remainder Amount from October 31, 2008 to December 15, 2008 in exchange for a cash fee of $40,000 plus accrued and unpaid interest based on the original terms. If the Company failed to pay the Remainder Amount by December 15, 2008, the Company was required to pay an amount equal to $60,000 plus all accrued and unpaid interest through December 15, 2008. If the Company failed to pay the amounts owed under the promissory note by December 15, 2008, interest was to accrue, at a rate equal to 12% per annum, on such amounts. The Company did not pay the Reminder Amount prior to December 15, 2008. The failure by the Company to pay the Remainder Amount on or before December 15, 2008 did not constitute a default under the promissory notes. The Company and Christian Kleszewski (the Company’s Vice President (Trinity, IMS)) separately agreed that the $1.0 million portion of the promissory note payable to Mr. Kleszewski was to be due in January 2009. The Company used a portion of the proceeds from the private placement described below to pay the notes in full on February 27, 2009.

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

Redemption

The Certificate of Designations of the Series A-1 Preferred Stock provides that any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations) with respect to such month by the Redemption Price applicable to the shares to be redeemed. As of December 31, 2009, no redemptions with respect to any Excess Cash Flow had been made in accordance with the restrictions placed by SVB. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock held by that Purchaser for no additional consideration.

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

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. Interest expense related to the mandatorily redeemable preferred stock included in other expense in the accompanying consolidated statements of operations for the year ended December 31, 2009 was $1.4 million. There was no interest expense related to the mandatorily redeemable preferred stock for the year ended December 31, 2008. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the purchase price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to ASC 815-40 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The warrants should be measured at fair value, with changes in fair value reported in earnings as long as the warrants remain classified as a liability. The initial proceeds allocated to preferred shares and warrants were $4,299,274 and $1,906,726, respectively. In connection with the Series A-1 Preferred Stock issuance on February 27, 2009, the Company also issued warrants to the placement agent to purchase 1,602,565 common shares of the Company at $0.078 per share. Warrants issued were valued at $21 thousand, using the Black Scholes model.

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

The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred stock from the date of issuance to December 31, 2009, was a decrease of approximately $0.5 million from $1.9 million as of February 27, 2009 to $1.4 million as of December 31, 2009. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the year ended December 31, 2009, the change of fair value of the Warrants was $ ($0.5) million.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of December 31, 2009, the Company had recorded immaterial interest and penalties associated with the filing of the 2008 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

For the years ended December 31, 2009 and 2008, the components of the provision for income taxes from operations consisted of:

	2009	2008

Current
Federal	$137,745	$33,100
State	38,997	35,563
Deferred
Federal	(224,331)	(357,867)
State	(37,538)	(52,935)
Total	$(85,127)	$(342,139)

The provision for income taxes from operations for the years ended December 31, 2009 and 2008 reflected in the accompanying financial statements varies from the amount which would have been computed using statutory rates as follows:

	2009	2008

Tax computed at the maximum federal statutory rate	$(461,674)	$(380,533)
State income tax, net of federal benefit	(21,317)	(47,779)
Other permanent differences	334,278	57,519
Other	63,586	28,654
Benefit for income taxes	$(85,127)	$(342,139)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements. A summary of the tax effect of the significant components of deferred income taxes, excluding discounted operations, follows:

	2009	2008

Section 481 adjustment due to conversion from cash basis to accrual basis for income tax reporting	$(52,979)	$(52,098)
Accrued severance	—	23,852
Accrued officers' compensation and accrued vacation deducted for financial statement reporting purposes but not for income tax reporting purposes	65,387	58,916
Leases payable	2,246	20,295
Allowance for doubtful account	9,460	9,304
Net deferred tax assets, current portion	$24,114	$60,269

Section 481 adjustment due to conversion from cash basis to accrual basis for income tax reporting	$—	$(52,098)
Share-based compensation expense	642,033	476,719
Depreciation and amortization expense reported for income tax purposes different from financial statement amounts	(28,048)	(30,699)
Amortization expense on intangible assets reported for income tax purposes different from financial statement amounts	(137,134)	(229,965)
Deferred rent assets	(19,026)	(26,979)
Deferred rent liabilities	54,995	71,032
Leases payable	—	3,316
Net deferred tax assets, net of current portion	$512,820	$211,326

11. LEASES

Operating Leases

The Company relocated its headquarters in June 2006 and entered into an operating lease for the new office space. This lease expires in May 2012 and contains an escalation clause for 3% annual increases in the base monthly rent. The Company subleased two-thirds of the new office space on February 1, 2010. The Company subleased the old headquarter’s office space which expires in May 2011 upon the relocation. The Company has three other office leases assumed from acquisitions. Two of them are from the Trinity acquisition. One of the leases expired in April 2009 and the other one expires in November 2010 and such leases contain an escalation clause for 2% and 4% annual increases in the base month rent, respectively. The third lease is from the CTS acquisition. The lease expired in November 2008.

The following is a schedule, by year, of future minimum rental payments required under the operating leases and the cash inflows for sublease income:

	Office Space	Sublease Income	Total

Years ending December 31, 2010	$916,415	$680,925	$235,490
2011	612,090	397,542	214,548
2012	174,420	87,795	86,625
Total	$1,702,925	$1,166,262	$536,663

Total straight-line rent expense for the years ended December 31, 2009 and 2008 was $854,158 and $903,353, respectively. Sublease income was $429,047 for the years ended December 31, 2009 and 2008.

12. NET LOSS PER COMMON SHARE

Net loss per common share is presented in accordance with ASC 260, “Earnings Per Share.” ASC 260 requires dual presentation of basic and diluted net income per common share on the face of the income statement. Basic net income per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except for periods when the Company reports a net loss because the inclusion of such items would be antidilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Years Ended December 31,
	2009	2008
Basic net loss per common share:
Net loss	$(1,272,737)	$(777,075)
Dividends on preferred stock	78,870	180,000
Net loss attributable to common stockholders	$(1,351,607)	$(957,075)

Weighted average common shares outstanding - basic	37,535,548	19,148,153
Treasury effect of stock options	—	—

Total weighted average common shares outstanding - diluted	37,535,548	19,148,153

Basic net loss per common share	$(0.04)	$(0.05)
Diluted net loss per common share	$(0.04)	$(0.05)

Common stock equivalents of 129,712,521 and 5,970,922 were not included in the computation of diluted net loss per common share for the years ended December 31, 2009 and 2008, respectively, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

In connection with the private placement on February 27, 2009, the Company exchanged of 1,700 shares of the Company’s outstanding Series A Preferred Stock for an aggregate of approximately 21.8 million shares of common.

13. RETIREMENT PLANS

The Company maintains a 401(k) profit sharing retirement plan for all eligible employees over 18 years old. Under the plan, employees become eligible to participate after one month of employment. The annual contribution under this plan is based on employee participation. The participants may elect to contribute up to 100% of their gross annual earnings limited to amounts specified in Internal Revenue Service Regulations as indexed for inflation. The Company’s matching contribution to the plan is determined annually by the Board of Directors. Effective October 1, 2007, the Company contributed an amount equal to 100% of the first 4% of the employees’ contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Company’s matching contributions vest immediately. Prior to October 1, 2007, the Company contributed an amount equal to 100% of the first 3% of the employees’ contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Company’s matching contributions vest over a five year period. The Company’s contributions were $354,832 and $225,223 for the years ended December 31, 2009 and 2008, respectively.

14. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan. At December 31, 2009, 4,416,820 shares of common stock were reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,050,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of December 31, 2009, 2,925,000 shares of restricted common stock and options to purchase 507,000 shares of common stock have been issued under the Plan and options to purchase 2,622,000 shares of common stock have been granted outside of the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

Effective December 15, 2005, the Board of Directors of the Company granted options to acquire 2,122,000 shares of common stock to certain individuals. Approximately, 550,000 option shares remained outstanding as of December 31, 2009 as 1,572,000 option shares had been canceled. These options were vested as of December 15, 2005, have an exercise price equal to $1.70 per share, and expire on December 14, 2015. The Company did not modify the options granted in December 2005 during 2006. Effective May 15, 2006 and December 18, 2006, the Company granted options to acquire 500,000 shares and 150,000 shares of common stock with exercise prices equal to $2.50 per share and $0.75 per share, respectively, to two of its officers pursuant to an offer of employment. The options expire on May 14, 2016 and December 18, 2016, respectively. Effective May 3, 2007, August 2, 2007 and August 13, 2007, the Company granted options to acquire 50,000 shares, 157,000 shares and 25,000 shares of common stock with exercise prices equal to $0.80 per share and $0.84 per share, respectively, to certain employees. The options expire on May 2, 2017, August 1, 2017 and August 12, 2017, respectively. Effective October 21, 2008, the Company granted options to acquire 125,000 shares of common stock to certain employees. The options have an exercise price equal to $0.20 per share, and expire on October 20, 2018. One third of the options will vest on each anniversary of the grant date.  The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly.

Additionally, the Company approved a modification on stock options granted between December 15, 2005 and August 13, 2007 to reduce the exercise price of options to purchase an aggregate of 1,453,000 shares of the Company’s common stock to $0.30 per share on October 21, 2008. In accordance with ASC 718, “Compensation – Stock Compensation”, a modification of the terms or conditions of an equity award should be treated as an exchange of the original award for a new award. The Company should recognize the fair value of the original awards plus the incremental compensation cost associated with the modification. The Company recognized $42 thousand of the incremental compensation immediately and the remaining amount of $10 thousand is to be recognized over the remaining vesting periods. Prior to such modification, the exercise prices of such options ranged from $0.75 to $2.50 per share. All other terms of the options remained the same. The options are held by 40 of the Company’s officers, directors and employees.

The following table summarizes the Company’s stock option activity.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at January 1, 2008	1,506,000	$1.74	$72,800	8.5
Granted	125,000	0.20
Exercised	—	—
Canceled	(53,000)	1.70

Outstanding at December 31, 2008	1,578,000	$0.29	$—	7.6
Granted	—	—
Exercised	—	—
Canceled	(36,000)	0.27

Outstanding at December 31, 2009	1,542,000	$0.29	$—	6.6

Exercisable at December 31, 2008	1,081,667	$0.30	$—	7.3
Exercisable at December 31, 2009	1,389,667	$0.30	$—	6.5

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.05 at December 31, 2009 and 2008 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense related to options included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 was $181,838 and $367,739, respectively.

The fair value of the options granted during fiscal 2008 was $21 thousand and is included as part of additional paid-in capital as vested. As of December 31, 2009, the Company had $41 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 0.9 years.

The following summarizes the stock options outstanding and exercisable at December 31, 2009.

	Options Outstanding			Options Exercisable
	Options	Weighted Average Exercise	Weighted Average Remaining Contractual	Options	Weighted Average Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$0.30	1,427,000	$0.30	6.0 – 7.6 years	1,351,334	$0.30
$0.20	115,000	$0.20	8.8 years	38,333	$0.20

	1,542,000	$0.29	6.6 years	1,389,667	$0.30

		Weighted Average
	Number of	Average Grant
	Options	Date Fair Value
Nonvested stock options at December 31, 2008	496,333	$0.82
Options granted	—	$—
Vested during period	(330,667)	$1.02
Options canceled and expired	(13,333)	$0.31

Nonvested shares under option at December 31, 2009	152,333	$0.44

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

The following table summarizes the Company's restricted common stock activity.

				Weighted
			Weighted	Average
	Number of		Average	Remaining
	Restricted	Aggregate	Vesting	Vesting
	Common Stock	Fair Value	Periods	Periods
			(in years)	(in years)
Outstanding at January 1, 2008	1,400,000	$1,120,000	4.7	4.0
Granted	1,525,000	305,000

Outstanding at December 31, 2008	2,925,000	$1,425,000	4.4	3.3
Granted	—	—
Vested	(300,000)	180,000

Outstanding at December 31, 2009	2,625,000	$1,245,000	4.4	2.3

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The compensation expense recognized for the years ended December 31, 2009 and 2008 was $395,584 and $254,139, respectively.

The total fair value of the restricted stock granted in fiscal 2008 was $0.3 million calculated by multiplying the number of shares of restricted common stock granted and the closing market price of $0.20 on October 21, 2008 and will be included as part of additional paid-in capital over the vesting period. As of December 31, 2009, the unrecognized compensation costs related to the remaining nonvested restricted stock was $0.6 million, which will be recognized over a weighted average period of 2.3 years.

Shares Reserved for Future Issuance

At December 31, 2009, future issuances of the Company’s common stock are as follows:

Exercise of Class A and B warrants (1)	148,664,852
Exercise of common stock purchased warrants (1)	1,602,565
Exercise of common stock purchased warrants	232,733
Exercise of stock options	1,542,000
152,042,150

(1) On February 27, 2009, the Company entered into a Preferred Stock Purchase Agreement. In accordance with the Preferred Stock Purchase Agreement, the Company intends to seek shareholder approval of a Plan and Agreement of Merger to reincorporate the Company into the State of Nevada (the “Reincorporation”). It is contemplated that Paradigm Nevada will have 250 million authorized shares of common stock. The Company’s Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock. Until the number of shares of common stock authorized for issuance is increased, the number of shares of common stock for which the Warrants are exercisable is limited to 2,700,888 shares. Following the increase in the number of authorized shares in connection with the Reincorporation, the Warrants will be fully exercisable.

Since the Company does not have sufficient authorized shares to settle the above potential commitments, per guidance in ASC 815 “Derivatives and Hedging”, the Company is required to reassess the classification of each contract at each balance sheet date. To determine which contracts shall be reclassified, the Company used the method of reclassification of contracts with the latest inception or maturity date first. The Company’s contracts with the latest inception date are Class A and B warrants and warrants issued to the placement agent, which had been treated as liabilities, therefore, no reclassification was required at December 31, 2009.

15. STOCKHOLDERS EQUITY

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

As of December 31, 2009, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company’s financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at December 31, 2009 approximate, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$130,615,251
Completed to date	112,954,709

Authorized backlog	$17,660,542

In addition, the foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $59,500,000.

Approximately 9% of the Company’s existing contracts are subject to renegotiation in 2010. The revenue amount subject to renegotiation is approximately $2.9 million based on the 2009 revenue attributable to those contracts.

17. LITIGATION AND CLAIMS

The Company, from time to time, is a party to litigation and legal proceedings that it believes to be a part of the ordinary course of business. While it cannot predict the ultimate outcome of these matters, the Company currently believes that any ultimate liability arising out of these proceedings will not have a material adverse effect on its financial position.

During the year ended December 31, 2008, a former employee of the Company filed a claim with Maryland Department of Labor claiming that the Company owes him $0.1 million as a severance payment pursuant to an employment agreement with the Company. The Company filed an opposition; however, the Maryland Department of Labor and the Office of the Attorney General ruled on November 7, 2008 and February 26, 2009, respectively, that the claim is valid and should be paid. The Company agreed to pay such employee an aggregate of approximately $92,000 in three equal installments and paid all three installments in early 2009.

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

The Company has filed its answer and a counter-claim for breach of contract and fraud for undisclosed IRS liabilities, accounts receivable, disclosure of proprietary information, conversion of IRS checks and corporate credit cards, and unjust enrichment relating to certain payments made by the Company on behalf of the plaintiffs, in amounts to be determined at trial. Plaintiffs answer to the Company’s counterclaim was filed in early October. A schedule has been set by the court with a deadline for completing discovery of April 30, 2010; however, the parties recently filed a joint motion seeking for an extension of the discovery period to July 31, 2010. The Company intends to vigorously defend the allegations in the complaint and pursue its counter-claims; however, it is difficult to predict the final outcome of the respective claims of the parties.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the date of financial statement issuance and there are no reportable subsequent events.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADIGM HOLDINGS, INC., a Wyoming corporation
Date: March 30, 2010
	By:	/s/ Peter B. LaMontagne
Peter B. LaMontagne President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2010
	By:	/s/ Peter B. LaMontagne
Peter B. LaMontagne President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 30, 2010	By:	/s/ Richard Sawchak
Richard Sawchak Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2010	By:	/s/ Raymond A. Huger
Raymond A. Huger Chairman of the Board of Directors

Date: March 30, 2010
By:	/s/ Martin M. Hale, Jr.
Martin M. Hale, Jr. Director
Date: March 30, 2010
By:	/s/ John A. Moore
John A. Moore Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Article of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 31, 2009

3.2	By-laws, as amended	Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 31, 2009

4.1	Form of Class A Warrant	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 3009

4.2	Form of Class B Warrant	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 3009

4.3	Class A-1 Warrant dated February 27, 2009 issued to Noble International Investments, Inc. by Paradigm Holdings, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 31, 2009

10.1	Loan Agreement, dated March 13, 2007, entered into between Paradigm Holdings, Inc. and Silicon Valley Bank, effective on March 13, 2007	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on March 19, 2007

10.2	First Loan Modification Agreement, dated August 11, 2008, between Paradigm Holdings, Inc. and Silicon Valley Bank	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the Commission on August 13, 2008

10.3	Amendment No. 1 to Secured Promissory Note effective as of October 31, 2008 between Paradigm Holdings, Inc. and Theresa Kleszewski	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Commission on November 14, 2008

10.4	Preferred Stock Purchase Agreement dated February 27, 2009 among Paradigm Holdings, Inc., Hale Capital Partners, LP and the other purchasers identified on the signature pages thereto	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 2009

10.5	Side Letter dated February 27, 2009 between Hale Capital Partners, LP and EREF PARA, LLC and accepted and agreed to by Paradigm Holdings, Inc.	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 2009

10.6	Preferred Stock Exchange Agreement dated February 27, 2009 among Paradigm Holdings, Inc. and the persons listed on Schedule I thereto	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 2009

10.7	Preferred Stock Redemption Agreement dated February 27, 2009 among Paradigm Holdings, Inc., Semper Finance, Inc. and USA Asset Acquisition Corp.	Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 2009

EXHIBIT NO.	DESCRIPTION	LOCATION
10.8
Second Loan Modification Agreement, dated March 18, 2009, among Silicon Valley Bank , Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions, LLC and Trinity Information Management Services
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 24, 2009

10.9	Waiver Agreement, dated 2009, among Silicon Valley Bank , Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions, LLC and Trinity Information Management Services	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.10
Third Loan Modification Agreement, dated March 18, 2009, among Silicon Valley Bank , Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions, LLC and Trinity Information Management Services
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on May 8, 2009

10.11
Fourth Loan Modification Agreement, dated July 2, 2009, among Silicon Valley Bank , Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions, LLC and Trinity Information Management Services
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on July 8, 2009

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