Form 10-Q
period 2010-03-31
Paradigm Holdings, Inc
filed 2010-05-11
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

Shares of common stock outstanding on May 4, 2010 were 43,868,027.

PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,339	$895,711
Accounts receivable — contracts, net	4,572,312	5,519,150
Prepaid expenses	934,656	873,934
Deferred income tax assets	49,440	24,114
Other current assets	379,245	473,670
Total current assets	5,937,992	7,786,579
Property and equipment, net	119,246	127,093
Goodwill	3,991,605	3,991,605
Intangible assets, net	810,500	897,318
Deferred financing costs, net	748,471	848,294
Deferred income tax assets, net of current portion	589,030	512,820
Other non-current assets	498,755	582,394
Total Assets	$12,695,599	$14,746,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Note payable — line of credit	$2,339,513	$3,643,653
Accounts payable and accrued expenses	1,895,588	2,333,085
Accrued salaries and related liabilities	1,479,627	1,527,561
Corporate income tax payable	98,097	98,686
Mandatorily redeemable preferred stock, current portion	600,000	500,000
Other current liabilities	138,417	178,333
Total current liabilities	6,551,242	8,281,318
Long-term liabilities
Other non-current liabilities	112,453	126,348
Mandatorily redeemable preferred stock - $.01 par value, 10,000,000 shares authorized, 6,206 shares issued and outstanding as of March 31, 2010 and December 31, 2009	4,750,456	4,587,135
Put warrants	1,433,882	1,447,075
Total liabilities	12,848,033	14,441,876
Commitments and contingencies
Common stock - $.01 par value, 50,000,000 shares authorized, 41,243,027 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	412,431	412,431
Additional paid-in capital	3,518,508	3,434,891
Accumulated deficit	(4,083,373)	(3,543,095)
Total stockholders’ (deficit) equity	(152,434)	304,227
Total liabilities and stockholders’ equity	$12,695,599	$14,746,103

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Contract Revenue
Service contracts	$5,537,505	$5,578,538
Repair and maintenance contracts	1,985,200	2,129,087
Total contract revenue	7,522,705	7,707,625
Cost of revenue
Service contracts	4,269,702	4,318,086
Repair and maintenance contracts	1,600,475	1,868,484
Total cost of revenue	5,870,177	6,186,570
Gross margin	1,652,528	1,521,055
Selling, general and administrative	1,607,924	1,830,318
Income (loss) from operations	44,604	(309,263)
Other income (expense)
Interest income	8	4
Change in fair value of put warrants	13,193	(42,891)
Interest expense – mandatorily redeemable preferred stock	(446,343)	(133,276)
Interest expense	(108,864)	(216,547)
Total other expense	(542,006)	(392,710)
Loss from operations before income taxes	(497,402)	(701,973)
Provision (benefit) for income taxes	42,876	(74,294)
Net loss	(540,278)	(627,679)
Dividends on preferred stock	—	78,870
Net loss attributable to common shareholders	$(540,278)	$(706,549)

Weighted average number of common shares:
Basic	41,243,027	26,413,111
Diluted	41,243,027	26,413,111

Basic and diluted net loss per common share	$(0.01)	$(0.03)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(540,278)	$(627,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	83,617	161,468
Depreciation and amortization	104,557	112,379
Amortization of deferred financing costs	99,823	30,891
Interest expense for accretion of warrant discount	138,522	33,429
Accretion of preferred stock	124,799	41,373
Change in fair value of put warrants	(13,193)	42,891
Deferred income taxes	(101,536)	(75,514)
(Increase) Decrease in
Accounts receivable - contracts, net	946,838	216,595
Prepaid expenses	(60,722)	109,631
Other current assets	94,425	176,758
Other non-current assets	83,639	8,111
(Decrease) Increase in
Accounts payable and accrued expenses	(427,392)	(1,736,943)
Accrued salaries and related liabilities	(47,934)	(147,091)
Other current liabilities	(40,505)	(56,990)
Other non-current liabilities	(13,895)	(18,340)
Net cash provided by (used in) operating activities	430,765	(1,729,031)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,997)	(3,999)
Net cash used in investing activities	(19,997)	(3,999)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	411,413
Payments on capital leases	—	(1,578)
Payment on notes payable	—	(2,000,000)
Proceeds from mandatorily redeemable preferred stock	—	6,206,000
Preferred stock issuance costs	—	(822,737)
Dividends paid on Series A Preferred Stock	—	(75,000)
Repurchase of Series A Preferred Stock	—	(107,000)
Proceeds from line of credit	9,675,432	12,029,434
Payments on line of credit	(10,979,572)	(13,959,759)
Net cash (used in) provided by financing activities	(1,304,140)	1,680,773
Net decrease in cash and cash equivalents	(893,372)	(52,257)
Cash and equivalents, beginning of period	895,711	52,257
Cash and cash equivalents, end of period	$2,339	$—

For the three months ended March 31,	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the quarter:
Cash paid for income taxes	$145,000	$98
Cash paid for interest	$184,587	$325,918
Non-cash financing activities:
Conversion of Series A preferred stock to common stock	$—	$1,191,771
Preferred stock issuance costs incurred but not paid	$—	$176,934

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Paradigm Holdings, Inc. (the “Company”) is the parent of the wholly owned subsidiaries, Paradigm Solutions Corp., Trinity IMS, Inc. (“Trinity”) and Caldwell Technology Solutions, LLC (“CTS”). Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) for additional information on our corporate structure.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) are omitted in this interim report. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Annual Report on Form 10-K for the Company for the year ended December 31, 2009.

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

Liquidity

As of March 31, 2010, the Company had an accumulated deficit of approximately $4.1 million and working capital deficit of $0.6 million. Additionally, the Company is highly dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) will be adequate to meet future liquidity needs for the next twelve months. As of March 31, 2010, the Company had $1.0 million available under the SVB Line.

For a description of the Company’s accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for Paradigm Holdings, Inc. for the year ended December 31, 2009.

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

The Company conducts a review for impairment of goodwill and indefinite lived intangible assets annually in the fourth quarter. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination. At March 31, 2010, there were no such factors indicating that the Company’s goodwill and intangible assets were impaired.

Share-based Compensation

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation,” to account for share-based compensation. Option awards are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock is valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $84 thousand and $161 thousand for the three months ended March 31, 2010 and 2009, respectively, including the expense recognized for the restricted common stock issued on October 21, 2008 and May 3, 2007. The Company did not grant any share-based awards for the three months ended March 31, 2010.

Valuation of Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of ASC 815-40. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability as of March 31, 2010. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 78% and 71% of total revenue was generated from three major customers during the three months ended March 31, 2010 and 2009, respectively. The Company’s accounts receivable related to these major customers was 64% and 68% of total accounts receivable at March 31, 2010 and at December 31, 2009, respectively. The Company defines major customer by agencies within the federal government.

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

Recent Accounting Pronouncements – Not Yet Adopted

 In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The FASB also issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force” to amend the scope of arrangements under ASC 985, “Software”, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on January 1, 2011. The Company is in the process of evaluating the impact the amendments to ASC 605-25 and ASC 985-605 will have on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The amendments in this update are effective, on a prospective basis, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. Both ASU 2009-13 and ASU 2009-14 must be adopted in the same period and must use the same transition disclosures. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.

Recent Accounting Pronouncements – Adopted

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events” (“ASU 2010-09”), effective immediately, which amends ASC 855-10 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements. The adoption of ASU 2010-09 did not materially impact the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the Company adopted the guidance to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as the Company does not currently hold any variable interests.

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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

Fair Value Measurement at March 31, 2010 Using:
		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total Fair Value	Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)

Put warrants	$1,433,882	$—	$1,433,882	$—

The Company values the put warrants using the Black-Scholes model with the following assumptions:

Exercise price	$0.078 & $0.0858
Underlying common stock price	$0.05
Volatility	122.9%
Contractual term	5.91 years
Risk free interest rate	3.28%
Common stock dividend rate	0%
Dilution factor	22.6%

In accordance with ASC 815, the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company as long as the warrants remain classified as a liability.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, note payable - line of credit, and mandatorily redeemable preferred stock. The fair values of cash and cash equivalents, accounts receivable, accounts payable and note payable - line of credit approximated the carrying values based on market interest rates and the time to maturity. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. At March 31, 2010, the estimated fair values and carrying amounts of the mandatorily redeemable preferred stock was $5.4 million.

3. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service for 2009 and 2008. The components of accounts receivable are as follows:

	March 31, 2010	December 31, 2009

Billed receivables	$1,819,071	$3,224,008
Unbilled receivables	2,753,241	2,295,142

Total accounts receivable – contracts, net	$4,572,312	$5,519,150

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at March 31, 2010 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 as an allowance for doubtful accounts related to certain customers at March 31, 2010 and December 31, 2009.

4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2010	December 31, 2009

Prepaid insurance, rent and software maintenance agreements	$241,363	$119,058
Contract-related prepaid expenses	390,797	379,078
Other prepaid expenses	302,496	375,798

Total prepaid expenses	$934,656	$873,934

5. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	March 31, 2010	December 31, 2009

Furniture and fixtures	$92,411	$92,411
Equipment	242,800	746,917
Software	310,437	563,082
Leasehold improvement	50,985	39,150
Total property and equipment	696,633	1,441,560
Accumulated depreciation	(577,387)	(1,314,467)

Property and equipment, net	$119,246	$127,093

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 was $17,739, and $25,561, respectively.

6. DEFERRED FINANCING COSTS

Deferred financing costs are as follows:

	March 31, 2010	December 31, 2009

Financing costs	$1,175,078	$1,175,078
Accumulated amortization	(426,607)	(326,784)

Net carrying amount	$748,471	$848,294

Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest rate method. Amortization expense included in interest expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 was $99,823 and $30,891, respectively.

For the remaining nine months ending December 31, 2010	$305,147
For the years ending December 31,
2011	399,870
2012	43,454

7. INTANGIBLE ASSETS

Intangible assets are as follows:

	March 31, 2010	December 31, 2009

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(999,500)	(912,682)

Net carrying amount	$810,500	$897,318

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions in 2007. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 was $86,818. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining nine months ending December 31, 2010	$260,455
For the years ending December 31,
2011	347,273
2012	202,772

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	March 31, 2010	December 31, 2009

Accounts payable	$1,645,701	$1,995,925
Accrued expenses	249,887	337,160

Total accounts payable and accrued expenses	$1,895,588	$2,333,085

9. DEBTS

At March 31, 2010 and December 31, 2009, outstanding debts consisted of the following:

	March 31, 2010	December 31, 2009

Current debts:
Note payable – line of credit	$2,339,513	$3,643,653
Mandatorily redeemable preferred stock, current portion	600,000	500,000
Total current debt	$2,939,513	$4,143,653

Long-term debts:
Mandatorily redeemable preferred stock	$6,206,000	$6,206,000
Less: unamortized discount	(1,388,889)	(1,527,411)
Add: Accretion of preferred stock	533,345	408,546
Carrying amount	5,350,456	5,087,135
Less: current portion	(600,000)	(500,000)
Mandatorily redeemable preferred stock, net of current portion	$4,750,456	$4,587,135
Put warrants	$1,433,882	$1,447,075
Total long-term debt, net of current portion	$6,184,338	$6,034,210

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

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. The Loan and Security Agreement requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to May 12, 2009 and modify the funds available under the working capital line of credit facility to not exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant were consistent with the previous agreement for the remainder of the extension period. On May 4, 2009, the Company and SVB entered into a Third Loan Modification Agreement. This Third Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 12, 2009.

On July 2, 2009, the Company and SVB entered into a Fourth Loan Modification Agreement. This Fourth Loan Modification Agreement, among other things, (i) modified the collateral handling fee payable by the Company, (ii) revised certain of the Company’s representations and warranties, (iii) increased the charge to the Company for certain inspections and audits from $750 per person per day to $850 per person per day, (iv) revised the Company’s financial covenants, (v) revised the negative covenant regarding the Company’s ability to pay dividends or make any distribution or payment or redeem, retire or repurchase any capital stock without the prior consent of SVB to allow for such payments (subject to certain restrictions) to certain holders of the Company’s Series A-1 Senior Preferred Stock, (vi) amended the definitions of “Prime Rate”, “Applicable Rate” and “EBITDA” and (vii) extended the maturity date to June 11, 2010. The Company was not in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended March 31, 2010. SVB has waived such noncompliance. As of March 31, 2010, the Company had $2.3 million outstanding, and $1.0 million additional availability, under its working capital line of credit with SVB.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of March 31, 2010, no events of default had occurred.

Mandatorily Redeemable Preferred Stock and Warrants

On February 27, 2009, the Company completed a private placement to a group of investors led by Hale Capital Partners, LP (“the Purchasers”) for gross proceeds of $6.2 million. The Company issued 6,206 shares of Series A-1 Preferred Stock, which bear an annual dividend of 12.5%. Each share of Series A-1 Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). The private placement included 7-year Class A Warrants to purchase an aggregate of 79,602,604 shares of Common Stock at an exercise price of $0.0780 per share and 7-year Class B Warrants to purchase an aggregate of 69,062,248 shares of Common Stock at an exercise price of $0.0858 per share (collectively, the “Warrants”). We refer to the Class A Warrants, the Class B Warrants and the Series A-1 Preferred Stock collectively as the “Securities”. Except for the exercise price and number of shares of Common Stock subject to the Warrants, the terms of the Class A Warrants and the Class B Warrants are substantially similar. In addition, the Class A Warrants are subject to extension for an additional seven years if the Company has not met certain milestones. The Warrants may be exercised for cash or on a cashless exercise basis. The Warrants are subject to full ratchet anti-dilution provisions and other customary anti-dilution provisions as described therein. The Warrants further provide that in the event of certain fundamental transactions or the occurrence of an event of default under the Certificate of Designations that the holder of the Warrants may cause the Company to repurchase such Warrants for the purchase price specified therein. Among the use of proceeds, $2.1 million was used to pay off the promissory note issued in connection with our acquisition of Trinity, we paid fees and transaction costs of approximately $1.1 million and we used the remaining $3.0 million to pay down debt and for general working capital purposes.

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

Redemption

The Certificate of Designations of the Series A-1 Preferred Stock provides that any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. As of March 31, 2010, no redemptions had been made in accordance with restrictions placed by SVB. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock held by that Purchaser for no additional consideration.

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

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. Interest expense related to the mandatorily redeemable preferred stock included in other expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 was $446 thousand and $133 thousand, respectively. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the purchase price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to ASC 815-40 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The warrants should be measured at fair value, with changes in fair value reported in earnings as long as the warrants remain classified as a liability. The initial proceeds allocated to preferred shares and warrants were $4,299,274 and $1,906,726, respectively. In connection with the Series A-1 Preferred Stock issuance on February 27, 2009, the Company also issued warrants to the placement agent to purchase 1,602,565 common shares of the Company at $0.078 per share. Warrants issued were valued at $21 thousand, using the Black Scholes model.

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

The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred stock from the date of issuance to March 31, 2010, was a decrease of approximately $0.5 million from $1.9 million as of February 27, 2009 to $1.4 million as of March 31, 2010. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three months ended March 31, 2010, the change of fair value of the Warrants was ($13) thousand.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2006, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2010.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of March 31, 2010, the Company had recorded immaterial interest and penalties associated with the filing of previous tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

11. NET LOSS PER COMMON SHARE

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Basic and diluted net loss per common share:
Net loss	$(540,278)	$(627,679)
Dividends on preferred stock	—	78,870
Net loss attributable to common stockholders	$(540,278)	$(706,549)

Weighted average common shares outstanding – basic	41,243,027	26,413,111
Treasury effect of stock options	—	—

Total weighted average common shares outstanding – diluted	41,243,027	26,413,111

Basic and diluted net loss per common share	$(0.01)	$(0.03)

Common stock equivalents of 154,658,800 and 54,821,539 were not included in the computation of diluted net loss per common share for the three months ended March 31, 2010 and 2009, respectively, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

12. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan. At March 31, 2010, 4,416,820 shares of common stock were reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,050,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of March 31, 2010, 2,925,000 shares of restricted common stock and options to purchase 507,000 shares of common stock have been issued under the Plan and options to purchase 2,622,000 shares of common stock have been granted outside of the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at January 1, 2010	1,542,000	$0.29	$—	6.6
Granted	—	—
Exercised	—	—
Canceled	(10,000)	0.25

Outstanding at March 31, 2010	1,532,000	$0.29	$—	6.4

Exercisable at January 1, 2010	1,389,667	$0.30	$—	6.5
Exercisable at March 31, 2010	1,384,667	$0.30	$—	6.2

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.05 at March 31, 2010 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 was $15 thousand and $83 thousand, respectively.

The Company did not grant any stock options during the three months ended March 31, 2010 and 2009. As of March 31, 2010, the Company had $26 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 0.8 years.

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

The following table summarizes the Company's restricted common stock activity.

Weighted
			Weighted	Average
	Number of		Average	Remaining
	Restricted	Aggregate	Vesting	Vesting
	Common Stock	Fair Value	Periods	Periods
			(in years)	(in years)
Outstanding at January 1, 2010	2,625,000	$1,245,000	4.4	2.3
Granted	—

Outstanding at March 31, 2010	2,625,000	$1,245,000	4.4	2.1

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three months ended March 31, 2010 and 2009 was $69 thousand and $78 thousand, respectively.

As of March 31, 2010, the unrecognized compensation costs related to the remaining nonvested shares of restricted stock was $0.5 million, which will be recognized over a weighted average period of 2.1 years.

Shares Reserved for Future Issuance

At March 31, 2010, future issuances of the Company’s common stock are as follows:

Exercise of Class A and B warrants (1)	148,664,852
Exercise of common stock purchased warrants (1)	1,602,565
Exercise of common stock purchased warrants	232,733
Exercise of stock options	1,532,000
152,032,150

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

Since the Company does not have sufficient authorized shares to settle the above potential commitments, per guidance in ASC 815 “Derivatives and Hedging”, the Company is required to reassess the classification of each contract at each balance sheet date. To determine which contracts shall be reclassified, the Company used the method of reclassification of contracts with the latest inception or maturity date first. The Company’s contracts with the latest inception date are Class A and B warrants and warrants issued to the placement agent, which had been treated as liabilities, therefore, no reclassification was required at March 31, 2010.

13. CONTRACT STATUS

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

As of March 31, 2010, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at March 31, 2010 approximately, as follows:

Total contract prices of initial contract awards, including
exercised options and approved change orders (modifications)	$137,921,611
Completed to date	120,134,804

Authorized backlog	$17,786,807

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $49,800,000.

As of March 31, 2010, two of the Company's existing contracts are subject to renegotiation during the remainder of 2010.

14. LITIGATION AND CLAIMS

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

The Company has filed its answer and a counter-claim for breach of contract and fraud for undisclosed IRS liabilities, accounts receivable, disclosure of proprietary information, conversion of IRS checks and corporate credit cards, and unjust enrichment relating to certain payments made by the Company on behalf of the plaintiffs, in amounts to be determined at trial. Plaintiffs answer to the Company’s counterclaim was filed in early October 2009. The case is scheduled for trial in December 2010 with a deadline of October 31, 2010 set for completion of discovery. The Company intends to vigorously defend the allegations in the complaint and pursue its counter-claims; however, it is difficult to predict the final outcome of the respective claims of the parties.

15. SUBSEQUENT EVENTS

On May 5, 2010, the Company entered into a Plan and Agreement of Merger to reincorporate the Company into the State of Nevada (the “Reincorporation”). The Reincorporation will be accomplished by merging the Company with and into the Company’s recently formed wholly owned Nevada subsidiary (the “Merger”). The Nevada subsidiary, named Paradigm Holdings, Inc., a Nevada corporation (“Paradigm Nevada”), will be the surviving corporation. The Amended and Restated Articles of Incorporation of Paradigm Nevada and the Bylaws of Paradigm Nevada will become the Company's Articles of Incorporation and Bylaws following the Merger. The consummation of the Reincorporation is contingent upon, among other things, the approval of the Company’s shareholders. The transaction will not result in any change in the Company’s current business, management, or location of the Company’s principal executive offices, assets, liabilities or net worth.

Paradigm Nevada has been incorporated for the sole purpose of merging with the Company. It has no material assets or liabilities and has not been engaged in any business prior to the merger.

Upon consummation of the Reincorporation, each outstanding share of the Company’s common stock will automatically be converted into one fully paid and nonassessable share of outstanding common stock of Paradigm Nevada. Each outstanding share of the Company’s Series A-1 Preferred Stock will automatically be converted into one fully paid and nonassessable share of outstanding Series A-1 Preferred Stock of Paradigm Nevada. Outstanding options and warrants to purchase or otherwise acquire shares of the Company’s common stock will be converted into options or warrants to purchase or otherwise acquire the same number of shares of common stock of Paradigm Nevada, at the same exercise price per share, upon the same terms and conditions as presently set forth in each such option or warrant.

Upon the Reincorporation, the Amended and Restated Articles of Incorporation of Paradigm Nevada will authorize 250,000,000 shares of common stock of Paradigm Nevada. The Company’s Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock. Until the number of shares of common stock authorized for issuance is increased as described above, the number of shares of common stock for which the Warrants are exercisable is limited to 2,700,888 shares. Following the increase in the number of authorized shares, the Class A Warrants will be fully exercisable for 79,602,604 shares of Paradigm Nevada’s common stock and the Class B Warrants will be fully exercisable for 69,062,248 shares of Paradigm Nevada’s common stock.

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to 179 personnel (full time, part time, and consultants) at March 31, 2010. The 2010 annual run-rate of revenue is approximately $30 million, based on revenue for the three months ended March 31, 2010. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of March 31, 2010, Paradigm had three wholly-owned subsidiaries, Paradigm Solutions Corp. (“PSC”), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of National Security programs within the Intelligence Community.

We derive substantially all of our revenue from fees for IT solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the three months ended March 31, 2010, our business was comprised of 48% fixed price and 52% time and material contracts.

For the three months ended March 31, 2010, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, all agencies within the federal government, generated approximately 78% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

For a description of these critical accounting policies except for the accounting for valuation of warrants, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Paradigm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that have a current or future potential impact on our consolidated financial statements are as follows:

Recent Accounting Pronouncements – Not Yet Adopted

 In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The FASB also issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force” to amend the scope of arrangements under ASC 985, “Software”, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on January 1, 2011. The Company is in the process of evaluating the impact the amendments to ASC 605-25 and ASC 985-605 will have on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The amendments in this update are effective, on a prospective basis, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. Both ASU 2009-13 and ASU 2009-14 must be adopted in the same period and must use the same transition disclosures. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.

Recent Accounting Pronouncements – Adopted

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events” (“ASU 2010-09”), effective immediately, which amends ASC 855-10 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements. The adoption of ASU 2010-09 did not materially impact the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the Company adopted the guidance to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as the Company does not currently hold any variable interests.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Paradigm’s condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with Paradigm’s consolidated financial statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Paradigm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	2010	2009

Revenue	$7,523	7,708	100.0%	100.0%
Cost of Revenue	5,870	6,187	78.0	80.3
Gross Margin	1,653	1,521	22.0	19.7
Selling, General & Administrative	1,608	1,830	21.4	23.7
Income (loss) from operations	45	(309)	0.6	(4.0)
Other expense	(542)	(393)	(7.2)	(5.1)
Provision (benefit) for income taxes	43	(74)	0.6	(1.0)
Net loss	$(540)	(628)	(7.2)%	(8.1)%

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total contract revenue.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	2010	2009
Federal Service Contracts	$5,538	$5,579	73.6%	72.4%
Federal Repair & Maintenance Contracts	1,985	2,129	26.4	27.6
Total Revenue	$7,523	$7,708	100.0%	100.0%

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenue. For the three months ended March 31, 2010, revenue decreased 2.4% to $7.5 million from $7.7 million for the same period in 2009. The decrease in revenue is attributable to a decrease in our federal repair and maintenance contracts business. The decrease in repair and maintenance business is attributable to a reduction in revenue on one federal contract due to a reduction in scope.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended March 31, 2010, cost of revenue decreased 5.1% to $5.9 million from $6.2 million for the same period in 2009. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 78.0% for the three months ended March 31, 2010 as compared to 80.3% for the same period in 2009. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the three months ended March 31, 2010, gross margin increased 8.6% to $1.7 million from $1.5 million for the same period in 2009. The increase in gross margin is primarily attributable to better contract management and better profitability on our existing contract mix. Gross margin as a percentage of revenue increased to 22.0% for the three months ended March 31, 2010 from 19.7% for the same period in 2009. Gross margin as a percentage of service contract revenue increased to 22.9% from 22.6% for the same period in 2009. Gross margin as a percentage of our maintenance contract revenue increased to 19.4% from 12.2% for the same period in 2009. The increase in maintenance gross margin is directly attributable to better contract management and better profitability on our existing maintenance contract.

Selling, General & Administrative. For the three months ended March 31, 2010, selling, general & administrative (“SG&A”) expenses decreased 12.2% to $1.6 million from $1.8 million for the same period in 2009. As a percentage of revenue, SG&A expenses decreased to 21.4% for the three months ended March 31, 2010 from 23.7% for the same period in 2009. The decrease in SG&A expense is attributable to management’s efforts to lower overall SG&A expenses because of lower revenue. Management will continue monitoring SG&A expenses in 2010 to balance the impact resulting from decreased revenues.

Other Expense. For the three months ended March 31, 2010, other expense increased to $542 thousand from $393 thousand for the same period in 2009. As a percentage of revenue, other expense increased to 7.2% for the three months ended March 31, 2010 from 5.1% for the same period in 2009. The increase in other expense was primarily attributable to interest expense recorded on the mandatorily redeemable preferred stock issued on February 27, 2009 via a private placement.

Income Taxes. For the three months ended March 31, 2010, the Company recorded a tax expense of $43 thousand, or an effective tax rate of 8.6%, compared to a tax benefit of $74 thousand, or an effective tax rate of 10.6%, for the same period in 2009. The change in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Loss. For the three months ended March 31, 2010, net loss decreased to $540 thousand from $628 thousand for the same period in 2009. The net loss was due to better gross margin and lower SG&A expenses which were partially offset by higher interest expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are financing our cost of operations, capital expenditures, servicing our debt and paying dividends and redemption payments on our preferred stock. Our sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under our working capital line of credit and the cash realized from the private placement in February 2009. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our working capital line of credit. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our working capital line of credit with SVB will be adequate to meet future liquidity needs for the next twelve months.

For the three months ended March 31, 2010, the Company used $893 thousand in cash and cash equivalents compared to $52 thousand for the same period in 2009.

Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2010 compared to cash used of $1.7 million for the same period in 2009. Net cash provided by operating activities increased due to the decrease in accounts receivable and accounts payable and accrued expenses.

Net loss was $540 thousand for the three months ended March 31, 2010 compared to $628 thousand for the same period in 2009. The decrease in net loss was primarily due to better gross margin and lower SG&A expenses which were partially offset by higher interest expenses as discussed above.

Accounts receivable decreased by $0.9 million for the three months ended March 31, 2010 compared to $0.2 million for the same period in 2009. The decrease in the accounts receivable balance for 2010 is attributable to strong collection efforts during the quarter.

Accounts payable and accrued expenses decreased by $0.4 million for the three months ended March 31, 2010 compared to $1.7 million for the same period in 2009. The decrease in accounts payable for the three months ended March 31, 2010 is primarily reflective of decreased cost of revenue and lower SG&A expenses.

Net cash used in investing activities was $20 thousand for the three months ended March 31, 2010 compared to $4 thousand for the same period in 2009. Cash used in investing activities in 2010 was primarily for purchases of property and equipment.

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2010 compared to cash provided by financing activities of $1.7 million for the same period in 2009. The decrease in net cash provided by financing activities is due to payments made to pay down the Company’s line of credit with SVB.

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

The annual dividend on the Series A-1 Preferred Stock accrues on a daily basis and compounds monthly, with 40% of such dividend payable in cash and 60% of such dividend payable by adding such amount to the Stated Value per share of the Series A-1 Preferred Stock. The Company is generally required to make cash dividend payments ranging from $26,000 to $29,000 a month. Based on the dividend accrued as of March 31, 2010, the Stated Value per share as of such date was $1,086.

Any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations of Series A-1 Senior Preferred Stock the (the “Certificate of Designations”)) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. As of March 31, 2010, no redemptions had been made in accordance with restrictions placed by SVB. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Class A Warrants and Class B Warrants (together, the “Warrants”) equal to or greater than the aggregate amount paid by the Purchasers for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock held by that Purchaser for no additional consideration.

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

The Preferred Stock Purchase Agreement and the Certificate of Designations also contain certain affirmative and negative covenants. The affirmative covenants include certain financial covenants, including revenue, EBDITA, working capital and net cash covenants. The Company was in compliance with these financial covenants as of March 31, 2010.

The affirmative covenants also include a requirement that the Company file proxy materials with the SEC and hold a shareholder meeting to approve certain matters, including, among other things, the reincorporation of the Company into the State of Delaware or Nevada and the approval of certain rights of the holders of the Series A-1 Preferred Stock, no later than the dates specified in the Preferred Stock Purchase Agreement and the Certificate of Designations. The Company has failed to file such proxy materials or to hold such meeting within the specified time period.

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

In connection with the private placement, the Company paid Noble International Investments, Inc. (“Noble”) $100,000 and issued Noble a warrant to purchase up to 1,602,565 shares of the Company’s common stock for an exercise price of $0.0780 per share. These warrants were valued at $21 thousand, using the Black Scholes model.

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

The Company calculated the fair value of the Warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred Stock from the date of issuance to March 31, 2010, was a decrease of approximately $0.5 million from $1.9 million as of February 27, 2009 to $1.4 million as of March 31, 2010. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three months ended March 31, 2010, the change of fair value of the Warrants was ($13) thousand.

On May 5, 2010, the Company entered into a Plan and Agreement of Merger to reincorporate the Company into the State of Nevada (the “Reincorporation”). The Reincorporation will be accomplished by merging the Company with and into the Company’s recently formed wholly owned Nevada subsidiary (the “Merger”). The Nevada subsidiary, named Paradigm Holdings, Inc., a Nevada corporation (“Paradigm Nevada”), will be the surviving corporation. The Amended and Restated Articles of Incorporation of Paradigm Nevada and the Bylaws of Paradigm Nevada will become the Company's Articles of Incorporation and Bylaws following the Merger. The consummation of the Reincorporation is contingent upon, among other things, the approval of the Company’s shareholders. The transaction will not result in any change in the Company’s current business, management, or location of the Company’s principal executive offices, assets, liabilities or net worth.

Paradigm Nevada has been incorporated for the sole purpose of merging with the Company. It has no material assets or liabilities and has not been engaged in any business prior to the merger.

Upon consummation of the Reincorporation, each outstanding share of the Company’s common stock will automatically be converted into one fully paid and nonassessable share of outstanding common stock of Paradigm Nevada. Each outstanding share of the Company’s Series A-1 Preferred Stock will automatically be converted into one fully paid and nonassessable share of outstanding Series A-1 Preferred Stock of Paradigm Nevada. Outstanding options and warrants to purchase or otherwise acquire shares of the Company’s common stock will be converted into options or warrants to purchase or otherwise acquire the same number of shares of common stock of Paradigm Nevada, at the same exercise price per share, upon the same terms and conditions as presently set forth in each such option or warrant.

Upon the Reincorporation, the Amended and Restated Articles of Incorporation of Paradigm Nevada will authorize 250,000,000 shares of common stock of Paradigm Nevada. The Company’s Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock. Until the number of shares of common stock authorized for issuance is increased as described above, the number of shares of common stock for which the Warrants are exercisable is limited to 2,700,888 shares. Following the increase in the number of authorized shares, the Class A Warrants will be fully exercisable for 79,602,604 shares of Paradigm Nevada’s common stock and the Class B Warrants will be fully exercisable for 69,062,248 shares of Paradigm Nevada’s common stock.

Loan and Security Agreement

On March 13, 2007, the Company entered into two Loan and Security Agreements with SVB, one of which provided for a revolving credit facility of up to $10 million and the other of which provided for a working capital line of credit of up to $12 million. SVB and the Company have agreed that the revolving credit facility has no further force or effect. The Company continues to use the working capital line of credit to borrow funds for working capital and general corporate purposes. References to the Loan and Security Agreement in this description refer to the working capital line of credit agreement. The Loan and Security Agreement is secured by a first priority perfected security interest in any and all properties, rights and assets of the Company, wherever located, whether now owned or thereafter acquired or arising and all proceeds and products thereof as described in the Loan and Security Agreement. Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. The Loan and Security Agreement, requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to May 12, 2009 and modify the funds available under the working capital line of credit facility to not exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant were consistent with the previous agreement for the remainder of the extension period. On May 4, 2009, the Company and SVB entered into a Third Loan Modification Agreement. This Third Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 12, 2009.

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

The Company was not in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended March 31, 2010. SVB has waived such noncompliance. As of March 31, 2010, the Company had $2.3 million outstanding, and $1.0 million additional availability, under its working capital line of credit with SVB.

As of March 31, 2010, 36% of the total assets were in the form of accounts receivable, thus, the Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of March 31, 2010, the Company had unbilled receivables of $2.8 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended March 31, 2010. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has filed its answer and a counter-claim for breach of contract and fraud for undisclosed IRS liabilities, accounts receivable, disclosure of proprietary information, conversion of IRS checks and corporate credit cards, and unjust enrichment relating to certain payments made by the Company on behalf of the plaintiffs, in amounts to be determined at trial. Plaintiffs answer to the Company’s counterclaim was filed in early October 2009. The case is scheduled for trial in December 2010 with a deadline of October 31, 2010 set for completion of discovery. The Company intends to vigorously defend the allegations in the complaint and pursue its counter-claims; however, it is difficult to predict the final outcome of the respective claims of the parties.

ITEM 1A: RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5: OTHER INFORMATION

On May 6, 2010, Paradigm, PSC, CTS, Trinity (collectively, the “Borrower”) and Silicon Valley Bank entered into a Waiver Agreement pursuant to which Silicon Valley Bank waived the Borrower’s noncompliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement for the three month period ended March 31, 2010.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Waiver Agreement dated May 6, 2010 among Silicon Valley Bank, Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC and Trinity Information Management Services.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC. (Registrant)

Date: May 11, 2010	By: /s/ Peter B. LaMontagne
Peter B. LaMontagne
President and Chief Executive Officer

Date: May 11, 2010	By: /s/ Richard Sawchak
Richard Sawchak
Senior Vice President and Chief Financial Officer