Form 10-Q
period 2010-06-30
Paradigm Holdings, Inc
filed 2010-08-11
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

Shares of common stock outstanding on August 9, 2010 were 47,296,598.

CERTIFICATIONS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$11,052		$895,711
Accounts receivable - contracts, net	5,859,952		5,519,150
Restricted cash	4,000,000		--
Prepaid expenses	888,482		873,934
Deferred income tax assets	77,453		24,114
Other current assets	627,282		473,670
Total current assets	11,464,221		7,786,579
Property and equipment, net	99,882		127,093
Goodwill	3,991,605		3,991,605
Intangible assets, net	723,682		897,318
Deferred financing costs, net	647,150		848,294
Deferred income tax assets, net of current portion	640,425		512,820
Other non-current assets	406,777		582,394
Total Assets	$17,973,742		$14,746,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable — line of credit	$3,614,184	$	$$3,643,653
Notes payable — promissory note, net of issuance discount	3,732,208		--
Accounts payable and accrued expenses	1,703,566		2,333,085
Accrued salaries and related liabilities	1,638,474		1,527,561
Corporate income tax payable	253,265		98,686
Mandatorily redeemable preferred stock, current portion	650,000		500,000
Other current liabilities	293,294		178,333
Total current liabilities	11,884,991		8,281,318
Long-term liabilities
Other non-current liabilities	98,558		126,348
Mandatorily redeemable preferred stock - $.01 par value, 10,000,000 shares authorized, 6,206 shares issued and outstanding as of June 30, 2010 and December 31, 2009	4,966,592		4,587,135
Put warrants	2,805,629		1,447,075
Total liabilities	19,755,770		14,441,876
Commitments and contingencies
Common stock - $.01 par value, 50,000,000 shares authorized, 44,671,598 shares and 41,243,027 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	446,718		412,431
Additional paid-in capital	3,850,199		3,434,891
Accumulated deficit	(6,078,945)		(3,543,095)
Total stockholders’ (deficit) equity	(1,782,028)		304,227
Total liabilities and stockholders’ (deficit) equity	$17,973,742		$14,746,103

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Contract Revenue
Service contracts	$5,852,058	$5,450,660	$11,324,918	$10,714,003
Repair and maintenance contracts	1,665,583	3,220,812	3,715,427	5,665,093
Total contract revenue	7,517,641	8,671,472	15,040,345	16,379,096
Cost of revenue
Service contracts	4,557,611	4,255,209	8,770,977	8,304,049
Repair and maintenance contracts	1,199,338	2,555,332	2,856,149	4,693,062
Total cost of revenue	5,756,949	6,810,541	11,627,126	12,997,111
Gross margin	1,760,692	1,860,931	3,413,219	3,381,985
Selling, general and administrative	1,601,960	2,024,136	3,209,883	3,854,453
Income (loss) from operations	158,732	(163,205)	203,336	(472,468)
Other income (expense)
Interest income	961	2	969	6
Change in fair value of put warrants	(1,371,746)	(957,934)	(1,358,554)	(1,000,825)
Interest expense – mandatorily redeemable preferred stock	(453,474)	(398,699)	(899,517)	(531,975)
Interest expense	(171,286)	(100,231)	(280,450)	(316,778)
Total other expense	(1,995,545)	(1,456,862)	(2,537,552)	(1,849,572)
Loss from operations before income taxes	(1,836,813)	(1,620,067)	(2,334,216)	(2,322,040)
Provision (benefit) for income taxes	158,759	(149,398)	201,634	(223,692)
Net loss	(1,995,572)	(1,470,669)	(2,535,850)	(2,098,348)
Dividends on preferred stock	--	--	--	78,870
Net loss attributable to common shareholders	$(1,995,572)	$(1,470,669)	$(2,535,850)	$(2,177,218)

Weighted average number of common shares:
Basic	42,385,884	41,243,027	41,814,456	33,828,069
Diluted	42,385,884	41,243,027	41,814,456	33,828,069

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.06)	$(0.06)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,535,850)	$(2,098,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	164,488	395,607
Depreciation and amortization	212,273	219,362
Amortization of deferred financing costs	201,144	128,430
Amortization of debt discount	303,147	135,940
Accretion of preferred stock	253,374	160,563
Change in fair value of put warrants	1,358,554	1,000,825
Loss on disposal of property and equipment	--	22,840
Deferred income taxes	(180,944)	(133,033)
(Increase) Decrease in
Accounts receivable - contracts, net	(340,802)	428,356
Restricted cash	(4,000,000)	--
Prepaid expenses	(14,548)	138,592
Other current assets	42,660	169,778
Other non-current assets	175,617	16,222
(Decrease) Increase in
Accounts payable and accrued expenses	(619,414)	(1,496,268)
Accrued salaries and related liabilities	110,913	(8,844)
Other current liabilities	269,540	(95,121)
Other non-current liabilities	(27,790)	(39,664)
Net cash used in operating activities	(4,627,638)	(1,054,763)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(21,531)	(3,999)
Net cash used in investing activities	(21,531)	(3,999)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	--	950,664
Payments on capital leases	--	(1,578)
Proceeds from (payments) on notes payable	4,000,000	(2,000,000)
Proceeds from mandatorily redeemable preferred stock	--	6,206,000
Debt issuance costs	(206,021)	(1,095,769)
Dividends paid on Series A Preferred Stock	--	(75,000)
Repurchase of Series A Preferred Stock	--	(107,000)
Proceeds from line of credit	20,571,197	22,886,753
Payments on line of credit	(20,600,666)	(25,757,565)
Net cash provided by financing activities	3,764,510	1,006,505
Net decrease in cash and cash equivalents	(884,659)	(52,257)
Cash and equivalents, beginning of period	895,711	52,257
Cash and cash equivalents, end of period	$11,052	$--

For the six months ended June 30,	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
Cash paid for income taxes	$228,000	$448
Cash paid for interest	$413,097	$432,523
Non-cash financing activities:
Issuance of 3,428,571 shares of common stock in lieu of cash payment on financing fee incurred on issuance of promissory note	$285,107	$--
Debt issuance costs incurred but not paid	$70,431	$--
Conversion of Series A preferred stock to common stock	$--	$1,191,771
Preferred stock issuance costs incurred but not paid	$--	$17,868

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Paradigm Holdings, Inc., a Wyoming corporation (the “Company”), is the parent of the wholly owned subsidiaries, Paradigm Solutions Corp., Trinity IMS, Inc. (“Trinity”), Caldwell Technology Solutions, LLC (“CTS”) and Paradigm Holdings, Inc., a Nevada corporation (“Paradigm Nevada”). Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) for additional information on our corporate structure. The Company owns 49% of a joint venture.  To date, the activities of this joint venture have had an immaterial impact on the Company’s condensed consolidated financial statements.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are omitted in this interim report. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Annual Report on Form 10-K for the Company for the year ended December 31, 2009.

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

Liquidity

As of June 30, 2010, the Company had an accumulated deficit of approximately $6.1 million and working capital deficit of $0.4 million. Additionally, the Company is highly dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) will be adequate to meet future liquidity needs for the next twelve months. As of June 30, 2010, the Company had $0.9 million available under the SVB Line.

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

Restricted Cash

Restricted cash, which restrictions are expected to be released within one year, consists principally of cash held in money market accounts securing an outstanding letter of credit issued by SVB to secure the Performance Bond (defined below) issued in favor of a federal agency. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for a further discussion.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, “Intangibles-Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. ASC 350-30 also requires that identifiable intangible assets with estimable useful lives be amortized over their estimated useful lives, and reviewed for impairment in accordance with ASC 360-10, “Property, Plant, and Equipment.”

The Company conducts a review for impairment of goodwill and indefinite lived intangible assets annually in the fourth quarter. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination. At June 30, 2010, there were no such factors indicating that the Company’s goodwill and intangible assets were impaired.

Share-based Compensation

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation,” to account for share-based compensation. Option awards are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock is valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $81 thousand and $234 thousand for the three months ended June 30, 2010 and 2009, respectively, including the expense recognized for the restricted common stock issued on October 21, 2008 and May 3, 2007. Total share-based compensation expense was $164 thousand and $396 thousand for the six months ended June 30, 2010 and 2009, respectively. The Company did not grant any share-based awards for the three and six months ended June 30, 2010.

Valuation of Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of ASC 815-40. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability at June 30, 2010. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 76% and 73% of total revenue was generated from three major customers during the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, 77% and 72% of total revenue was generated from these major customers, respectively. The Company’s accounts receivable related to these major customers was 69% and 68% of total accounts receivable at June 30, 2010 and at December 31, 2009, respectively. The Company defines major customer by agencies within the federal government.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements, as the Company had no transfers in between categories.

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

Reclassification

Certain reclassifications have been made to the Condensed Consolidated Financial Statements for all prior periods presented to conform to the presentation in current periods.

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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

		Fair Value Measurement at June 30, 2010 Using:
	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Put warrants	$2,805,629	$--	$2,805,629	$--

The Company values the put warrants using the Black-Scholes model with the following assumptions:

Exercise price	$0.078 & $0.0858
Underlying common stock price	$0.09
Volatility	121.7%
Contractual term	5.66 years
Risk free interest rate	1.79%
Common stock dividend rate	0%
Dilution factor	23.9%

In accordance with ASC 815, the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company as long as the warrants remain classified as a liability.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, note payable - line of credit, note payable – promissory note, and mandatorily redeemable preferred stock. The fair values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, note payable - line of credit and note payable – promissory note approximated the carrying values based on market interest rates and the time to maturity. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. At June 30, 2010, the estimated fair values and carrying amounts of the mandatorily redeemable preferred stock was $5.6 million.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service. The components of accounts receivable are as follows:

	June 30, 2010	December 31, 2009

Billed receivables	$3,230,223	$3,224,008
Unbilled receivables	2,629,729	2,295,142

Total accounts receivable – contracts, net	$5,859,952	$5,519,150

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at June 30, 2010 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 as an allowance for doubtful accounts related to certain customers at June 30, 2010 and December 31, 2009.

4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2010	December 31, 2009

Prepaid insurance, rent and software maintenance agreements	$154,097	$119,058
Contract-related prepaid expenses	446,275	379,078
Other prepaid expenses	288,110	375,798

Total prepaid expenses	$888,482	$873,934

5. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	June 30, 2010	December 31, 2009

Furniture and fixtures	$92,411	$92,411
Equipment	244,335	746,917
Software	310,436	563,082
Leasehold improvement	50,985	39,150
Total property and equipment	698,167	1,441,560
Accumulated depreciation	(598,285)	(1,314,467)

Property and equipment, net	$99,882	$127,093

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 was $20,899 and $38,637, respectively, and depreciation and amortization expense for the three and six months ended June 30, 2009 was $20,165 and $45,726, respectively.

6. DEFERRED FINANCING COSTS

Deferred financing costs are as follows:

	June 30, 2010	December 31, 2009

Financing costs	$1,175,078	$1,175,078
Accumulated amortization	(527,928)	(326,784)

Net carrying amount	$647,150	$848,294

Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest rate method. Amortization expense included in interest expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 was $101,321 and $201,144, respectively, and amortization expense for the three and six months ended June 30, 2009 was $97,539 and $128,430, respectively.

For the remaining six months ending December 31, 2010	$203,826
For the years ending December 31,
2011	399,870
2012	43,454

7. INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30, 2010	December 31, 2009

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(1,086,318)	(912,682)

Net carrying amount	$723,682	$897,318

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 was $86,818 and $173,636, respectively, and amortization expense for the three and six months ended June 30, 2009 was $86,818 and $173,636, respectively. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining six months ending December 31, 2010	$173,637
For the years ending December 31,
2011	347,273
2012	202,772

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	June 30, 2010	December 31, 2009

Accounts payable	$1,425,252	$1,995,925
Accrued expenses	278,314	337,160

Total accounts payable and accrued expenses	$1,703,566	$2,333,085

9. DEBTS

At June 30, 2010 and December 31, 2009, outstanding debts consisted of the following:

	June 30, 2010	December 31, 2009

Current debts:
Notes payable – line of credit	$3,614,184	$3,643,653
Notes payable – promissory note	3,732,208	--
Mandatorily redeemable preferred stock, current portion	650,000	500,000
Total current debt	$7,996,392	$4,143,653

Long-term debts:
Mandatorily redeemable preferred stock	$6,206,000	$6,206,000
Add: Accretion preferred stock	661,920	408,546
Stated value	6,867,920	6,614,546
Less: unamortized discount	(1,251,328)	(1,527,411)
Carrying amount	5,616,592	5,087,135
Less: current portion	(650,000)	(500,000)
Mandatorily redeemable preferred stock, net of current portion	$4,966,592	$4,587,135
Put warrants	$2,805,629	$1,447,075
Total long-term debt, net of current portion	$7,772,221	$6,034,210

Notes Payable – Line of Credit

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

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. The Loan and Security Agreement requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to May 12, 2009 and modify the funds available under the working capital line of credit facility to not exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant were consistent with the previous agreement for the remainder of the extension period. On May 4, 2009, the Company and SVB entered into a Third Loan Modification Agreement. This Third Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 12, 2009. On July 2, 2009, the Company and SVB entered into a Fourth Loan Modification Agreement. This Fourth Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 11, 2010.

On June 11, 2010, the Company and SVB entered into a Fifth Loan Modification Agreement. This Fifth Loan Modification Agreement, among other things, (i) reduces the early termination fee payable by the Company from $100,000 to $45,000, (ii) modifies the finance charge and collateral handling fee payable by the Company, (iii) revises the Company’s financial covenants, (iv) waives the Company’s failure to comply with certain financial covenants for the three month periods ended February 28, 2010, March 31, 2010, April 30, 2010 and May 31, 2010, (v) revises the circumstances pursuant to which the Company may redeem shares of Series A-1 Senior Preferred Stock without the prior written consent of SVB, (vi) adds certain new definitions and amends the definitions of “Prime Rate”, “Eligible Accounts” and “Applicable Rate” and (vii) extends the maturity date to May 15, 2011. The Company was in compliance with the EBITDA covenant set forth in Loan and Security Agreement as of the three month period ended June 30, 2010. As of June 30, 2010, the Company had $3.6 million outstanding, and $0.9 million additional availability, under its working capital line of credit with SVB.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of June 30, 2010, no events of default had occurred.

Notes Payable – Promissory Note

On May 26, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hale Capital Partners, LP (“Hale Capital”) and EREF PARA, LLC (“EREF” and together with Hale Capital, the “Purchasers”) and consummated the issuance and sale of Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Notes”) to the Purchasers, for an aggregate purchase price of $4,000,000. In addition, the Company issued 3,428,571 shares (the “Fee Shares”) of the Company’s common stock, to the Purchasers, at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement. The Company used the net proceeds from the sale of the Notes as security for the issuance of a letter of credit to secure the Performance Bond. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for a further discussion of the Performance Bond.

The Notes accrue interest at a rate of 6.00% per annum. The Notes mature on May 26, 2011 (the “Maturity Date”). The Purchasers may require the Company to redeem all or any portion of the Notes prior to the Maturity Date in connection with an “Event of Default,” “Change of Control” or “Sale” (each as defined in the Notes). From and after the incurrence of an “Event of Default” the interest rate under the Notes automatically increases to 18.00%. The Notes also contain, among other things, certain affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and restricted payments. If the Company fails to redeem the Notes to the extent required pursuant to the terms of the Notes, then each holder of the Notes may elect to convert such holder’s Notes into common stock at a conversion price of $0.086.

The Notes were initially valued using the discounted cash flow method based on the weighted average cost of capital of 14%, and subsequently accreted to the face amount using the effective interest method. The common stock was valued based on the Company’s closing stock market price on the date of the issuance. The initial proceeds allocated to the Notes and the common stock were $3.7 million and $0.3 million, respectively. The Company also incurred $0.2 million of costs in relation to this transaction, which were recorded as deferred financing costs under the caption of other current assets on the balance sheet to be amortized over the term of the Notes.

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

Redemption

The Certificate of Designations of the Series A-1 Preferred Stock provides that any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. As of June 30, 2010, no redemptions with respect to any Excess Cash Flow had been made in accordance with restrictions placed by SVB with respect to such redemptions and/or the Company’s lack of Excess Cash Flow. In July 2010, the Company redeemed 45 shares of Series A-1 Preferred Stock, which was the Company’s first redemption of Series A-1 Preferred Stock.  If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock (other than certain excluded shares of Series A-1 Preferred Stock) held by that Purchaser for no additional consideration.

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

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. Interest expense related to the mandatorily redeemable preferred stock included in other expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 was $453 thousand and $900 thousand, respectively, and interest expense related to the mandatorily redeemable preferred stock for the three and six months ended June 30, 2009 was $399 thousand and $532 thousand, respectively. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the purchase price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to ASC 815-40 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The warrants should be measured at fair value, with changes in fair value reported in earnings as long as the warrants remain classified as a liability. The initial proceeds allocated to preferred shares and warrants were $4,299,274 and $1,906,726, respectively. In connection with the Series A-1 Preferred Stock issuance on February 27, 2009, the Company also issued warrants to the placement agent to purchase 1,602,565 common shares of the Company at $0.078 per share. Warrants issued were valued at $21 thousand, using the Black Scholes model on February 27, 2009.

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the warrants, the effective interest rate is 27%. The Company also incurred $1,175,078 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred stock from the date of issuance to June 30, 2010, was an increase of approximately $0.9 million from $1.9 million as of February 27, 2009 to $2.8 million as of June 30, 2010. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three and six months ended June 30, 2010, the change of fair value of the Warrants was $1.4 million.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2006, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2010.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of June 30, 2010, the Company had recorded immaterial interest and penalties associated with the filing of previous tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

11. NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. Common shares issued during the period and common shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per common share has been computed in a manner consistent with that of basic net loss per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net loss per common share for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Basic net loss per common share:
Net loss	$(1,995,572)	$(1,470,669)	$(2,535,850)	$(2,098,348)
Dividends on preferred stock	--	--	--	78,870
Net loss attributable to common stockholders	$(1,995,572)	$(1,470,669)	$(2,535,850)	$(2,177,218)

Weighted average common shares outstanding - basic	42,385,884	41,243,027	41,814,456	33,828,069
Treasury effect of stock options	--	--	--	--

Total weighted average common shares outstanding – diluted	42,385,884	41,243,027	41,814,456	33,828,069

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.06)	$(0.06)

Common stock equivalents of 154,638,817 and 154,648,808 were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2010, respectively, and common stock equivalents of 154,685,247 and 104,752,559 were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2009, respectively, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

12. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan. At June 30, 2010, 4,416,820 shares of common stock were reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,000,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of June 30, 2010, 2,925,000 shares of restricted common stock and options to purchase 477,000 shares of common stock have been issued under the Plan and options to purchase 2,622,000 shares of common stock have been granted outside of the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
				(in years)
Outstanding at January 1, 2010	1,542,000	$0.29	$--	6.6
Granted	--	--
Exercised	--	--
Canceled	(65,000)	0.28

Outstanding at June 30, 2010	1,477,000	$0.29	$--	6.1

Exercisable at January 1, 2010	1,389,667	$0.30	$--	6.5
Exercisable at June 30, 2010	1,349,667	$0.30	$--	6.0

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.09 at June 30, 2010 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 was $12 thousand and $28 thousand and share-based compensation for the three and six months ended June 30, 2009 was $54 thousand and $137 thousand, respectively.

The Company did not grant any stock options for the three and six months ended June 30, 2010 and 2009. As of June 30, 2010, the Company had $12 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 0.9 years.

Restricted Common Stock

On May 3, 2007, the Board of Directors of the Company granted restricted shares of common stock to certain individuals. The restricted shares will vest on January 2, 2012 and have no interim vesting periods. On October 21, 2008, the Board of Directors of the Company granted restricted shares of common stock to certain individuals. The restricted shares will vest on January 2, 2013 and have no interim vesting periods. The restricted shares were issued from the Plan with the intent of providing a longer-term employment retention mechanism to key management and board members.

The following table summarizes the Company's restricted common stock activity.

	Number of Restricted Common Stock	Aggregate Fair Value	Weighted Average Vesting Periods
			(in years)	(in years)
Outstanding at January 1, 2010	2,625,000	$1,245,000	4.4	2.3
Granted	--

Outstanding at June 30, 2010	2,625,000	$1,245,000	4.4	1.9

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three and six months ended June 30, 2010 was $68 thousand and $137 thousand, respectively, and the compensation expense recognized for the three and six months ended June 30, 2009 was $181 thousand and $259 thousand, respectively.

As of June 30, 2010, the unrecognized compensation costs related to the remaining nonvested shares of restricted stock was $0.5 million, which will be recognized over a weighted average period of 1.9 years.

Shares Reserved for Future Issuance

At June 30, 2010, future issuances of the Company’s common stock are as follows:

Exercise of Class A and B warrants (1)	148,664,852
Exercise of common stock purchased warrants	1,602,565
Exercise of common stock purchased warrants	232,733
Exercise of stock options	1,477,000
151,977,150

(1) On February 27, 2009, the Company entered into a Preferred Stock Purchase Agreement. In accordance with the Preferred Stock Purchase Agreement, the Company intends to seek shareholder approval of a Plan and Agreement of Merger to reincorporate the Company into the State of Nevada (the “Reincorporation”). It is contemplated that Paradigm Nevada will have 250 million authorized shares of common stock. The Company’s Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock. Until the number of shares of common stock authorized for issuance is increased, the Company will not have enough shares of common stock available to permit the full exercise of the warrants. Following the increase in the number of authorized shares in connection with the Reincorporation, the Warrants will be fully exercisable.

Since the Company does not have sufficient authorized shares to settle the above potential commitments, per guidance in ASC 815 “Derivatives and Hedging”, the Company is required to reassess the classification of each contract at each balance sheet date. To determine which contracts shall be reclassified, the Company used the method of reclassification of contracts with the latest inception or maturity date first. The Company’s contracts with the latest inception date are Class A and B warrants and warrants issued to the placement agent, which had been treated as liabilities, therefore, no reclassification was required at June 30, 2010.

13. STOCKHOLDERS EQUITY

On May 26, 2010, the Company issued 3,428,571 shares of the Company’s common stock to the Purchasers, at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement.

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

As of June 30, 2010, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at June 30, 2010 approximately, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$150,313,553
Completed to date	124,468,563

Authorized backlog	$25,844,990

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $61,900,000.

As of June 30, 2010, two of the Company's existing contracts are subject to renegotiation during the remainder of 2010.

15. COMMITMENT AND CONTINGENCY

Bond Commitment

The Company was required by a certain governmental agency to post performance and payment bonds for one of its contracts which was won in the 2nd quarter of 2010. The bonds were obtained through the surety company Zurich NA and guarantee to the customer that the Company will perform under the terms of the contract and to pay vendors. If the Company fails to perform under the contract or to pay vendors, the customer may require that the insurer make payments or provide services under the bonds. The bonds were further secured by an irrevocable letter of credit of $4.0 million. At June 30, 2010, the Company had $11.0 million in performance and payment bonds outstanding.

Letter of Credit

On May 26, 2010, the Company caused SVB to issue an irrevocable standby letter of credit in the aggregate amount of $4.0 million to secure the Performance and Payment Bonds. The letter of credit is valid until May 31, 2011. The Company used the net proceeds from the sale of the Notes as security for the letter of credit.

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to 191 personnel (full time, part time, and consultants) at June 30, 2010. The 2010 annual run-rate of revenue is approximately $30.1 million, based on revenue for the six months ended June 30, 2010. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of June 30, 2010, Paradigm had four wholly-owned subsidiaries, Paradigm Solutions Corp. (“PSC”), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace, Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of national security programs within the intelligence community and Paradigm Holdings, Inc., a Nevada corporation, which was incorporated in 2010 for purposes of reincorporating the Company from the state of Wyoming to the state of Nevada. The Company owns 49% of a joint venture.  To date, the activities of this joint venture have had an immaterial impact on the Company’s condensed consolidated financial statements.

We derive substantially all of our revenue from fees for IT solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the quarter ended June 30, 2010, our business was comprised of 43% fixed price and 57% time and material contracts.

For the quarter ended June 30, 2010, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, all agencies within the federal government, generated approximately 76% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	$7,518	$8,671	100.0%	100.0%	$15,040	$16,379	100.0%	100.0%

Cost of revenue	5,757	6,810	76.6	78.5	11,627	12,997	77.3	79.4

Gross margin	1,761	1,861	23.4	21.5	3,413	3,382	22.7	20.6

Selling, general & administrative	1,602	2,024	21.3	23.4	3,210	3,854	21.3	23.5

Income (loss) from operations	159	(163)	2.1	(1.9)	203	(472)	1.4	(2.9)

Other expense	(1,996)	(1,457)	(26.5)	(16.8)	(2,537)	(1,850)	(16.9)	(11.3)

Provision (benefit) for income taxes	159	(149)	2.1	(1.7)	202	(224)	1.4	(1.4)

Net loss	$(1,996)	$(1,471)	(26.5%)	(17.0%)	$(2,5364)	$(2,098)	(16.9%)	(12.8%)

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Federal service contracts	$5,852	$5,450	77.8%	62.9%	$11,325	$10,714	75.3%	65.4%

Federal repair & maintenance contracts	1,666	3,221	22.2	37.1	3,715	5,665	24.7	34.6

Total revenue	$7,518	$8,671	100.0%	100.0%	$15,040	$16,379	100.0%	100.0%

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Revenue. For the three months ended June 30, 2010, revenue decreased 13.3% to $7.5 million from $8.7 million for the same period in 2009. The decrease in revenue is attributable to a decrease in our federal repair and maintenance contract revenue of $1.6 million, which is partially offset by an increase in our federal service contract revenue of $0.4 million. The decrease in repair and maintenance revenue is attributable to a reduction in revenue on one federal contract due to a reduction in scope, and the increase in service contract revenue is mainly attributable to the expansion of existing service contracts and recent contract wins in the cyber security area.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended June 30, 2010, cost of revenue decreased by 15.5% to $5.8 million from $6.8 million for the same period in 2009. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 76.6% for the three months ended June 30, 2010 as compared to 78.5% for the same period in 2009. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the three months ended June 30, 2010, gross margin decreased 5.4% to $1.8 million from $1.9 million for the same period in 2009. Gross margin as a percentage of revenue increased to 23.4% for the three months ended June 30, 2010 from 21.5% for the same period in 2009. The increase in gross margin is primarily attributable to better contract management and better profitability on our existing contract mix. Gross margin as it relates to our service contracts increased 8.3% to $1.3 million from $1.2 million for the same period in 2009. Gross margin, as it relates to our maintenance contracts, decreased 29.9% to $0.5 million from $0.7 million for the same period in 2009. The decrease in maintenance gross margin is attributable to decrease in revenue.

Selling, General & Administrative Expenses. For the three months ended June 30, 2010, selling, general and administrative (“SG&A”) expenses decreased by $0.4 million compared to the same period in 2009. As a percentage of revenue, SG&A expenses decreased to 21.3% for the three months ended June 30, 2010 from 23.3% for the same period in 2009. The decrease in SG&A expenses is directly attributable to the Company’s cost reduction efforts during the second half of 2009.

Other Expense. For the three months ended June 30, 2010, other expense increased to $2.0 million from $1.5 million for the same period in 2009. As a percentage of revenue, other expense increased to 26.5% for the three months ended June 30, 2010 from 16.8% for the same period in 2009. The increase in other expense was primarily attributable to interest expense recorded on the mandatorily redeemable preferred stock discussed below and the changes in fair value of the put warrants.

Income Taxes. For the three months ended June 30, 2010, the Company recorded a tax expense of $159 thousand, or an annual effective tax rate of 8.56%, compared to a tax benefit of $149 thousand, or an annual effective tax rate of 12.33%, for the same period in 2009. The change in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Loss. For the three months ended June 30, 2010, net loss increased to $2.0 million from $1.5 million for the same period in 2009. The increase in net loss was mainly due to higher interest expenses, the change in fair value of put warrants and provision for income taxes as discussed above, which were partially offset by higher operating profit.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenue. For the six months ended June 30, 2010, revenue decreased 8.2% to $15.0 million from $16.4 million for the same period in 2009. The decrease in revenue is attributable to a decrease in our federal repair and maintenance contract revenue of $1.9 million which is partially offset by an increase in our federal service contract revenue of $0.6 million. The decrease in repair and maintenance revenue is attributable to a reduction in revenue on one federal contract due to a reduction in scope, and the increase in service contract revenue is mainly attributable to the expansion of existing service contracts and recent contract wins in the cyber security area.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the six months ended June 30, 2010, cost of revenue decreased 10.5% to $11.6 million from $13.0 million for the same period in 2009. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 77.3% for the six months ended June 30, 2010 as compared to 79.4% for the same period in 2009. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the six months ended June 30, 2010, gross margin remained unchanged from the same period in 2009. Gross margin as a percentage of revenue increased to 22.7% for the six months ended June 30, 2010 from 20.6% for the same period in 2009. The increase in gross margin is primarily attributable to better contract management and better profitability on our existing contract mix. Gross margin as it relates to our service contracts increased 6.0% to $2.6 million from $2.4 million for the same period in 2009. Gross margin, as it relates to our maintenance contracts, decreased 11.6% to $0.8 million from $1.0 million for the same period in 2009. The decrease in maintenance gross margin is directly attributable to decrease in revenue.

Selling, General & Administrative Expenses. For the six months ended June 30, 2010, SG&A expenses decreased 16.7% to $3.2 million from $3.9 million for the same period in 2009. As a percentage of revenue, SG&A expenses decreased to 21.3% for the six months ended June 30, 2010 from 23.5% for the same period in 2009. The decrease in SG&A expenses is directly attributable to the Company’s cost reduction efforts during the second half of 2009.

Other Expense. For the six months ended June 30, 2010, other expense increased to $2.5 million from $1.9 million for the same period in 2009. As a percentage of revenue, other expense increased to 16.9% for the six months ended June 30, 2010 from 11.3% for the same period in 2009. The increase in other expense was primarily attributable to interest expense recorded on the mandatorily redeemable preferred stock discussed below and changes in fair value of the put warrants.

Income Taxes. For the six months ended June 30, 2010, the Company recorded a tax expense of $202 thousand, or an annual effective tax rate of 8.56%, compared to a tax benefit of $224 thousand, or an annual effective tax rate of 12.33%, for the same period in 2009. The change in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Loss. For the six months ended June 30, 2010, net loss increased to $2.5 million from $2.1 million for the same period in 2009. The increase in net loss was mainly due to higher interest expenses, the change in fair value of put warrants and provision for income taxes as discussed above, which were partially offset by higher operating profit.

Liquidity and Capital Resources

Our primary liquidity needs are financing our cost of operations, capital expenditures, servicing our debt and paying dividends and redemption payments on our preferred stock. Our sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under our working capital line of credit. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our working capital line of credit. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our working capital line of credit with SVB will be adequate to meet future liquidity needs for the next twelve months.

For the six months ended June 30, 2010, the Company used $885 thousand in cash and cash equivalents compared to $52 thousand for the same period in 2009.

Net cash used in operating activities was $4.6 million for the six months ended June 30, 2010 compared to $1.1 million for the same period in 2009. Net cash used in operating activities increased due to increase in accounts receivable and restricted cash and a decrease in accounts payable and accrued expenses. As of June 30, 2010, the Company had $11 thousand of cash on hand and had a working capital deficit of $0.4 million.

Net loss was $2.5 million for the six months ended June 30, 2010 compared to $2.1 million for the same period in 2009. The increased net loss was primarily due to higher interest expenses and , the change in fair value of put warrants and provision for income taxes as discussed above, which were partially offset by higher operating profit.

Accounts receivable increased by $0.3 million for the six months ended June 30, 2010 compared to a decrease of $0.4 million for the same period in 2009. The increase in the accounts receivable balance for 2010 is attributable to delay in certain collections. The decrease in the accounts receivable balance for 2009 was attributable to lower revenue and more focused billings and collection efforts.

Restricted cash increased by $4.0 million for the six months ended June 30, 2010 compared to a balance of zero for the same period in 2009. Restricted cash consists principally of cash held in money market accounts securing an outstanding letter of credit issued by SVB to secure a performance bond issued in favor of a federal agency.

Accounts payable and accrued expenses decreased by $0.6 million for the six months ended June 30, 2010 compared to $1.5 million for the same period in 2009. The decrease during the six months ended June 30, 2010 is primarily reflective of decreased cost of revenue. The decrease during the six months ended June 30, 2009 was primarily reflective of decreased cost of revenue and the payment of certain payables with a portion of the proceeds from the private placement on February 27, 2009.

Net cash used in investing activities was $22 thousand for the six months ended June 30, 2010 compared to $4 thousand for the same period in 2009. Cash used in investing activities in 2010 and 2009 was for purchases of property and equipment.

Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2010 compared to $1.0 million for the same period in 2009. The increase in net cash provided by financing activities is due to proceeds from the promissory note issued on May 27, 2010. Cash provided by financing activities in 2009 was due to proceeds from the private placement completed on February 27, 2009 which were partially offset by payments made to pay down the Company’s line of credit with SVB and to pay off the promissory note issued in connection with the Company’s acquisition of Trinity.

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

The annual dividend on the Series A-1 Preferred Stock accrues on a daily basis and compounds monthly, with 40% of such dividend payable in cash and 60% of such dividend payable by adding such amount to the Stated Value per share of the Series A-1 Preferred Stock. The Company is generally required to make cash dividend payments ranging from $26,000 to $29,000 a month. Based on the dividend accrued as of June 30, 2010, the Stated Value per share as of such date was $1,106.

Any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations of Series A-1 Senior Preferred Stock the (the “Certificate of Designations”)) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. As of June 30, 2010, no redemptions with respect to any Excess Cash Flow had been made in accordance with restrictions placed by SVB with respect to such redemptions and/or the Company’s lack of Excess Cash Flow. In July 2010, the Company redeemed 45 shares of Series A-1 Preferred Stock, which was the Company’s first redemption of Series A-1 Preferred Stock.  If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock (other than certain excluded shares of Series A-1 Preferred Stock) held by that Purchaser for no additional consideration.

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

The Preferred Stock Purchase Agreement and the Certificate of Designations also contain certain affirmative and negative covenants. The affirmative covenants include certain financial covenants, including revenue, EBDITA, working capital and net cash covenants. The Company was in compliance with these financial covenants as of June 30, 2010.

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

In connection with the private placement, the Company paid Noble International Investments, Inc. (“Noble”) $100,000 and issued Noble a warrant to purchase up to 1,602,565 shares of the Company’s common stock for an exercise price of $0.0780 per share. These warrants were valued at $21 thousand, using the Black Scholes model on February 27, 2009.

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

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the Warrants, the effective interest rate is 27%. The Company also incurred approximately $1,175,000 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the Warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred Stock from the date of issuance to June 30, 2010, was an increase of approximately $0.9 million from $1.9 million as of February 27, 2009 to $2.8 million as of June 30, 2010. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three and six months ended June 30, 2010, the change of fair value of the Warrants was $1.4 million.

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

Upon the Reincorporation, the Amended and Restated Articles of Incorporation of Paradigm Nevada will authorize 250,000,000 shares of common stock of Paradigm Nevada. The Company’s Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock. Until the number of shares of common stock authorized for issuance is increased as described above, the Company will not have enough shares of common stock available to permit the full exercise of the warrants. Following the increase in the number of authorized shares, the Class A Warrants will be fully exercisable for 79,602,604 shares of Paradigm Nevada’s common stock and the Class B Warrants will be fully exercisable for 69,062,248 shares of Paradigm Nevada’s common stock.

On May 26, 2010, the Purchasers and the Company, entered into the Consent and Amendment (the “Consent and Amendment”) to the Preferred Stock Purchase Agreement, dated February 27, 2009, by and among the Company and the Purchasers (the “Preferred Stock Agreement”), to, among other things: (i) grant registration rights to the Purchasers with respect to the Fee Shares (which are defined below); (ii) restrict the exercisability of the Warrants held by the Purchasers until the earlier to occur of (x) August 31, 2010 and (y) the consummation of the merger of the Company with and into Paradigm Nevada; (iii) limit the Company’s obligation to reserve shares with respect to the Warrants during such period; (iv) exclude the Notes and Fee Shares from certain participation rights granted to the purchasers of securities under to the Preferred Stock Agreement ; and (v) amend the Company’s existing right to repurchase Series A-1 Preferred Stock for no additional consideration following the occurrence of certain events as provided in the Preferred Stock Purchase Agreement to exclude certain “Excluded Shares” (as defined in the Consent and Amendment) from such provision.

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

Under the Loan and Security Agreement, the line of credit is due on demand and interest is payable monthly based on a floating per annum rate equal to the aggregate of the Prime Rate plus the applicable spread which ranges from 1.00% to 2.00%, as well as other fees and expenses as set forth more fully in the agreements. The Loan and Security Agreement requires the Company to maintain certain EBITDA covenants as specified in the Loan and Security Agreement. On March 18, 2009, the Company and SVB entered into a Second Loan Modification Agreement. This Second Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to May 12, 2009 and modify the funds available under the working capital line of credit facility to not exceed $4.5 million and the total funds available under the Loan and Security Agreement to a maximum amount of $5.625 million. The interest rates and EBITDA covenant were consistent with the previous agreement for the remainder of the extension period. On May 4, 2009, the Company and SVB entered into a Third Loan Modification Agreement. This Third Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 12, 2009. On July 2, 2009, the Company and SVB entered into a Fourth Loan Modification Agreement. This Fourth Loan Modification Agreement amended the Loan and Security Agreement to extend the maturity date to June 11, 2010.

On June 11, 2010, the Company and SVB entered into a Fifth Loan Modification Agreement. This Fifth Loan Modification Agreement, among other things, (i) reduces the early termination fee payable by the Company from $100,000 to $45,000, (ii) modifies the finance charge and collateral handling fee payable by the Company, (iii) revises the Company’s financial covenants, (iv) waives the Company’s failure to comply with certain financial covenants for the three month periods ended February 28, 2010, March 31, 2010, April 30, 2010 and May 31, 2010, (v) revises the circumstances pursuant to which the Company may redeem shares of Series A-1 Senior Preferred Stock without the prior written consent of SVB, (vi) adds certain new definitions and amends the definitions of “Prime Rate”, “Eligible Accounts” and “Applicable Rate” and (vii) extends the maturity date to May 15, 2011. The Company was in compliance with the EBITDA covenant set forth in  Loan and Security Agreement as of the three month period ended June 30, 2010. As of June 30, 2010, the Company had $3.6 million outstanding, and $0.9 million additional availability, under its working capital line of credit with SVB.

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

The Company was not in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended June 30, 2010. SVB has waived such noncompliance. As of June 30, 2010, the Company had $3.6 million outstanding, and $0.9 million additional availability, under its working capital line of credit with SVB.

As of June 30, 2010, 33% of the Company’s total assets were in the form of accounts receivable, thus, the Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of June 30, 2010, the Company had unbilled receivables of $2.6 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

Notes Payable – Promissory Note

On May 26, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hale Capital Partners, LP (“Hale Capital”) and EREF PARA, LLC (“EREF” and together with Hale Capital, the “Purchasers”) and consummated the issuance and sale of Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Notes”) to the Purchasers, for an aggregate purchase price of $4,000,000, pursuant to such agreement. In addition, the Company issued 3,428,571 shares (the “Fee Shares”) of the Company’s common stock to the Purchasers at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement. The Company used the net proceeds from the sale of the Notes as security for the issuance of a letter of credit to secure the Performance Bond (as defined below). Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for a further discussion of the Performance Bond.

The Notes accrue interest at a rate of 6.00% per annum. The Notes mature on May 26, 2011 (the “Maturity Date”). The Purchasers may require the Company to redeem all or any portion of the Notes prior to the Maturity Date in connection with an “Event of Default,” “Change of Control” or “Sale” (each as defined in the Notes). From and after the incurrence of an “Event of Default” the interest rate under the Notes automatically increases to 18.00%. The Notes also contain, among other things, certain affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and restricted payments. If the Company fails to redeem the Notes to the extent required pursuant to the terms of the Notes, then each holder of the Notes may elect to convert such holder’s Notes into common stock at a conversion price of $0.086.

The Notes were initially valued using the discounted cash flow method based on the weighted average cost of capital of 14%, and subsequently accreted to the face amount using the effective interest method. The common stock was valued based on the Company’s closing stock market price on the date of the issuance. The initial proceeds allocated to the Notes and the common stock were $3.7 million and $0.3 million, respectively. The Company also incurred $0.2 million of costs in relation to this transaction, which were recorded as deferred financing costs under the caption of other current assets on the balance sheet to be amortized over the term of the Notes.

Bond Commitment

The Company was required by a certain governmental agency to post performance and payment bonds for one of its contracts which was won in the 2nd quarter of 2010. The bonds were obtained through the surety company Zurich NA and guarantee to the customer that the Company will perform under the terms of the contract and to pay vendors. If the Company fails to perform under the contract or to pay vendors, the customer may require that the insurer make payments or provide services under the bonds. The bonds were further secured by an irrevocable letter of credit of $4.0 million. At June 30, 2010, the Company had $11.0 million in performance and payment bonds outstanding.

Letter of Credit

On May 26, 2010, the Company caused SVB to issue an irrevocable standby letter of credit in the aggregate amount of $4.0 million to secure the Performance and Payment Bonds. The letter of credit is valid until May 31, 2011. The Company used the net proceeds from the sale of the Notes as security for the letter of credit.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended June 30, 2010. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 4T: CONTROLS AND PROCEDURES

Not applicable.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Waiver Agreement dated May 6, 2010 among Silicon Valley Bank, Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC and Trinity Information Management Services.	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

10.2	Contract Number GS-07F-0238V issued by the General Services Administration	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.3	Securities Purchase Agreement dated May 26, 2010 among Paradigm Holdings, Inc., Hale Capital Partners, LP and the other purchasers identified on the signature pages thereto	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.4	Form of Senior Secured Subordinated Promissory Note	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.5	Security Agreement dated as of May 26, 2010 among the grantors listed on the signature pages thereto and the secured parties listed on the signature pages thereto	Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.6	Copyright Security Agreement dated as of May 26, 2010 by the Grantors(as defined therein) in favor of the Secured Parties (as defined in the Security Agreement)	Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.7	Patent Security Agreement dated as of May 26, 2010 by the Grantors (as defined therein) in favor of the Secured Parties	Incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.8	Trademark Security Agreement dated as of May 26, 2010 by the Grantors(as defined therein) in favor of the Secured Parties	Incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.9	Guaranty dated as of May 26, 2010 entered into by each of the Subsidiaries in favor of the Purchasers	Incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.10	Consent and Amendment dated as of May 26, 2010 among the Company and the Purchasers	Incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.11
General Agreement of Indemnity made by Paradigm Solutions Corporation, Caldwell Technology Solutions LLC, Trinity Information Management Services and Paradigm Holdings, Inc., a Nevada corporation, in favor of Zurich American Insurance Company and its subsidiaries
Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.12
Fifth Loan Modification Agreement dated June 11, 2010 among Silicon Valley Bank, Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC and Trinity Information Management Services
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 15, 2010

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

PARADIGM HOLDINGS, INC. (Registrant)

Date: August 11, 2010	By: /s/ Peter B. LaMontagne
Peter B. LaMontagne
President and Chief Executive Officer

Date: August 11, 2010	By: /s/ Richard Sawchak
Richard Sawchak
Senior Vice President and Chief Financial Officer