Form 10-Q
period 2010-09-30
Paradigm Holdings, Inc
filed 2010-11-12
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐  No☒

Shares of common stock outstanding on November 9, 2010 were 47,296,598.

CERTIFICATIONS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$274,562		$895,711
Accounts receivable - contracts, net	5,036,975		5,519,150
Restricted cash	4,000,000		--
Prepaid expenses	769,514		873,934
Deferred income tax assets	90,208		24,114
Other current assets	923,533		473,670
Total current assets	11,094,792		7,786,579
Property and equipment, net	82,897		127,093
Goodwill	3,991,605		3,991,605
Intangible assets, net	636,863		897,318
Deferred financing costs, net	545,363		848,294
Deferred income tax assets, net of current portion	693,307		512,820
Other non-current assets	357,404		582,394
Total Assets	$17,402,231		$14,746,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable — line of credit	$3,265,377	$	$$3,643,653
Notes payable — promissory note, net of issuance discount	3,803,140		--
Accounts payable and accrued expenses	1,676,177		2,333,085
Accrued salaries and related liabilities	1,737,173		1,527,561
Corporate income tax payable	159,702		98,686
Mandatorily redeemable preferred stock, current portion	600,000		500,000
Other current liabilities	114,188		178,333
Total current liabilities	11,355,757		8,281,318
Long-term liabilities
Other non-current liabilities	84,662		126,348
Mandatorily redeemable preferred stock - $.01 par value, 10,000,000 shares authorized, 6,115 shares and 6,206 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	5,210,669		4,587,135
Put warrants	846,260		1,447,075
Total liabilities	17,497,348		14,441,876
Commitments and contingencies
Common stock - $.01 par value, 50,000,000 shares authorized, 44,671,598 shares and 41,243,027 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	446,718		412,431
Additional paid-in capital	3,923,835		3,434,891
Accumulated deficit	(4,465,670)		(3,543,095)
Total stockholders’ (deficit) equity	(95,117)		304,227
Total liabilities and stockholders’ (deficit) equity	$17,402,231		$14,746,103

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Contract Revenue
Service contracts	$6,115,741	$5,491,337	$17,440,660	$16,205,340
Repair and maintenance contracts	1,966,102	2,545,591	5,681,530	8,210,684
Total contract revenue	8,081,843	8,036,928	23,122,190	24,416,024
Cost of revenue
Service contracts	4,640,640	4,174,070	13,411,616	12,478,119
Repair and maintenance contracts	1,479,358	1,985,227	4,335,507	6,678,289
Total cost of revenue	6,119,998	6,159,297	17,747,123	19,156,408
Gross margin	1,961,845	1,877,631	5,375,067	5,259,616
Selling, general and administrative	1,659,129	1,711,850	4,869,014	5,566,304
Income (loss) from operations	302,716	165,781	506,053	(306,688)
Other income (expense)
Interest income	6,405	2	7,374	8
Change in fair value of put warrants	1,959,369	1,463,910	600,815	463,085
Interest expense – mandatorily redeemable preferred stock	(483,115)	(418,248)	(1,382,632)	(950,223)
Interest expense	(284,962)	(118,697)	(565,411)	(435,475)
Total other income (expense)	1,197,697	926,967	(1,339,854)	(922,605)
Income (loss) from operations before income taxes	1,500,413	1,092,748	(833,801)	(1,229,293)
(Benefit) provision for income taxes	(112,862)	135,069	88,774	(88,624)
Net income (loss)	1,613,275	957,679	(922,575)	(1,140,669)
Dividends on preferred stock	--	--		78,870
Net income (loss) attributable to common shareholders	$1,613,275	$957,679	$(922,575)	$(1,219,539)

Weighted average number of common shares:
Basic	44,671,598	41,243,027	42,766,836	36,299,722
Diluted	49,187,042	79,262,830	42,766,836	36,299,722

Net income (loss) per common share:
Basic	$0.04	$0.02	$(0.02)	$(0.03)
Diluted	$0.01	$(0.01)	$(0.02)	$(0.03)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(922,575)	$(1,140,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	238,124	487,175
Depreciation and amortization	319,552	329,082
Bad debt recovery	--	(1,748)
Amortization of deferred financing costs	302,931	226,660
Amortization of debt discount	537,280	251,279
Accretion of preferred stock	384,250	283,370
Change in fair value of put warrants	(600,815)	(463,085)
Loss on disposal of property and equipment	--	22,841
Deferred income taxes	(246,581)	(206,524)
(Increase) Decrease in
Accounts receivable - contracts, net	482,175	1,709,584
Restricted cash	(4,000,000)	--
Prepaid expenses	104,420	330,244
Other current assets	(183,160)	121,741
Other non-current assets	224,990	(544,885)
(Decrease) Increase in
Accounts payable and accrued expenses	(646,804)	(1,308,604)
Accrued salaries and related liabilities	209,612	104,775
Other current liabilities	(3,129)	(87,542)
Other non-current liabilities	(41,686)	(56,311)
Net cash (used in) provided by operating activities	(3,841,416)	57,383
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(25,006)	(30,574)
Net cash used in investing activities	(25,006)	(30,574)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	--
Payments on capital leases	--	(1,578)
Proceeds from (payments) on notes payable	4,000,000	(2,000,000)
Proceeds from mandatorily redeemable preferred stock	--	6,206,000
Debt issuance costs	(276,452)	(1,113,637)
Dividends paid on Series A Preferred Stock	--	(75,000)
Redemption of mandatorily redeemable preferred stock	(100,000)	--
Repurchase of Series A Preferred Stock	--	(107,000)
Proceeds from line of credit	31,289,908	34,705,476
Payments on line of credit	(31,668,183)	(37,558,608)
Net cash provided by financing activities	3,245,273	55,653
Net (decrease) increase in cash and cash equivalents	(621,149)	82,462
Cash and equivalents, beginning of period	895,711	52,257
Cash and cash equivalents, end of period	$274,562	$134,719

For the nine months ended September 30,	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
Cash paid for income taxes	$274,338	$17,984
Cash paid for interest	$667,767	$644,927
Non-cash financing activities:
Issuance of 3,428,571 shares of common stock in lieu of cash payment on financing fee incurred on issuance of promissory note	$285,107	$--
Conversion of Series A preferred stock to common stock	$--	$1,191,771

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

Liquidity

As of September 30, 2010, the Company had an accumulated deficit of approximately $4.5 million and working capital deficit of $0.3 million. Additionally, the Company is highly dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) will be adequate to meet future liquidity needs for the next twelve months. As of September 30, 2010, the Company had $0.7 million available under the SVB Line.

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


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


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

Cost of revenue for repair and maintenance contracts consist primarily of labor, consultant, subcontract, materials, travel expenses and an allocation of indirect costs attributable to the performance of the contract. Certain direct and incremental costs are deferred based on the recognition of revenue for the associated contracts.

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

The Company conducts a review for impairment of goodwill and indefinite lived intangible assets annually in the fourth quarter. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in a company's stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company's operations experience significant negative results. These negative results can be the result of the Company's individual operations or negative trends in the Company's industry or in the general economy, which impact the Company. To the extent the Company's goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination. At September 30, 2010, there were no such factors indicating that the Company’s goodwill and intangible assets were impaired.

Share-based Compensation

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation,” to account for share-based compensation. Option awards are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock is valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $74 thousand and $92 thousand for the three months ended September 30, 2010 and 2009, respectively, including the expense recognized for the restricted common stock issued on October 21, 2008 and May 3, 2007. Total share-based compensation expense was $238 thousand and $487 thousand for the nine months ended September 30, 2010 and 2009, respectively. The Company did not grant any share-based awards for the three and nine months ended September 30, 2010.

Valuation of Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of ASC 815-40. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 67% and 76% of total revenue was generated from three major customers during the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, 73% of total revenue was generated from these major customers. The Company’s accounts receivable related to these major customers was 60% and 68% of total accounts receivable at September 30, 2010 and at December 31, 2009, respectively. The Company defines major customer by agencies within the federal government.

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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

		Fair Value Measurement at September 30, 2010 Using:
	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Put warrants	$846,260	$--	$846,260	$--

The Company values the put warrants using the Black-Scholes model with the following assumptions:

Exercise price	$0.078 & $0.0858
Underlying common stock price	$0.03
Volatility	126.9%
Contractual term	5.41 years
Risk free interest rate	1.27%
Common stock dividend rate	0%
Dilution factor	23.9%

In accordance with ASC 815, the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company as long as the warrants remain classified as a liability.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, note payable - line of credit, note payable – promissory note, and mandatorily redeemable preferred stock. The fair values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, note payable - line of credit and note payable – promissory note approximated the carrying values based on market interest rates and the time to maturity. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. At September 30, 2010, the estimated fair values and carrying amounts of the mandatorily redeemable preferred stock was $5.8 million.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service. The components of accounts receivable are as follows:

	September 30, 2010	December 31, 2009

Billed receivables	$2,414,715	$3,224,008
Unbilled receivables	2,622,260	2,295,142

Total accounts receivable – contracts, net	$5,036,975	$5,519,150

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at September 30, 2010 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 as an allowance for doubtful accounts related to certain customers at September 30, 2010 and December 31, 2009.

During the quarter ended September 30, 2010, the Company entered into a $0.6 million note receivable agreement with one of its customers which converted the outstanding accounts receivable from this customer to note receivable. The note receivable is included in other current assets and other non-current assets of the condensed consolidated balance sheet. This note accrues interest at 6% per annum and matures in July 2012.

4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2010	December 31, 2009

Prepaid insurance, rent and software maintenance agreements	$40,768	$119,058
Contract-related prepaid expenses	471,273	379,078
Other prepaid expenses	257,473	375,798

Total prepaid expenses	$769,514	$873,934

5. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	September 30, 2010	December 31, 2009

Furniture and fixtures	$92,411	$92,411
Equipment	247,809	746,917
Software	310,436	563,082
Leasehold improvement	50,986	39,150
Total property and equipment	701,642	1,441,560
Accumulated depreciation	(618,745)	(1,314,467)

Property and equipment, net	$82,897	$127,093

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 was $20,459 and $59,097, respectively, and depreciation and amortization expense for the three and nine months ended September 30, 2009 was $22,901 and $68,627, respectively.

6. DEFERRED FINANCING COSTS

Deferred financing costs are as follows:

	September 30, 2010	December 31, 2009

Financing costs	$1,175,078	$1,175,078
Accumulated amortization	(629,715)	(326,784)

Net carrying amount	$545,363	$848,294

Financing costs incurred are amortized over the life of the associated financing arrangement using the effective interest rate method. Amortization expense included in interest expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 was $101,787 and $302,931, respectively, and amortization expense for the three and nine months ended September 30, 2009 was $98,230 and $226,660, respectively.

For the remaining three months ending December 31, 2010	$101,596
For the years ending December 31,
2011	400,191
2012	43,576

7. INTANGIBLE ASSETS

Intangible assets are as follows:

	September 30, 2010	December 31, 2009

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(1,173,137)	(912,682)

Net carrying amount	$636,863	$897,318

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 was $86,819 and $260,455, respectively, and amortization expense for the three and nine months ended September 30, 2009 was $86,819 and $260,455, respectively. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining three months ending December 31, 2010	$86,818
For the years ending December 31,
2011	347,273
2012	202,772

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	September 30, 2010	December 31, 2009

Accounts payable	$1,257,639	$1,995,925
Accrued expenses	418,538	337,160

Total accounts payable and accrued expenses	$1,676,177	$2,333,085

9. DEBTS

At September 30, 2010 and December 31, 2009, outstanding debts consisted of the following:

	September 30, 2010	December 31, 2009

Current debts:
Notes payable – line of credit	$3,265,377	$3,643,653
Notes payable – promissory note	3,803,140	--
Mandatorily redeemable preferred stock, current portion	600,000	500,000
Total current debt	$7,668,517	$4,143,653

Long-term debts:
Mandatorily redeemable preferred stock	$6,206,000	$6,206,000
Add: Accretion preferred stock	792,796	408,546
Less: Redemption	(100,000)	--
Stated value	6,898,796	6,614,546
Less: unamortized discount	(1,088,127)	(1,527,411)
Carrying amount	5,810,669	5,087,135
Less: current portion	(600,000)	(500,000)
Mandatorily redeemable preferred stock, net of current portion	$5,210,669	$4,587,135
Put warrants	$846,260	$1,447,075
Total long-term debt, net of current portion	$6,056,929	$6,034,210

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

On June 11, 2010, the Company and SVB entered into a Fifth Loan Modification Agreement. This Fifth Loan Modification Agreement, among other things, (i) reduces the early termination fee payable by the Company from $100,000 to $45,000, (ii) modifies the finance charge and collateral handling fee payable by the Company, (iii) revises the Company’s financial covenants, (iv) waives the Company’s failure to comply with certain financial covenants for the three month periods ended February 28, 2010, March 31, 2010, April 30, 2010 and May 31, 2010, (v) revises the circumstances pursuant to which the Company may redeem shares of Series A-1 Senior Preferred Stock without the prior written consent of SVB, (vi) adds certain new definitions and amends the definitions of “Prime Rate”, “Eligible Accounts” and “Applicable Rate” and (vii) extends the maturity date to May 15, 2011. The Company was in compliance with the EBITDA covenant set forth in Loan and Security Agreement as of the three month period ended September 30, 2010. As of September 30, 2010, the Company had $3.3 million outstanding, and $0.7 million additional availability, under its working capital line of credit with SVB.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of September 30, 2010, no events of default had occurred.

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

Mandatorily Redeemable Preferred Stock and Warrants

On February 27, 2009, the Company completed a private placement to a group of investors led by Hale Capital Partners, LP (“the Purchasers”) pursuant to a Preferred Stock Purchase Agreement the (“Preferred Stock Purchase Agreement”) for gross proceeds of $6.2 million. The Company issued 6,206 shares of Series A-1 Preferred Stock, which bear an annual dividend of 12.5%. Each share of Series A-1 Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). The private placement included 7-year Class A Warrants to purchase an aggregate of 79,602,604 shares of Common Stock at an exercise price of $0.0780 per share and 7-year Class B Warrants to purchase an aggregate of 69,062,248 shares of Common Stock at an exercise price of $0.0858 per share (collectively, the “Warrants”). We refer to the Class A Warrants, the Class B Warrants and the Series A-1 Preferred Stock collectively as the “Securities”. Except for the exercise price and number of shares of Common Stock subject to the Warrants, the terms of the Class A Warrants and the Class B Warrants are substantially similar. In addition, the Class A Warrants are subject to extension for an additional seven years if the Company has not met certain milestones. The Warrants may be exercised for cash or on a cashless exercise basis. The Warrants are subject to full ratchet anti-dilution provisions and other customary anti-dilution provisions as described therein. The Warrants further provide that in the event of certain fundamental transactions or the occurrence of an event of default under the Certificate of Designations that the holder of the Warrants may cause the Company to repurchase such Warrants for the purchase price specified therein. Among the use of proceeds, $2.1 million was used to pay off the promissory note issued in connection with our acquisition of Trinity, we paid fees and transaction costs of approximately $1.1 million and we used the remaining $3.0 million to pay down debt and for general working capital purposes.

Voting

The holders of Series A-1 Preferred Shares are entitled to vote together with the common stock on all matters and in the same manner.  Each share of the Series A-1 Preferred Stock shall entitle the holders to the number of votes equal to the number of shares of the common stock issuable upon exercise of all Class A Warrants held by such holder as of the record date for the vote.

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

Liquidation

Upon the occurrence of a liquidation event (including certain fundamental transactions), the holders of the Series A-1 Preferred Stock are entitled to receive prior and in preference to the payment of any amounts to the holders of any other equity securities of the Company (the “Junior Securities”) (i) 125% of the Stated Value of the outstanding shares of Series A-1 Preferred Stock, (ii) all accrued but unpaid cash dividends with respect to such shares of Series A-1 Preferred Stock and the (iii) specified repurchase prices with respect to all Warrants held by such holders.

Redemption

The Certificate of Designations of the Series A-1 Preferred Stock provides that any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. As of September 30, 2010, the Company had redeemed approximately 90 shares of Series A-1 Preferred Stock and no redemptions with respect to any Excess Cash Flow had been made in accordance with restrictions placed by SVB with respect to such redemptions and/or the Company’s lack of Excess Cash Flow. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock (other than certain excluded shares of Series A-1 Preferred Stock) held by that Purchaser for no additional consideration.

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

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. Interest expense related to the mandatorily redeemable preferred stock included in other expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 was $0.5 million and $1.4 million, respectively, and interest expense related to the mandatorily redeemable preferred stock for the three and nine months ended September 30, 2009 was $0.4 million and $1.0 million, respectively. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the purchase price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to ASC 815-40 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The warrants should be measured at fair value, with changes in fair value reported in earnings as long as the warrants remain classified as a liability. The initial proceeds allocated to preferred shares and warrants were $4,299,274 and $1,906,726, respectively. In connection with the Series A-1 Preferred Stock issuance on February 27, 2009, the Company also issued warrants to the placement agent to purchase 1,602,565 common shares of the Company at $0.078 per share. Warrants issued were valued at $21 thousand, using the Black Scholes model on February 27, 2009.

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

The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred stock from the date of issuance to September 30, 2010, was a decrease of approximately $1.1 million from $1.9 million as of February 27, 2009 to $0.8 million as of September 30, 2010. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three and nine months ended September 30, 2010, the change of fair value of the Warrants was $2.0 million and $0.6 million, respectively.

On September 24, 2010, the Company and the Purchasers entered into an Amendment to Preferred Stock Purchase Agreement effective as of August 31, 2010, to, among other things: (i) restrict the exercisability of the Warrants held by the Purchasers until the earlier to occur of (x) November 1, 2010 and (y) the consummation of the merger of the Company with and into Paradigm Holdings, Inc., a Nevada corporation; provided, that the foregoing restriction shall not apply in the event of a Fundamental Transaction (as defined in the Warrants), and (ii) limit the Company’s obligation to reserve shares with respect to the Warrants during such period.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2010.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of September 30, 2010, the Company had recorded immaterial interest and penalties associated with the filing of previous tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

11. NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Common shares issued during the period and common shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per common share has been computed in a manner consistent with that of basic net income (loss) per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net income (loss)	$1,613,275	$ $$$957,679	$ $(922,575)	$ $$(1,140,669)
Dividends on preferred stock	--	--	--	78,870
Net income (loss) attributable to common stockholders - basic	1,613,275	957,679	(922,575)	(1,219,539)
Change in fair value of put warrants, net of income tax	(1,154,023)	(1,282,963)	--	--
Net income (loss) attributable to common stockholders - diluted	$459,252	$(325,284)	$(922,575)	$(1,219,539)

Weighted average common shares outstanding - basic	44,671,598	41,243,027	42,766,836	36,299,722
Treasury effect of common stock equivalents	4,515,444	38,019,803	--	--

Total weighted average common shares outstanding – diluted	49,187,042	79,262,830	42,766,836	36,299,722

Basic net income (loss) per common share	$0.04	$0.02	$(0.02)	$(0.03)
Diluted net income (loss) per common share	$0.01	$(0.01)	$(0.02)	$(0.03)

Common stock equivalents of 150,086,706 and 116,655,347 were not included in the computation of diluted net income (loss) per common share for the three months ended September 30, 2010 and 2009, respectively, since these common stock equivalents are not “in-the-money” as of September 30, 2010 and 2009, respectively. Common stock equivalents of 154,633,256 and 121,393,423 were not included in the computation of diluted net loss per common share for the nine months ended September 30, 2010 and 2009, respectively, as these common stock equivalents are not “in-the-money” or the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

12. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan. At September 30, 2010, 4,416,820 shares of common stock were reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,000,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of September 30, 2010, 2,925,000 shares of restricted common stock and options to purchase 477,000 shares of common stock have been issued under the Plan and options to purchase 2,622,000 shares of common stock have been granted outside of the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at January 1, 2010	1,542,000	$0.29	$--	6.6
Granted	--	--
Exercised	--	--
Canceled	(65,000)	0.28

Outstanding at September 30, 2010	1,477,000	$0.29	$--	5.9

Exercisable at January 1, 2010	1,389,667	$0.30	$--	6.5
Exercisable at September 30, 2010	1,407,000	$0.30	$--	5.8

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.03 at September 30, 2010 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 was $5 thousand and $33 thousand and share-based compensation for the three and nine months ended September 30, 2009 was $23 thousand and $160 thousand, respectively.

The Company did not grant any stock options for the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, the Company had $6 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 1 year.

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

The following table summarizes the Company's restricted common stock activity.

	Number of Restricted Common Stock	Aggregate Fair Value	Weighted Average Vesting Periods	Weighted Average Remaining Vesting Periods
			(in years)	(in years)
Outstanding at January 1, 2010	2,625,000	$1,245,000	4.4	2.3
Granted	--

Outstanding at September 30, 2010	2,625,000	$1,245,000	4.4	1.6

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three and nine months ended September 30, 2010 was $68 thousand and $205 thousand, respectively, and the compensation expense recognized for the three and nine months ended September 30, 2009 was $68 thousand and $327 thousand, respectively.

As of September 30, 2010, the unrecognized compensation costs related to the remaining nonvested shares of restricted stock was $0.4 million, which will be recognized over a weighted average period of 1.6 years.

Shares Reserved for Future Issuance

At September 30, 2010, future issuances of the Company’s common stock are as follows:

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

Since the Company does not have sufficient authorized shares to settle the above potential commitments, per guidance in ASC 815 “Derivatives and Hedging”, the Company is required to reassess the classification of each contract at each balance sheet date. To determine which contracts shall be reclassified, the Company used the method of reclassification of contracts with the latest inception or maturity date first. The Company’s contracts with the latest inception date are Class A and B warrants and warrants issued to the placement agent, which had been treated as liabilities, therefore, no reclassification was required at September 30, 2010.

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

As of September 30, 2010, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at September 30, 2010 approximately, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$144,634,495
Completed to date	109,780,694

Authorized backlog	$34,853,801

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $53,000,000.

As of September 30, 2010, one of the Company's existing contracts was subject to renegotiation during the remainder of 2010.

15. COMMITMENT AND CONTINGENCY

Bond Commitment

The Company was required by a certain governmental agency to post performance and payment bonds for one of its contracts which was won in the second quarter of 2010. The bonds were obtained through the surety company Zurich NA and guarantee to the customer that the Company will perform under the terms of the contract and to pay vendors. If the Company fails to perform under the contract or to pay vendors, the customer may require that the insurer make payments or provide services under the bonds. The bonds were further secured by an irrevocable letter of credit of $4.0 million. At September 30, 2010, the Company had $13.0 million in performance and payment bonds outstanding.

Letter of Credit

On May 26, 2010, the Company caused SVB to issue an irrevocable standby letter of credit in the aggregate amount of $4.0 million to secure the Performance and Payment Bonds. The letter of credit is valid until May 31, 2011. The Company used the net proceeds from the sale of the Notes as security for the letter of credit.

Litigation

On April 8, 2009, Samuel Caldwell and Zulema Caldwell, former owners of Caldwell Technology Solutions, LLC (“CTS”), initiated an action (the “Action”) against the Company in Montgomery County Circuit Court, Maryland, alleging claims arising out of the Company’s purchase of CTS in July 2007. Specifically, the complaint alleges that the Company breached the Purchase Agreement dated June 6, 2007 among the Company, CTS and Mr. and Mrs. Caldwell (the “Purchase Agreement”) by failing to pay “earn-out” compensation pursuant to the terms of the Purchase Agreement. The Complaint also alleged other related claims. The Company, in turn, filed several counterclaims against the Caldwells.

During the discovery phase of the litigation, the parties agreed to settle any and all claims alleged in the Action, without any admission of liability on the part of any party, by payment by the Company to the Caldwells and their legal counsel in the total amount of $250,000, such amount to be paid in four installments, with the final installment to be paid on or about November 16, 2010, after which the parties shall dismiss the Action with prejudice. The Settlement Agreement also contains a complete mutual release of claims between the parties.

16. SUBSEQUENT EVENTS

On October 15, 2010, the Company filed a definitive proxy statement with the Securities and Exchange Commission with respect to a special meeting of shareholders to be held on November 11, 2010 to vote on the proposed Reincorporation and certain other matters described in the proxy statement.

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to 192 personnel (full time, part time, and consultants) at September 30, 2010. The 2010 annual run-rate of revenue is approximately $30.8 million, based on revenue for the nine months ended September 30, 2010. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of September 30, 2010, Paradigm had four wholly-owned subsidiaries, Paradigm Solutions Corp. (“PSC”), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver IT solutions into the national security marketplace, Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of national security programs within the intelligence community and Paradigm Holdings, Inc., a Nevada corporation, which was incorporated in 2010 for purposes of reincorporating the Company from the state of Wyoming to the state of Nevada. The Company owns 49% of a joint venture.  To date, the activities of this joint venture have had an immaterial impact on the Company’s condensed consolidated financial statements.

We derive substantially all of our revenue from fees for IT solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the quarter ended September 30, 2010, our business was comprised of 44% fixed price and 56% time and material contracts.

For the quarter ended September 30, 2010, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our three largest clients, all agencies within the federal government, generated approximately 67% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended September 30,				Nine months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	$8,082	$8,037	100.0%	100.0%	$23,122	$24,416	100.0%	100.0%

Cost of revenue	6,120	6,159	75.7	76.6	17,747	19,156	76.8	78.5

Gross margin	1,962	1,878	24.3	23.4	5,375	5,260	23.2	21.5

Selling, general & administrative	1,660	1,712	20.5	21.3	4,869	5,566	21.0	22.8

Income (loss) from operations	302	166	3.8	2.1	506	(306)	2.2	(1.3)

Other income (expense)	1,198	927	14.9	11.5	(1,340)	(923)	(5.8)	(3.8)

(Benefit) provision for income taxes	(113)	135	(1.4)	1.7	89	(88)	0.4	(0.4)

Net income (loss)	$1,613	$958	20.1%	11.9%	$(923)	$(1,141)	(4.0%)	(4.7%)

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

	Three Months Ended September 30,				Nine months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Federal service contracts	$6,116	$5,491	77.8%	68.3%	$17,441	$16,205	75.3%	66.4%

Federal repair & maintenance
contracts	1,966	2,546	22.2	31.7	5,681	8,211	24.7	33.6

Total revenue	$8,082	$8,037	100.0%	100.0%	$23,122	$24,416	100.0%	100.0%

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenue. For the three months ended September 30, 2010, revenue increased 1% to $8.1 million from $8.0 million for the same period in 2009.  The increase in revenue is attributable to an increase in our federal service contract revenue of $0.6 million, which is partially offset by a decrease in our federal repair and maintenance contract revenue of $0.5 million. The increase in service contract revenue is attributable to the expansion of existing service contracts and recent contract wins in the cyber security area and the decrease in repair and maintenance revenue is attributable to a reduction in revenue on one federal contract due to a reduction in scope.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended September 30, 2010, cost of revenue decreased by 1% to $6.1 million from $6.2 million for the same period in 2009. As a percentage of revenue, cost of revenue was 75.7% for the three months ended September 30, 2010 as compared to 76.6% for the same period in 2009.

Gross Margin. For the three months ended September 30, 2010, gross margin increased 4.5% to $2.0 million from $1.9 million for the same period in 2009. Gross margin as a percentage of revenue increased to 24.3% for the three months ended September 30, 2010 from 23.4% for the same period in 2009. Gross margin as it relates to our service contracts increased $0.2 million which is partially offset by $0.1 million decrease in gross margin as it relates to our repair and maintenance contracts. The increase in gross margin is primarily attributable to better contract management and better profitability on our existing contract mix.

Selling, General & Administrative Expenses. For the three months ended September 30, 2010, selling, general and administrative (“SG&A”) expenses decreased by $0.1 million compared to the same period in 2009. As a percentage of revenue, SG&A expenses decreased to 20.5% for the three months ended September 30, 2010 from 21.3% for the same period in 2009. The decrease in SG&A expenses is directly attributable to the Company’s cost reduction efforts which lower recurring SG&A expenses by $0.4M which was partially offset by a nonrecurring legal settlement of $0.3 million. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for a further discussion of the Litigation.

Other Income. For the three months ended September 30, 2010, other income increased to $1.2 million from $0.9 million for the same period in 2009. As a percentage of revenue, other income increased to 14.8% for the three months ended September 30, 2010 from 11.5% for the same period in 2009. The increase in other income was primarily attributable to change in fair value of the put warrants which was partially offset by interest expense recorded on the mandatorily redeemable preferred stock and the promissory note discussed below.

Income Taxes. For the three months ended September 30, 2010, the Company recorded a tax benefit of $113 thousand, or an annual effective tax rate of 8.69%, compared to a tax expense of $135 thousand, or an annual effective tax rate of 12.30%, for the same period in 2009. The change in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Income. For the three months ended September 30, 2010, net income increased to $1.6 million from $1.0 million for the same period in 2009. The increase in net income was mainly due to higher gross margin and change in fair value of put warrants which were partially offset by higher interest expenses as discussed above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenue. For the nine months ended September 30, 2010, revenue decreased 5.3% to $23.1 million from $24.4 million for the same period in 2009. The decrease in revenue is attributable to a decrease in our federal repair and maintenance contract revenue of $2.5 million which is partially offset by an increase in our federal service contract revenue of $1.2 million. The decrease in repair and maintenance revenue is attributable to a reduction in revenue on one federal contract due to a reduction in scope, and the increase in service contract revenue is mainly attributable to the expansion of existing service contracts and recent contract wins in the cyber security area.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the nine months ended September 30, 2010, cost of revenue decreased 7.4% to $17.7 million from $19.2 million for the same period in 2009. The decrease in cost of revenue was primarily attributable to the corresponding decrease in revenue. As a percentage of revenue, cost of revenue was 76.8% for the nine months ended September 30, 2010 as compared to 78.5% for the same period in 2009. The decrease in cost as a percentage of revenue was primarily due to better contract management and better profitability on our existing contract mix.

Gross Margin. For the nine months ended September 30, 2010, gross margin increased 2.2% to $5.4 million from $5.3 million for the same period in 2009. Gross margin as a percentage of revenue increased to 23.2% for the nine months ended September 30, 2010 from 21.5% for the same period in 2009. The increase in gross margin is primarily attributable to better contract management and better profitability on our existing contract mix. Gross margin as it relates to our service contracts increased 8.1% to $4.0 million from $3.7 million for the same period in 2009. Gross margin, as it relates to our maintenance contracts, decreased 12.2% to $1.3 million from $1.5 million for the same period in 2009. The decrease in repair and maintenance gross margin is directly attributable to decrease in revenue.

Selling, General & Administrative Expenses. For the nine months ended September 30, 2010, SG&A expenses decreased 12.5% to $4.9 million from $5.6 million for the same period in 2009. As a percentage of revenue, SG&A expenses decreased to 21.1% for the nine months ended September 30, 2010 from 22.8% for the same period in 2009. The decrease in SG&A expenses is directly attributable to the Company’s cost reduction efforts since the second half of 2009.

Other Expense. For the nine months ended September 30, 2010, other expense increased to $1.3 million from $0.9 million for the same period in 2009. As a percentage of revenue, other expense increased to 5.8% for the nine months ended September 30, 2010 from 3.8% for the same period in 2009. The increase in other expense was primarily attributable to interest expense recorded on the mandatorily redeemable preferred stock and the promissory note discussed below which was partially offset by change in fair value of the put warrants.

Income Taxes. For the nine months ended September 30, 2010, the Company recorded a tax expense of $89 thousand, or an annual effective tax rate of 8.69%, compared to a tax benefit of $89 thousand, or an annual effective tax rate of 12.30%, for the same period in 2009. The change in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Loss. For the nine months ended September 30, 2010, net loss decreased to $0.9 million from $1.1 million for the same period in 2009. The decrease in net loss was mainly due to lower SG&A expenses and higher gross margin which were partially offset by higher interest expenses.

Liquidity and Capital Resources

Our primary liquidity needs are financing our cost of operations, capital expenditures, servicing our debt and paying dividends and redemption payments on our preferred stock. Our sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under our working capital line of credit. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our working capital line of credit. As of September 30, 2010, the Company had a working capital deficit of $0.3 million. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our working capital line of credit with SVB will be adequate to meet future liquidity needs for the next twelve months.

For the nine months ended September 30, 2010, the Company used $621 thousand in cash and cash equivalents compared to $82 thousand of cash generated for the same period in 2009.

Net cash used in operating activities was $3.8 million for the nine months ended September 30, 2010 compared to $0.1 million of cash provided for the same period in 2009. The increase in net cash used in operating activities was primarily attributable to increase in restricted cash. As of September 30, 2010, the Company had $0.3 million of cash on hand.

Net loss was $0.9 million for the nine months ended September 30, 2010 compared to $1.1 million for the same period in 2009. The decrease in net loss was mainly due to lower SG&A expenses and higher gross margin which were partially offset by higher interest expenses.

Accounts receivable decreased by $0.5 million for the nine months ended September 30, 2010 compared to $1.7 million for the same period in 2009. The decrease in the accounts receivable balance for 2010 and 2009 is attributable to more focused billings and collection efforts.

Restricted cash increased by $4.0 million for the nine months ended September 30, 2010 compared to a balance of zero for the same period in 2009. Restricted cash consists principally of cash held in money market accounts securing an outstanding letter of credit issued by SVB to secure a performance bond issued in favor of a federal agency.

Accounts payable and accrued expenses decreased by $0.6 million for the nine months ended September 30, 2010 compared to $1.3 million for the same period in 2009. The decrease in the accounts payable balance for 2010 is primarily reflective of decreased cost of revenue. The decrease in the accounts payable balance for 2009 was primarily reflective of decreased cost of revenue and the payment of certain payables with a portion of the proceeds from the private placement on February 27, 2009.

Net cash used in investing activities was $25 thousand for the nine months ended September 30, 2010 compared to $31 thousand for the same period in 2009. Cash used in investing activities in 2010 and 2009 was for purchases of property and equipment.

Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2010 compared to $0.1 million for the same period in 2009. The increase in net cash provided by financing activities is due to proceeds from the promissory note issued on May 27, 2010. Cash provided by financing activities in 2009 was due to proceeds from the private placement completed on February 27, 2009 which were partially offset by payments made to pay down the Company’s line of credit with SVB and to pay off the promissory note issued in connection with the Company’s acquisition of Trinity.

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

The annual dividend on the Series A-1 Preferred Stock accrues on a daily basis and compounds monthly, with 40% of such dividend payable in cash and 60% of such dividend payable by adding such amount to the Stated Value per share of the Series A-1 Preferred Stock. The Company is generally required to make cash dividend payments ranging from $26,000 to $29,000 a month. Based on the dividend accrued as of September 30, 2010, the Stated Value per share as of such date was $1,128.

Any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations of Series A-1 Senior Preferred Stock the (the “Certificate of Designations”)) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. As of September 30, 2010, the Company had redeemed approximately 90 shares of Series A-1 Preferred Stock and no redemptions with respect to any Excess Cash Flow had been made in accordance with restrictions placed by SVB with respect to such redemptions and/or the Company’s lack of Excess Cash Flow. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock (other than certain excluded shares of Series A-1 Preferred Stock) held by that Purchaser for no additional consideration.

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

The Preferred Stock Purchase Agreement and the Certificate of Designations also contain certain affirmative and negative covenants. The affirmative covenants include certain financial covenants, including revenue, EBDITA, working capital and net cash covenants. The Company was in compliance with these financial covenants as of September 30, 2010.

The affirmative covenants also include a requirement that the Company file proxy materials with the SEC and hold a shareholder meeting to approve certain matters, including, among other things, the reincorporation of the Company into the State of Delaware or Nevada and the approval of certain rights of the holders of the Series A-1 Preferred Stock, no later than the dates specified in the Preferred Stock Purchase Agreement and the Certificate of Designations. The Company failed to file such proxy materials or to hold such meeting within the specified time period, however, the Company did file such proxy materials with the SEC on October 15, 2010 and the shareholder meeting is scheduled to be held on November 11, 2010.

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

The Company calculated the fair value of the Warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred Stock from the date of issuance to September 30, 2010, was a decrease of approximately $1.1 million from $1.9 million as of February 27, 2009 to $0.8 million as of September 30, 2010. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three and nine months ended September 30, 2010, the change of fair value of the Warrants was $2.0 million and $0.6 million, respectively.

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

On September 24, 2010, the Company and the Purchasers entered into an Amendment to Preferred Stock Purchase Agreement effective as of August 31, 2010, to, among other things: (i) restrict the exercisability of the Warrants held by the Purchasers until the earlier to occur of (x) November 1, 2010 and (y) the consummation of the merger of the Company with and into Paradigm Holdings, Inc., a Nevada corporation; provided, that the foregoing restriction shall not apply in the event of a Fundamental Transaction (as defined in the Warrants), and (ii) limit the Company’s obligation to reserve shares with respect to the Warrants during such period.

On October 15, 2010, the Company filed a definitive proxy statement with the Securities and Exchange Commission with respect to a special meeting of shareholders to be held on November 11, 2010 to vote on the proposed Reincorporation and certain other matters described in the proxy statement.

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

On June 11, 2010, the Company and SVB entered into a Fifth Loan Modification Agreement. This Fifth Loan Modification Agreement, among other things, (i) reduces the early termination fee payable by the Company from $100,000 to $45,000, (ii) modifies the finance charge and collateral handling fee payable by the Company, (iii) revises the Company’s financial covenants, (iv) waives the Company’s failure to comply with certain financial covenants for the three month periods ended February 28, 2010, March 31, 2010, April 30, 2010 and May 31, 2010, (v) revises the circumstances pursuant to which the Company may redeem shares of Series A-1 Senior Preferred Stock without the prior written consent of SVB, (vi) adds certain new definitions and amends the definitions of “Prime Rate”, “Eligible Accounts” and “Applicable Rate” and (vii) extends the maturity date to May 15, 2011. The Company was in compliance with the EBITDA covenant set forth in Loan and Security Agreement as of the three month period ended September 30, 2010. As of September 30, 2010, the Company had $3.3 million outstanding, and $0.7 million additional availability, under its working capital line of credit with SVB.

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

As of September 30, 2010, 29% of the Company’s total assets were in the form of accounts receivable, thus, the Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of September 30, 2010, the Company had unbilled receivables of $2.6 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

Bond Commitment

The Company was required by a certain governmental agency to post performance and payment bonds for one of its contracts which was won in the second quarter of 2010. The bonds were obtained through the surety company Zurich NA and guarantee to the customer that the Company will perform under the terms of the contract and to pay vendors. If the Company fails to perform under the contract or to pay vendors, the customer may require that the insurer make payments or provide services under the bonds. The bonds were further secured by an irrevocable letter of credit of $4.0 million. At September 30, 2010, the Company had $13.0 million in performance and payment bonds outstanding.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended September 30, 2010. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 4T: CONTROLS AND PROCEDURES

Not applicable.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On April 8, 2009, Samuel Caldwell and Zulema Caldwell, former owners of Caldwell Technology Solutions, LLC (“CTS”), initiated an action (the “Action”) against the Company in Montgomery County Circuit Court, Maryland, alleging claims arising out of the Company’s purchase of CTS in July 2007. Specifically, the complaint alleges that the Company breached the Purchase Agreement dated June 6, 2007 among the Company, CTS and Mr. and Mrs. Caldwell (the “Purchase Agreement”) by failing to pay “earn-out” compensation pursuant to the terms of the Purchase Agreement. The Complaint also alleged other related claims. The Company, in turn, filed several counterclaims against the Caldwells.

During the discovery phase of the litigation, the parties agreed to settle any and all claims alleged in the Action, without any admission of liability on the part of any party, by payment by the Company to the Caldwells and their legal counsel in the total amount of $250,000, such amount to be paid in four installments, with the final installment to be paid on or about November 16, 2010, after which the parties shall dismiss the Action with prejudice. The Settlement Agreement also contains a complete mutual release of claims between the parties.

ITEM 1A: RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Amendment effective as of August 31, 2010 among the Company and the Purchasers	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on September 24, 2010

31.1	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of CFO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC. (Registrant)

Date: November 12, 2010	By: /s/ Peter B. LaMontagne

Peter B. LaMontagne
President and Chief Executive Officer

Date: November 12, 2010	By: /s/ Richard Sawchak
Richard Sawchak
Senior Vice President and Chief Financial Officer