Form 10-K
period 2010-12-31
Paradigm Holdings, Inc
filed 2011-03-24
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-09154

PARADIGM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	38-3813367
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9715 KEY WEST AVE., 3RD FLOOR
ROCKVILLE, MARYLAND	20850
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based on the closing price as of June 30, 2010 (the last business day of registrant’s most recently completed second fiscal quarter) was approximately $1.7 million.

Number of shares of common stock issued and outstanding as of March 18, 2011 was: 33,448,415 shares.

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

i

CERTIFICATIONS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

ii

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Paradigm Holdings, Inc. (“Paradigm” or the “Company”) (website: www.paradigmsolutions.com) provides information technology (IT) and business solutions primarily for U.S. Federal Government enterprises. Paradigm specializes in comprehensive cybersecurity solutions involving network monitoring and forensics as well as continuity of operations and disaster recovery planning. The Company also provides systems engineering and IT infrastructure support solutions. Headquartered in Rockville, Maryland, the Company was founded based upon strong commitment to high standards of performance in support of customer mission success, integrity, and employee development.

With an established core foundation of experienced executives, Paradigm has grown from six employees in 1996 to the current level of 196 personnel. Our annual revenue was $35.0 million in 2010.

As of December 31, 2010, Paradigm was comprised of three subsidiary companies: 1) Paradigm Solutions Corporation (“PSC), which was incorporated in 1996 to deliver IT services to federal agencies, 2) Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver cybersecurity solutions into the national security marketplace, and 3) Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of national security programs within the intelligence community.

Paradigm is dedicated to providing premier cybersecurity and IT solutions to Paradigm’s federal clients, focusing on expanding support for national security programs with current and new customer agencies. Paradigm’s targeted agencies include the U.S. Department of the Treasury, U.S. Department of Homeland Security (“DHS”), U.S. Department of State, U.S. Department of Justice, and the U.S. Department of Defense (“DoD”) (including Secretary of Defense, Army, Navy/Marine Corps, Air Force, and Joint Forces Command), as well as agencies and departments comprising the U.S. intelligence community, including the Office of the Director of National Intelligence (“ODNI”). In addition, Paradigm serves other agency clients such as the Department of Commerce in cases where they offer valuable contract opportunities that require our specialized expertise or may augment Paradigm’s revenue.

Paradigm supports our clients’ mission-critical initiatives in three core technical competency areas: Cybersecurity, Enterprise IT Solutions, and Mission Critical Infrastructure. Refer to Product and Service Offerings in this section for additional discussion of these competency areas. We expect our primary focus for business growth will be to pursue Cybersecurity and Mission Critical Infrastructure solutions work with the DoD, DHS, intelligence community member agencies and other national security oriented agencies where we believe the opportunity for profitable business is greater.

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

On December 14, 2010, the Company reincorporated from the State of Wyoming to the State of Nevada pursuant to the merger of Paradigm Holdings, Inc., a Wyoming corporation, into its wholly-owned subsidiary, Paradigm Holdings, Inc., a Nevada corporation.

OUR GROWTH STRATEGY

Our strategy to grow our business in the federal IT market and expand our business supporting national security customers and programs has several principal components:

•
LEVERAGING CURRENT INCUMBENT WORK—We emphasize thoroughly analyzing our current customers and then systematically targeting and pursuing new business and expansion opportunities within our existing customer set. The incumbency analysis/leveraging process involves:

•
Convening focused meetings involving operations and business development staff for our key incumbent contracts and working to provide strong performance on projects and to foster positive relationships with our customers and prime contractors.

•	Identifying related and non-related divisions within existing customer organizations, offices, and initiatives where Paradigm believes that it can add value.
•	Identifying contracts (current and new) within these offices/initiatives where we believe we can bid competitively as a prime or subcontractor.
•	Analyzing the competition (especially the incumbent where there is a current contract) to determine relative strengths, weaknesses, and possible winning strategies.
•	Meeting systematically and frequently with current/potential clients.
•	Researching and deepening our knowledge of the goals and strategies of each client organization.
•	Targeting and qualifying the highest-priority opportunities where we believe that we have the best chance to expand current or win new business.
•
Committing resources that we believe we are necessary to execute plans to attempt to win identified business opportunities, focusing first on high-revenue, high-margin business where are core competencies are most relevant.

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

•
STRATEGIC MARKET PENETRATION—To augment our efforts in building a profitable business within new client agencies and arenas, management has implemented a focused process of “strategic market penetration”. This process involves the following:

•	Conducting extensive research on the background, mission, and objectives of a new agency/division.
•	Identifying key contracts (current and projected) where we believe that we could provide a viable alternative or more complete solution.
•	Identifying key decision-makers who influence contract awards and retaining outside consultants who have deeper insight into key customer programs and strategic priorities.
•	Researching incumbent and other competitors.
•	Interviewing decision-makers in depth to understand their mission and requirements and introducing our success with other clients and our core competencies.
•	Tracking and pursuing new and re-compete opportunities within the agency/division.
•	In instances where it is not feasible or cost effective to penetrate a strategic market or customer through the aforementioned methods, we may selectively consider acquiring companies.

•
STRATEGIC ALLIANCES—We pursue strategic alliances with large systems integrators, niche small businesses and innovative software and hardware vendors. We are continually seeking relationships and innovative technologies that allow us to apply our Cybersecurity, Enterprise IT Solutions, and Mission Critical Infrastructure expertise to larger programs to enhance growth prospects in the federal civilian, homeland security, law enforcement or national security markets.

Depending on the alliance, we may seek to establish a relationship with a company to provide integration services to support our sales, or we may seek to establish a relationship as a value-added reseller (“VAR”) so we can sell the product in conjunction with our consulting services as a complete solution. We also pursue strategic relationships with prime system integrator companies who have a significant presence in target markets. By aligning with these firms as a subcontractor, we believe that we may be able to accelerate our penetration of the space with a plan to move toward a niche prime contractor role over time.

Furthermore, our growth strategy emphasizes additional key elements, which include:

•	Recruit, train, and deploy a highly motivated, professional business development team.
•	Selectively add sales and professional delivery resources, deployed in a broader geographic area.
•	Pursue organic growth and consider strategic acquisitions.
•	Remain focused in the federal civilian agency specific service offerings where we have a track record of success and we support priority mission-related projects.
•	Target vertical market prospects in the homeland security, law enforcement, and national security markets.

KEY INFORMATION TECHNOLOGY TRENDS: GOVERNMENT

Key trends within the federal arena that affects our growth and day-to-day success include:

IMPORTANCE OF CYBERSECURITY TO THE US GOVERNMENT – Over the past several years, the U.S. Federal government has shifted its national security and budgetary priorities to focus increasingly on detecting, preparing for, and eliminating asymmetrical threats against vital national assets, including cyber-warfare attacks on our nation’s sensitive computer networks and technology infrastructure. According to market research firm INPUT, despite rising deficits and broader budgetary pressures, Federal spending on information security products and services designed to counter the growing threat of cyber-attacks is expected to grow at an average rate of more than 9% annually, from $8.6 billion in 2010 to $13.3 billion in 2015.

Protecting Federal government systems from unauthorized intrusions is a highly complex undertaking, particularly given the government’s routine interaction with industry, private citizens, state and local governments, and foreign governments.  Following a Congressional review of computer security at Federal agencies in 2001, in which agencies received a collective “D-”, the Federal government has accelerated its efforts to ensure that mission critical government networks remain secure from cyber-security threats. Over the past several years, the Federal government has taken steps to enhance its security posture by strengthening and standardizing information security policies, procedures, and solutions, introducing comprehensive certification and accreditation requirements for mission critical systems, and mandating stringent training requirements for information assurance professionals (both government and contractor personnel). Such steps have served to increase the barriers to entry for contractors providing cyber-security services to the Federal government.

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

We believe that over the next five years, federal IT program management will be under watch and will continue to receive substantial attention over the forecast period. With contracting making up more than a third of the federal discretionary budget, we believe that increased federal contract oversight will be a main focus.

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

GLOBAL WAR ON TERRORISM DRIVES BROAD SET OF MISSION SUPPORT REQUIREMENTS – We believe that the United States faces a profound challenge in meeting the threats associated with fighting terrorism around the globe.  Beyond the potential attacks on property and lives, protecting against potential losses resulting from network outages, information theft, internal sabotage, viruses, intellectual property infringement, and external hacking by terrorists and state sponsored cyber attacks has become a priority of increasing importance to the federal government. Criminals and terrorists generally seek to exploit vulnerabilities and weaknesses in U.S. cybersecurity. Proposing methods for identifying and preventing major attacks and developing plans and systems for alerting, containing, and denying an attack and reconstituting essential capabilities in the aftermath of an attack are all emerging as key components of the U.S. homeland defense and national security strategies. This focus is evidenced by increasing budgets and reliance on contractors for information assurance and information operations support and solutions.

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

With a proven track record of program management, contract transitions support, and project implementations, we have consistently delivered quality services and solutions as specified by our clients, within budget, and on time. Our practice areas include Cybersecurity, Enterprise IT Solutions, and Mission Critical Infrastructure Support.

•
CYBERSECURITY—This practice area involves providing services that help to secure, protect and sustain the various missions of our federal clients. The Company’s technical staff have cyber-security expertise covering a variety of cybersecurity skills, including: computer and network forensics; malware analysis and reverse engineering; sensor engineering, configuration, and tuning; cyber-incident response, management, and remediation; and cyber-threat intelligence, analysis, and policy development. We believe that we are prepared to assist our federal partners with any phase of their information security, critical infrastructure protection or continuity programs, including: policy creation, business impact analysis, risk analysis, strategy selection, plan creation, test, training, exercise, plan maintenance, lab and systems operations, and supporting services.

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

•
ENTERPRISE IT SOLUTIONS—This practice area involves the development and deployment of mission-critical, often enterprise-wide, solutions that are central to the organization and management of information. The practice area involves the full life cycle of IT support and encompasses:

•	Systems Engineering
•	Software & Database Engineering
•	Desktop Engineering
•	Enterprise Deployment & Distribution
•	Network and Infrastructure Operations
•	Data Center & Facilities Management

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

•
MISSION CRITICAL INFRASTRUCTURE — Paradigm has significant expertise in designing, developing, deploying, and maintaining large-scale, mission critical enterprise IT systems and infrastructures that typically must comply with stringent government-mandated security requirements. Within this practice area, Paradigm’s engineers have significant niche expertise in supporting the lifecycle requirements of Federal government data center infrastructure assets, ranging from requirements analysis to turn-key system design to installation, integration, commissioning, and facility upgrade, to ongoing operation and maintenance services. Paradigm’s engineers support these capabilities for the following equipment and infrastructure needs of Federal data centers:

•	Uninterruptible Power Supplies
•	Engine Generators
•	Cabling and Distribution (including Fiber Optics)
•	Lightning Suppression
•	Heating, Ventilation and Air Conditioning
•      Full Electrical Design and Installation Services

EXISTING CUSTOMER SERVICE EXAMPLES

COMPUTER NETWORK DEFENSE AND DIGITAL FORENSICS

Challenge:  Develop and implement a comprehensive cybersecurity support capability.

Results:  Our personnel are involved in supporting the full life cycle of cybersecurity efforts for U.S. government agencies.  From network monitoring in 24x7x365 security operation centers where analysts monitor possible network intrusions to analysis of malware attacks and exploits by sophisticated cyber adversaries, our cybersecurity professionals are involved in many aspects of cyber incident response and management.  We also support policy initiatives to help our customers understand how to address cybersecurity challenges via policy and regulatory changes. Our technical staff generally holds technical certifications such as Certified Information System Security Professional (CISSP) and have experience in utilizing a broad range of cybersecurity toolsets related to intrusion detection sensors (IDS), forensic analysis, and incident response and management.

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

EXISTING CONTRACT PROFILES

As of December 31, 2010, we had a portfolio of 36 active contracts with the federal government. Contract mix for the year ended December 31, 2010 was 50% fixed price contracts and 50% time and materials contracts.

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

Our contract mix for the fiscal years ended 2010 and 2009 is summarized in the table below.

Contract Type	2010	2009
Fixed Price (FP)	50%	56%
Time and Materials (T&M)	50%	44%
Cost-Plus (CP)	0%	0%

Listed below are our top programs by 2010 revenue, including single award and multiple award contracts.

TOP PROGRAMS/CONTRACTS BY 2010 REVENUE
($ in millions)

Contract Programs	Customer	Period of Performance	2010 Revenue	Estimated Remaining Contract Value as of 12/31/10	Type
OCC-GSO	Department of Treasury – Office of the Comptroller of the Currency	January 2005 – September 2012	$5.9	$10.5	FP
AAJV	Department of State	May 2007 – May 2012	$4.9	$7.7	T&M
DISA UPS	Department of Defense – Defense Information Systems Agency	May 2010 – May 2011	$4.4	$8.6	FP

DESCRIPTION OF MAJOR PROGRAMS / CONTRACTS:

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

DEPARTMENT OF STATE –  (“AAJV”)

We employ personnel supporting the digital forensics efforts for the Bureau of Diplomatic Security, the security and law enforcement arm of the U.S. Department of State. The Company’s cleared forensics experts serve as a 24x7x365 incident response team, which operates globally in support of classified and unclassified counter-intelligence, counter-terrorism, and visa fraud cases. Our forensics analysts extract, preserve, and secure forensics evidence from computers and other digital media devices. The Company also supports an audio/video forensics capability. Many of our technical experts supporting this contract have technical certifications in the use of advanced forensics tools such as EnCase.

DEPARTMENT OF DEFENSE – DEFENSE INFORMATION SYSTEMS AGENCY (“DISA”)

A task order issued under a GSA contract (Schedule 56), this project involves the re-design and replacement of the existing electrical distribution systems for a key Defense Enterprise Computing Center, which supports the continuous operation of a global net-centric enterprise for the DoD community. We analyze the existing infrastructure in order to design and implement a new system in accordance with DISA facility standards. The Company’s personnel provide engineering and design support for the implementation of a new Uninterruptible Power Supply (“UPS”) system to ensure that critical data center loads have a continuous electric supply even in the event of utility outages.

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

Total backlog as of December 31, 2010 was approximately $76.8 million, of which approximately $28.8 million was funded. Total backlog as of December 31, 2009 was approximately $77.1 million, of which approximately $17.7 million was funded. However, there can be no assurance that we will receive the amounts we have included in backlog or that we will ultimately recognize the full amount of our funded backlog as of December 31, 2010. We estimate our funded backlog will be recognized as revenue during fiscal 2011 or thereafter.

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

BUSINESS DEVELOPMENT SUMMARY

Our business development function is based on a team approach wherein our executives, business development (“BD”), and operations managers and staff interact and coordinate closely on a day-to-day basis to seek to build our business in mission-critical areas for our customers. New opportunities are identified and qualified by all three functional areas (executive, BD, and operations)—we believe that this helps to gain leverage from our BD budgeted resources as well as to more quickly and effectively penetrate our targeted client organizations.

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

PEOPLE

As of December 31, 2010, we had 196 personnel (full time, part time, and consultants). Of total personnel, 174 were cybersecurity and IT service delivery professionals and consultants and 22 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, internal information systems, and administrative functions. None of our personnel is represented by a collective bargaining unit. As of December 31, 2009, we had 169 personnel (full time, part time, and consultants). Of total personnel, 150 were cybersecurity and IT service delivery professionals and consultants and 19 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, internal information systems, and administrative functions.

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

ITEM 1A. RISK FACTORS

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

We have relied on significant external financing to fund our operations. As of December 31, 2010 and December 31, 2009, we had $94,746 and $895,711, respectively, in cash and our total current assets were $14,934,541 and $7,786,579, respectively. As of December 31, 2010, current liabilities exceeded current assets by $101,337. We may need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. If we do not maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing may result in the need to curtail business operations.

On February 27, 2009, the Company completed the sale, in a private placement transaction (the “Private Placement”), of 6,206 shares of Series A-1 Senior Preferred Stock (“Series A-1 Preferred Stock”), Class A Warrants to purchase up to an aggregate of approximately 79.6 million shares of common stock with an exercise price equal to $0.0780 per share (the “Class A Warrants”) and Class B Warrants to purchase up to an aggregate of approximately 69.1 million shares of common stock at an exercise price of $0.0858 per share (the “Class B Warrants”) to a group of investors, led by Hale Capital Partners, LP (“Hale Capital”). Paradigm received gross proceeds of approximately $6.2 million from the private placement. Among the use of proceeds, $2.1 million was used to pay off the promissory note issued in connection with our acquisition of Trinity, we paid fees and transaction costs of approximately $1.1 million and we used the remaining $3.0 million to pay down debt and for general working capital purposes.

On May 26, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hale Capital and EREF PARA, LLC (“EREF” and together with Hale Capital, the “Purchasers”) and consummated the issuance and sale of Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Notes”) to the Purchasers, for an aggregate purchase price of $4,000,000. In addition, the Company issued 3,428,571 shares (the “Fee Shares”) of the Company’s common stock, to the Purchasers, at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement. The Company used the net proceeds from the sale of the Notes as security for the issuance of a letter of credit to secure a performance bond.

Despite the proceeds from the Private Placement and the Notes, we may need to raise additional capital in the future. Our inability to obtain adequate financing may result in the need to curtail business operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ALL OF OUR ASSETS ARE PLEDGED TO SECURE CERTAIN DEBT OBLIGATIONS, WHICH WE COULD FAIL TO REPAY

Our Loan and Security Agreement, dated March 13, 2007, with Silicon Valley Bank (“SVB”), secures our repayment obligations with a first priority perfected security interest in any and all assets of Paradigm as described in the Loan and Security Agreement and in related intellectual property security agreements. In addition, we have granted a second priority security interest in our assets to the Purchasers to secure our obligations under the Notes. Under the Loan and Security Agreement, our line of credit is due on demand and interest is payable monthly based on a floating per annum rate based on the Prime Rate plus a premium as is more fully set forth in Loan and Security Agreement. In the event we are unable to timely repay any amounts owed under the Loan and Security Agreement or under the Notes issued to the Purchasers, we could lose all of our assets and be forced to curtail our business operations. In addition, because our debt obligations with SVB are secured with a first priority lien and our debt obligations to the Purchasers are secured with a second priority lien, it may make it more difficult for us to obtain additional debt financing from another lender, or obtain new debt financing on terms favorable to us, because such new lender may have to be willing to be subordinate to SVB and the Purchasers. The expiration date of the Loan and Security Agreement has been extended to May 15, 2011 and the Notes mature on May 26, 2011.

ALL OF OUR REVENUE WOULD BE SUBSTANTIALLY THREATENED IF OUR RELATIONSHIPS WITH AGENCIES OF THE FEDERAL GOVERNMENT WERE HARMED

Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenue could decline substantially and we could be forced to curtail our business operations. During the year ended December 31, 2010, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our four largest clients, all agencies within the federal government, generated approximately 76% of our revenue. We believe that federal government contracts are likely to continue to account for a significant portion of our revenue for the foreseeable future.

WE MAY LOSE MONEY OR GENERATE LESS THAN ANTICIPATED PROFITS IF WE DO NOT ACCURATELY ESTIMATE THE COST OF AN ENGAGEMENT WHICH IS CONDUCTED ON A FIXED-PRICE BASIS

We perform a significant portion of our engagements on a fixed-price basis. We derived 50% of our total revenue in the fiscal year ended December 31, 2010 and 56% of our total revenue in the fiscal year ended December 31, 2009 from fixed-price contracts. Fixed price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices.

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

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based upon factors such as historical trends, competition, and budget availability. In the case of contracts which may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts typically are only partially funded at any point during their term and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Our estimate of the portion of backlog from which we expect to recognize revenue in fiscal 2011 or any future period is likely to be inaccurate because the receipt and timing of any of these revenue is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual receipt of revenue on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. Additionally, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. We also derive revenue from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity which is generally very small. If we fail to realize revenue included in our backlog, our revenue and operating results for the then current fiscal year as well as future reporting periods may be materially harmed.

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

OUR LOAN AND SECURITY AGREEMENT WITH SVB, THE NOTES AND RELATED AGREEMENTS WITH THE PURCHASERS, OUR PREFERRED STOCK PURCHASE AGREEMENT WITH THE HOLDERS OF OUR SERIES A-1 SENIOR PREFERRED STOCK AND THE CERTIFICATE OF DESIGNATIONS OF THE SERIES A-1 SENIOR PREFERRED STOCK CONTAIN COVENANTS THAT MAY LIMIT OUR LIQUIDITY AND CORPORATE ACTIVITIES

Our Loan and Security Agreement with SVB, the Notes and related agreements with the Purchasers, our Preferred Stock Purchase Agreement with the holders of our Series A-1 Senior Preferred Stock and the Certificate of Designations of the Series A-1 Senior Preferred Stock impose operating and financial restrictions on us. These restrictions may limit our ability to, among other things:

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies during 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for Western and emerging economies. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. As a result of the instability in the credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If the financial institution that supports our existing credit facility fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit facility. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on our business, results of operations or financial condition.

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

Holders of our Series A-1 Senior Preferred Stock have the right to appoint a majority of our Board of Directors. In addition, each share of Series A-1 Preferred Stock entitles the holder to such number of votes as shall equal the quotient of (x) the total number of shares of Common Stock issuable upon exercise of all Class A Warrants then outstanding, divided by (y) the total number of shares of Series A-1 Preferred Stock then outstanding. As a result, the holders of our Series A-1 Preferred Stock hold a majority of the outstanding voting equity of the Company. In addition, holders of our Series A-1 Preferred Stock have the right to approve certain corporate actions.

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

The holders of our Class A Warrants and Class B Warrants have the right to acquire approximately 75.6% of the fully-diluted common stock of the Company. The issuance of these shares upon exercise of the Class A Warrants and Class B Warrants will decrease the ownership percentage of current outstanding shareholders and may result in a decrease in the market price of our common stock.

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

FAILING TO MAINTAIN STRONG RELATIONSHIPS WITH PRIME CONTRACTORS COULD RESULT IN A DECLINE IN OUR REVENUE

We derived approximately 52% of our revenue during the year ended December 31, 2010 through our subcontractor relationships with prime contractors, which, in turn, hold the prime contract with end-clients. We project over the next few years the percentage of subcontractor revenue will increase significantly. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose this source of revenue, which, if not replaced, could adversely affect our operating results.

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

IF WE EXPERIENCE DIFFICULTIES COLLECTING RECEIVABLES IT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED

As of December 31, 2010, 25% of our total assets were in the form of accounts receivable. Thus, we depend on the collection of our receivables to generate cash flow, provide working capital, pay debt, and continue our business operations. As of December 31, 2010, we had unbilled receivable of $2,517,364 included in the total accounts receivable for which we are awaiting authorization to invoice. If the federal government, any of our other clients, or any prime contractor for whom we are a subcontractor does not authorize us to invoice or fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds, or lack of an approved budget.

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

Our current competitors include, and may in the future include, information technology services providers and large government contractors such as Pragmatics, Booz Allen & Hamilton, Computer Sciences Corporation, Wyle, SRA, ATS, Electronic Data Systems, Science Applications International Corporation, and Lockheed Martin.

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

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

Our common stock is traded on the OTCOB. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in the information technology services industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock for the year ended December 31, 2010 was 1,727 shares per day. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

The SEC has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Our common stock is currently trading at under $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our common stock will be considered a penny stock.  Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements, among others, may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at the following locations:

Location	Square Feet	Monthly Rent	Expiration Date
9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850 (a)	15,204	$33,868	May 31, 2012
2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852 (a)	14,318	$39,712	May 31, 2011
2424 West Vista Way, suite 204, Oceanside, CA 92054 (b)	2,127	$4,106	November 30, 2010

(a)
We moved our Headquarters from 2600 Tower Oaks Boulevard, Suite 500, Rockville, Maryland 20852 to 9715 Key West Avenue, Third Floor, Rockville, Maryland 20850 in June 2006. We subleased two-thirds of the Key West Avenue facility in February 2010 and subleased the entire Tower Oaks Boulevard facility in June 2006. The monthly rent is $16,884 and $38,852, respectively.

(b)
This facility was assumed in connection with the Trinity acquisition and is used for general business purposes. As part of our acquisition and integration plan, we subleased this facility in March 2008.

Management believes our principal office located at 9715 Key West Avenue in Rockville, Maryland is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

On April 8, 2009, Samuel Caldwell and Zulema Caldwell, former owners of Caldwell Technology Solutions, LLC (“CTS”), initiated an action (the “Action”) against the Company in Montgomery County Circuit Court, Maryland, alleging claims arising out of the Company’s purchase of CTS in July 2007. Specifically, the Complaint alleged that the Company breached the Purchase Agreement dated June 6, 2007 among the Company, CTS and Mr. and Mrs. Caldwell (the “Purchase Agreement”) by failing to pay “earn-out” compensation pursuant to the terms of the Purchase Agreement. The Complaint also alleged other related claims. The Company, in turn, filed several Counterclaims against the Caldwells.

During the discovery phase of the litigation, the parties agreed to settle any and all claims alleged in the Action, without any admission of liability on the part of any party, by payment by the Company to the Caldwells and their legal counsel in the total amount of $250,000, such amount to be paid in four installments, with the final installment paid in November 2010. All required payments were timely made and the Court dismissed the Action on December 29, 2010. The Settlement Agreement also contains a complete mutual release of claims between the parties.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 1, 2011, our common stock ceased to be quoted on the Over-the-Counter Bulletin Board and it is now quoted on the OTCOB under the symbol “PDHO”.

Set forth below is a table summarizing the high and low bid quotations for our common stock during the last two fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  All historical data was obtained from www.otcbb.com.

YEAR 2010	High Price	Low Price
Quarter Ended December 31, 2010	$0.04	$0.02
Quarter Ended September 30, 2010	$0.09	$0.03
Quarter Ended June 30, 2010	$0.09	$0.05
Quarter Ended March 31, 2010	$0.08	$0.05

YEAR 2009	High Price	Low Price
Quarter Ended December 31, 2009	$0.08	$0.04
Quarter Ended September 30, 2009	$0.20	$0.04
Quarter Ended June 30, 2009	$0.20	$0.07
Quarter Ended March 31, 2009	$0.07	$0.05

On March 18, 2011, we had approximately 2,700 holders of record of our common stock, although there are more beneficial owners.

DIVIDENDS

We have not paid any dividend on our common stock and do not anticipate paying any cash dividend in the foreseeable future on our common stock. In addition, our credit facility with Silicon Valley Bank (“SVB”), the Notes and related agreements and the documents governing our Series A-1 Preferred Stock restrict our ability to pay dividend on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We cannot assure investors that we will ever pay cash dividends on our common stock. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Equity Compensation Plan Information

The following table gives information about equity awards as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,102,000	$0.44	1,816,546
Equity compensation plans not approved by security holders (2)	2,685,898	$0.20	--
Total	5,787,898	$0.33	1,816,546

(1)
Represents (i) a total of 2,625,000 shares of restricted common stock issued to key employees and directors and (ii) options granted to employees to acquire 477,000 shares of the Company’s common stock.

(2)
Represents (i) 1,000,000 shares issuable upon exercise of options granted to employees and directors before adoption and approval of the 2006 Stock Incentive Plan on August 3, 2006, (ii) a warrant issued to acquire 83,333 shares of the Company’s common stock to the placement agent in connection with the sale of the Company’s Series A Preferred Stock on July 25, 2007, and (iii) a warrant issued to acquire 1,602,565 shares of the Company’s common stock to the placement agent in connection with the sale of the Company’s Series A-1 Preferred Stock on February 27, 2009. The options include (i) an option, granted to Peter LaMontagne, the Company’s President and Chief Executive Officer on May 15, 2006, to purchase 500,000 shares of common stock, that expires on May 15, 2016, is subject to three year vesting and has an exercise price of $0.30 per share and (ii) options granted on December 15, 2005 to 11 employees and directors to purchase an aggregate of 500,000 shares of common stock, which expire on December 15, 2015, are fully vested and have an exercise price of $0.30 per share. The warrant has an exercise price of $1.20 per share and expires on July 25, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 2, 2010	13,848,183	$0.01	--	--
Total	13,848,183	$0.01	--	--

(1) On December 2, 2010, the Securities and Exchange Commission, pursuant to a Final Judgment as to Defendant FTC Capital Markets, Inc. issued by the United States District Court Southern District of New York on August 26, 2010 with respect to the action captioned Securities and Exchange Commission, Plaintiff, against FTC Capital Markets, Inc., FTC Emerging Markets, Inc., also d/b/a FTC Group, Guillermo David Clamens, Lina Lopez a/k/a Nazly Cucunuba Lopez, Defendants, Case No. 09 Civ. 4755 (PGG) and an Order of the United States District Court Southern District of New York dated November 24, 2010 in connection with such action, sold 13,848,183 shares of common stock of the Company, held by FTC Emerging Markets, Inc. to the Company for $0.01 per share.

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

GENERAL

Paradigm provides information technology (IT) and business solutions primarily for U.S. Federal Government enterprises. Paradigm specializes in comprehensive cybersecurity solutions involving network monitoring and forensics as well as continuity of operations and disaster recovery planning.  The Company also provides systems engineering and IT infrastructure support solutions. Headquartered in Rockville, Maryland, the Company was founded based upon strong commitment to high standards of performance in support of customer mission success, integrity, and employee development.

With an established core foundation of experienced executives, we have grown from six employees in 1996 to the current level of 196 personnel (full time, part time, and consultants). Our annual revenue was approximately $35.0 million in 2010.

As of December 31, 2010, Paradigm was comprised of three subsidiary companies: 1) Paradigm Solutions Corporation, which was incorporated in 1996 to deliver IT services to federal agencies, 2) Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver cybersecurity solutions into the national security marketplace, and 3) Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of national security programs within the intelligence community.

We derive substantially all of our revenue from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the year ended December 31, 2010, our business was comprised of approximately 50% fixed price and 50% time and material contracts.

At the end of December 31, 2010, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our four largest clients, all agencies within the federal government, generated approximately 76% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

PERCENTAGE-OF-COMPLETION CONTRACTS

The Company records certain construction type contracts, primarily in its mission critical infrastructural area, under the percentage-of-completion method of accounting. Amounts recognized in revenues are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.” When using the percentage-of-completion method, the Company must be able to accurately estimate the total costs it expects to incur on a project in order to record the amount of revenues for that period. The Company continually updates its estimates of costs and the status of each contract with its subcontractors. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized when it is determined. The impact of revisions in contract estimates is recognized on a cumulative basis in the period in which the revisions are made.

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

For the annual goodwill impairment assessment, the Company used both the income approach (i.e., discounted cash flow method) and the market approach (i.e., the guideline public company method and the merger and acquisition method) to value its reporting unit. The discounted cash flow method consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting unit. The projected future cash flows are discounted using the weighted average cost of capital, which is calculated by weighting the required returns on interest-bearing debt and equity in proportion to their estimated percentages. The guideline public company method applies a market multiple, based on seven similar public companies, to the projected EBITDA (earnings before interest, income taxes, depreciation and amortization) of the Company for the fiscal years ending December 31, 2011, 2012 and 2013. The guideline merged and acquired company method applies a market multiple, based on thirty four (34) recently observed transactions within the Company’s peer group, to the Company’s projected 2011,  2012 and 2013 EBITDA results. The Company weighted the three valuation methods equally to determine the fair value of its reporting unit, which is approximately $14 million above the carrying value. The Company does not believe that by weighting the three methods differently, the conclusion would have yielded a different result as the values from all three methods were similar.

Even though the analysis as of December 31, 2010 indicated that no impairment exists, future impairment reviews may result in the recognition of such impairment if the Company experiences a further significant decline in the stock price, a significant decline in expected future cash flows, or a significant adverse change in growth rates.

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

VALUATION OF WARRANTS

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of ASC 815-40. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability as of December 31, 2010. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

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

RECENT ACCOUNTING STANDARDS

New accounting standards that have a current or future potential impact on Paradigm’s consolidated financial statements are as follows:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles  - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)”. This ASU provides guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is in the process of evaluating the impact the amendments to ASC 350 will have on its consolidated finance statements.

In December 2010, the FASB issued ASU 2010-28, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)”. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply ASU 2010-28 to its future acquisitions, if any.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20”. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update No. 2010-20 for public entities.

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The FASB also issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force” to amend the scope of arrangements under ASC 985, “Software”, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company prospectively applies the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, effective January 1, 2011. The adoption of ASU 2009-13 and ASU 2009-14 did not materially impact the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The amendments in this update are effective, on a prospective basis, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. Both ASU 2009-13 and ASU 2009-14 must be adopted in the same period and must use the same transition disclosures. The Company adopted ASU 2009-13 and ASU 2009-14 on January 1, 2011. The adoption of ASU 2009-13 and ASU 2009-14 did not materially impact the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements, as the Company had no transfers in between categories.

In January 2010, the Company adopted the guidance to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as the Company does not currently hold any variable interests.

RESULTS OF OPERATIONS

The following table sets forth the relative percentages that certain items of expense and earnings bear to revenue.

Consolidated Statements of Operations Years Ended December 31, 2010 and 2009

	Years Ended December 31,
(in thousands, except the percentages)	2010	2009	2010	2009

Statements of operations data:
Contract revenue	$34,961	$32,176	100.0%	100.0%
Cost of revenue	27,456	25,021	78.5	77.8
Gross margin	7,505	7,155	21.5	22.2
Selling, General & Administrative	6,501	7,059	18.6	21.9
Income from operations	1,004	96	2.9	0.3
Total other expense	(1,668)	(1,454)	(4.8)	(4.5)
Provision (benefit) for income taxes	128	(85)	0.4	(0.2)
Net loss	$(792)	$(1,273)	(2.3%)	(4.0%)

The table below sets forth the service mix in revenue with related percentages of total revenue.

	Years Ended December 31,
(in thousands, except the percentages)	2010	2009	2010	2009

Federal service contracts	$23,421	$21,330	67.0%	66.3%
Federal repair & maintenance contracts	11,540	10,846	33.0%	33.7%
Total revenue	$34,961	$32,176	100.0%	100.0%

YEAR ENDED DECEMBER 31, 2010 COMPARED WITH YEAR ENDED DECEMBER 31, 2009

Revenue. For the year ended December 31, 2010, revenue increased 8.7% to $35.0 million from $32.2 million for the same period in 2009. The increase in revenue is attributable to increases in our federal service and repair and maintenance contract revenue of $2.1 million and $0.7 million, respectively. The increase in service contract revenue is attributable to the expansion of existing service contracts and recent contract wins in the cybersecurity area and the increase in repair and maintenance revenue is attributable to recent contract wins which is partially offset by a reduction in revenue on one existing federal contract due to a reduction in scope.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the year ended December 31, 2010, cost of revenue increased by 9.7% to $27.5 million from $25.0 million for the same period in 2009. The increase in cost of revenue was primarily attributable to the corresponding increase in revenue. Cost of revenue for our service business increased $1.7 million and cost of revenue for our repair and maintenance business increased $0.8 million. As a percentage of revenue, cost of revenue was 78.5% for the year ended December 31, 2010 as compared to 77.8% for the year ended December 31, 2009. The increase in cost as a percentage of revenue was primarily due to increase in revenue.

Gross Margin. For the year ended December 31, 2010, gross margin increased 4.9% to $7.5 million from $7.2 million for the same period in 2009. Gross margin as a percentage of revenue decreased to 21.5% for the year ended December 31, 2010 from 22.2% for the year ended December 31, 2009. Gross margin as it relates to our service business increased 8.6% to $5.5 million from $5.1 million for the same period in 2009. The increase in services gross margin is directly attributable to the increase in revenue. Gross margin, as it relates to our repair and maintenance business, decreased 4% to $2.0 million from $2.1 million for the same period in 2009. The decrease in maintenance gross margin is mainly due to the lower margin at our mission critical infrastructure practice area.

Selling, General & Administrative. For the year ended December 31, 2010, selling, general & administrative (SG&A) expenses decreased 7.9% to $6.5 million from $7.1 million for the same period in 2009. As a percentage of revenue, SG&A expenses decreased to 18.6% for the year ended December 31, 2010 from 21.9% for the same period in 2009. The decrease in SG&A expenses is due to the Company’s cost reduction efforts relating to reducing facility costs and indirect salary and consulting fees since the second half of 2009, which were partially offset by higher legal fees incurred for proxy filings and the settlement of the Action (see “Legal Proceedings”). Management intend to continue monitoring SG&A expenses in 2011 to manage SG&A spending. The decrease in percentage is directly attributable to the increase in revenue.

Other Expense. For the year ended December 31, 2010, other expense increased 14.7% to $1.7 million from $1.5 million for the same period in 2009. The increase in other expense was primarily attributable to higher interest expense recorded on the mandatorily redeemable Series A-1 Preferred Stock issued on February 27, 2009 via a private placement and the promissory notes issued in May 2010 discussed below which is partially offset by the gain from the change in fair value of the put warrants. As a percentage of revenue, other expense increased to 4.8% for the year ended December 31, 2010 from 4.5% for the same period in 2009. The increase in percentage is directly attributable to higher interest expenses discussed above. We expect to have a higher overall interest expense due to interest expense on the mandatorily redeemable Series A-1 Preferred Stock issued on February 27, 2009 and promissory notes issued in May 2010 which mature in May 2011 but a lower interest expense on our line of credit facility in 2011 as a result of the trend in the interest rate market and the level of debt outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion.

Income Taxes. For the year ended December 31, 2010, income tax expense increased to $128 thousand from income tax benefit of $85 thousand for the same period in 2009. The Company’s tax provision for the year ended December 31, 2010 and 2009 represents an estimated annual effective tax rate, excluding discrete items, of (13.03%) and 11.0%, respectively. The decrease in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable Series A-1 Preferred Stock and the gain in change in fair value of warrants which are not deductible and taxable under applicable tax laws.

Net Loss. For the year ended December 31, 2010, net loss decreased to $0.8 million from $1.3 million for the same period in 2009. The decrease in net loss was mainly due to lower SG&A expenses and higher gross margin which were partially offset by higher interest expenses associated with promissory notes issued by us in May 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are financing our cost of operations, capital expenditures, servicing our debt and paying dividends and redemption payments on our preferred stock. Our sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under our working capital line of credit. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our working capital line of credit. As of December 31, 2010, the Company had a working capital deficit of $0.1 million. Based upon the current level of operations, we believe that cash flow from operations, together with borrowings available from our working capital line of credit with SVB will be adequate to meet future liquidity needs for the next twelve months.

For the year ended December 31, 2010, we used $0.8 million in cash and cash equivalents compared to $0.8 million of cash generated for the same period in 2009.

Net cash used in operating activities was $3.7 million for the year ended December 31, 2010 compared to $0.3 million of cash provided for the same period in 2009. The increase in net cash used in operating activities was primarily attributable to increase in restricted cash. As of December 31, 2010, we had cash on hand of $0.1 million.

Net loss was $0.8 million for the year ended December 31, 2010 compared to $1.3 million for the same period in 2009. The decrease in net loss was mainly due to lower SG&A expenses and higher gross margin which were partially offset by higher interest expenses associated with promissory notes issued by us in May 2010.

Accounts receivable decreased by $0.2 million for the year ended December 31, 2010 compared to $1.4 million for the same period in 2009. The decrease in accounts receivable for 2010 was attributable to more focused billings and collection efforts. The decrease in accounts receivable for 2009 was attributable to more focused billings and collection efforts and reclassification of a $0.5 million receivable from one customer to other non-current assets based on the payment arrangement with that customer.

Restricted cash increased by $4.0 million for the year ended December 31, 2010 compared to a balance of zero for the same period in 2009. Restricted cash consists principally of cash held in money market accounts securing an outstanding letter of credit issued by SVB to secure a performance bond issued in favor of a federal agency.

Costs and earnings in excess of billings on uncompleted contracts increased by $3.4 million for the year ended December 31, 2010 compared to a balance of zero for the same period in 2009. Costs and earnings in excess of billings on uncompleted contracts represent the amount unbilled on one of the newly won contracts as of December 31, 2010.

Accounts payable increased by $3.0 million for the year ended December 31, 2010 compared to a decrease of $1.1 million for the same period in 2009. The increase in accounts payable for 2010 was primarily reflective of the costs on the uncompleted contracts discussed above. The decrease in accounts payable for 2009 was primarily reflective of decreased cost of revenue and payments made to various vendors with the proceeds from the private placement completed on February 27, 2009.

Net cash used in investing activities was $64 thousand for the year ended December 31, 2010 compared to $44 thousand for the same period in 2009. Net cash used in investing activities in 2010 and 2009 was primarily due to the purchases of property and equipment.

Net cash provided by financing activities was $2.9 million for the year ended December 31, 2010 compared to $0.6 million of cash used in for the same period in 2009. Net cash provided by financing activities in 2010 was due to proceeds from the promissory notes issued on May 27, 2010. Net cash provided by financing activities in 2009 was due to proceeds from the private placement completed on February 27, 2009 which were partially offset by payments made to pay down the Company’s line of credit with SVB and to pay off the promissory note issued in connection with the Company’s acquisition of Trinity.

As of December 31, 2010, 25% of the total assets were in the form of accounts receivable, thus, the Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of December 31, 2010, the Company had unbilled receivables of $2.5 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

The annual dividend on the Series A-1 Preferred Stock accrues on a daily basis and compounds monthly, with 40% of such dividend payable in cash and 60% of such dividend payable by adding such amount to the Stated Value per share of the Series A-1 Preferred Stock. The Company is generally required to make cash dividend payments ranging from $26,000 to $29,000 a month. Based on the dividend accrued as of December 31, 2010, the Stated Value per share as of such date was $1,150.

Any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations of Series A-1 Senior Preferred Stock the (the “Certificate of Designations”)) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. As of December 31, 2010, the Company had redeemed approximately 90 shares of Series A-1 Preferred Stock and no redemptions with respect to any Excess Cash Flow had been made in accordance with restrictions placed by SVB with respect to such redemptions and/or the Company’s lack of Excess Cash Flow. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock (other than certain excluded shares of Series A-1 Preferred Stock) held by that Purchaser for no additional consideration.

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

The Preferred Stock Purchase Agreement and the Certificate of Designations also contain certain affirmative and negative covenants. The affirmative covenants include certain financial covenants, including revenue, EBDITA, working capital and net cash covenants. The Company was in compliance with these financial covenants as of December 31, 2010.

The affirmative covenants also include a requirement that the Company file proxy materials with the SEC and hold a shareholder meeting to approve certain matters, including, among other things, the reincorporation of the Company into the State of Delaware or Nevada and the approval of certain rights of the holders of the Series A-1 Preferred Stock, no later than the dates specified in the Preferred Stock Purchase Agreement and the Certificate of Designations. The Company failed to file such proxy materials or to hold such meeting within the specified time period, however, the Company did file such proxy materials with the SEC on October 15, 2010 and the shareholder meeting was held on November 11, 2010 and the Company has reincorporated into the State of Nevada.

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

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the Warrants, the effective interest rate is 26% as of December 31, 2010. The Company also incurred approximately $1,175,000 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the Warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred Stock from the date of issuance to December 31, 2010, was a decrease of approximately $1.5 million from $1.9 million as of February 27, 2009 to $0.4 million as of December 31, 2010. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the year ended December 31, 2010, the change of fair value of the Warrants was ($1.0) million.

On May 26, 2010, the Purchasers and the Company, entered into the Consent and Amendment (the “Consent and Amendment”) to the Preferred Stock Purchase Agreement, dated February 27, 2009, by and among the Company and the Purchasers (the “Preferred Stock Agreement”), to, among other things: (i) grant registration rights to the Purchasers with respect to the Fee Shares (which are defined below); (ii) restrict the exercisability of the Warrants held by the Purchasers until the earlier to occur of (x) August 31, 2010 and (y) the consummation of the merger of Paradigm Holdings, Inc., a Wyoming corporation (“Paradigm Wyoming”), with and into Paradigm Holdings, Inc., a Nevada corporation (“Paradigm Nevada”) ; (iii) limit the Company’s obligation to reserve shares with respect to the Warrants during such period; (iv) exclude the Notes and Fee Shares from certain participation rights granted to the purchasers of securities under to the Preferred Stock Agreement ; and (v) amend the Company’s existing right to repurchase Series A-1 Preferred Stock for no additional consideration following the occurrence of certain events as provided in the Preferred Stock Purchase Agreement to exclude certain “Excluded Shares” (as defined in the Consent and Amendment) from such provision.

On September 24, 2010, the Company and the Purchasers entered into an Amendment to Preferred Stock Purchase Agreement effective as of August 31, 2010, to, among other things: (i) restrict the exercisability of the Warrants held by the Purchasers until the earlier to occur of (x) November 1, 2010 and (y) the consummation of the merger of Paradigm Wyoming with and into Paradigm Nevada; provided, that the foregoing restriction shall not apply in the event of a Fundamental Transaction (as defined in the Warrants), and (ii) limit the Company’s obligation to reserve shares with respect to the Warrants during such period.

At the Special Meeting of Shareholders of Paradigm Wyoming, on November 11, 2010, Paradigm Wyoming’s shareholders approved the proposed merger (the “Merger”) of Paradigm Wyoming with and into a wholly-owned subsidiary, Paradigm Nevada, for the purpose of changing the domicile of Paradigm Wyoming from Wyoming to Nevada in accordance with the terms of the Agreement and Plan of Merger dated May 5, 2010 between Paradigm Wyoming and Paradigm Nevada. Following the approval by the Paradigm Wyoming shareholders, the Merger was effected on December 14, 2010. As a result, Paradigm is now a Nevada corporation and has continued to be name “Paradigm Holdings, Inc.”

Upon the effective date of the Merger, by virtue of the Merger and without any action on the part of any holder thereof, each share of Paradigm Wyoming’s common stock, $0.01 par value per share, outstanding immediately prior thereto was changed and converted into one fully paid and non-assessable share of the common stock of Paradigm Nevada, par value $0.01 per share, with the rights and privileges thereto appertaining. Paradigm Wyoming’s outstanding options and warrants also were assumed by Paradigm Nevada and are exercisable for Paradigm Nevada common stock on the same terms (including, without limitation, the same exercise price) as existed prior to the Merger. In addition, upon the effective date of the Merger, by virtue of the Merger and without any action on the part of any holder thereof, each share of Paradigm Wyoming’s Series A-1 Senior Preferred Stock, $0.01 par value per share, outstanding immediately prior thereto was changed and converted into one fully paid and non-assessable share of the Series A-1 Senior Preferred Stock of Paradigm Nevada, par value $0.01 per share, with the rights and privileges thereto appertaining.

As a result of the Merger, the Amended and Restated Articles of Incorporation of Paradigm Nevada and the Bylaws of Paradigm Nevada became the Company's Articles of Incorporation and Bylaws following the Merger. The Amended and Restated Articles of Incorporation of Paradigm Nevada authorize 250,000,000 shares of common stock of Paradigm Nevada. As a result, the Class A Warrants are fully exercisable for 79,602,604 shares of Paradigm Nevada’s common stock and the Class B Warrants are fully exercisable for 69,062,248 shares of Paradigm Nevada’s common stock. The Merger did not result in any change in the Company’s current business, management, or location of the Company’s principal executive offices, assets, liabilities or net worth.

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

On June 11, 2010, the Company and SVB entered into a Fifth Loan Modification Agreement. This Fifth Loan Modification Agreement, among other things, (i) reduces the early termination fee payable by the Company from $100,000 to $45,000, (ii) modifies the finance charge and collateral handling fee payable by the Company, (iii) revises the Company’s financial covenants, (iv) waives the Company’s failure to comply with certain financial covenants for the three month periods ended February 28, 2010, March 31, 2010, April 30, 2010 and May 31, 2010, (v) revises the circumstances pursuant to which the Company may redeem shares of Series A-1 Senior Preferred Stock without the prior written consent of SVB, (vi) adds certain new definitions and amends the definitions of “Prime Rate”, “Eligible Accounts” and “Applicable Rate” and (vii) extends the maturity date to May 15, 2011. The Company was in compliance with the EBITDA covenant set forth in the Loan and Security Agreement as of December 31, 2010. As of December 31, 2010, the Company had $3.1 million outstanding, and $1.4 million additional availability, under its working capital line of credit with SVB.

Even though the Company was in compliance with the EBITDA covenant requirement as of December 31, 2010, it is reasonably possible that the Company may not be in compliance in future periods if the Company cannot maintain the same levels of profitability.

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

Notes Payable – Promissory Note

On May 26, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hale Capital Partners, LP (“Hale Capital”) and EREF PARA, LLC (“EREF” and together with Hale Capital, the “Purchasers”) and consummated the issuance and sale of Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Notes”) to the Purchasers, for an aggregate purchase price of $4,000,000, pursuant to such agreement. In addition, the Company issued 3,428,571 shares (the “Fee Shares”) of the Company’s common stock to the Purchasers at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement. The Company used the net proceeds from the sale of the Notes as security for the issuance of a letter of credit to secure the Performance Bond (as defined below). Refer to Note 18 of the Notes to Consolidated Financial Statements for a further discussion of the Performance Bond.

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

Bond Commitment

The Company was required by a certain governmental agency to post performance and payment bonds for one of its contracts which was won in the second quarter of 2010. The bonds were obtained through the surety company Zurich NA and guarantee to the customer that the Company will perform under the terms of the contract and to pay vendors. If the Company fails to perform under the contract or to pay vendors, the customer may require that the insurer make payments or provide services under the bonds. The bonds were further secured by an irrevocable letter of credit of $4.0 million. At December 31, 2010, the Company had $13.0 million in performance and payment bonds outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the year ended December 31, 2010. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of Paradigm’s internal control over financial reporting as of December 31, 2010 based upon the criteria set forth in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of December 31, 2010, Paradigm’s internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as of December 31, 2010 with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company
Raymond A. Huger	64	Chairman of the Board of Directors
Peter B. LaMontagne	44	President, Chief Executive Officer (“CEO”) and Director
Richard Sawchak	36	Senior Vice President and Chief Financial Officer
Anthony Verna	44	Senior Vice President, Strategy and Business Development
Robert Boakai	42	Vice President, Enterprise IT Solutions
Martin M. Hale, Jr.	39	Director
John A. Moore	58	Director

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
2005 – 2006, Senior Vice President, US. ProTech Corporation
2000 – 2005, Vice President, ManTech International Corporation

Robert Boakai, Vice President of Enterprise IT Solutions – Mr. Boakai has served as Vice President of Enterprise Solutions of the Company since 2007. From August 2006 to March 2007, Mr. Boakai served as a Director of Information Technology at Datatrac Information Services Inc., a logistics solutions company, where he developed and implemented the strategic direction of Datatrac’s corporate IT department. From March 2004 to July 2006, Mr. Boakai served as a Senior Systems Engineer at Apptis, a federal systems integrator, where he implemented and managed complex infrastructure solutions in support of ongoing technical initiatives. From December 1999 to March 2004, Mr. Boakai served as a Vice President at JenXSystems Inc. While at JenXsystems, he played a key role in implementing and managing infrastructure and multimedia solutions in federal space. Mr. Boakai holds a Bachelor's degree in Computer Science from the University of Maryland and a Master's degree in Systems Engineering from Johns Hopkins University.

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
2005 – 2007, Board Member, Global Secure Corporation
2003 - 2004, Executive Vice President, ManTech International Corporation

NOMINATION CRITERIA

The following table identifies some of the experience, qualifications, attributes and skills that the Board considered in making its decision to appoint and nominate directors to our Board. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Board in evaluating a board candidate.

Experience, Qualification, Skill or Attribute	Huger	LaMontagne	Hale	Moore
Professional standing in chosen field	✓	✓	✓	✓
Expertise in technology or related industry	✓	✓	✓	✓
Other public company experience	✓	✓	✓	✓

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash and non-cash compensation earned by the Company’s named executive officers during the fiscal years ended December 31, 2010 and 2009. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to these named executive officers during fiscal year 2010 or fiscal year 2009. The Company did not grant any “Stock Awards” or “Option Award” during fiscal year 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (6)	Bonus ($) (6)	Stock Awards ($)	Option Awards ($)	All Other Compensation (5), (6) ($)	Total ($)
Peter LaMontagne (1)	2010	$327,000	$112,814	--	--	$14,598	$454,412
President and Chief Executive Officer	2009	$327,000	$42,500	--	--	$12,255	$381,755
Richard Sawchak (2)	2010	$250,016	$82,060	--	--	$11,571	$343,647
Senior Vice President and Chief Financial Officer	2009	$250,016	$32,500	--	--	$10,875	$293,391
Anthony Verna (3)	2010	$250,016	$64,432	--	--	$13,083	$327,531
Senior Vice President, Strategy and Business Development	2009	$250,016	$24,000	--	--	$12,535	$286,551
Robert Boakai (4)	2010	$184,825	$53,069	--	--	$7,923	$245,817
Vice President, Enterprise IT Solutions	2009	$183,919	$24,000	--	--	$7,213	$215,132

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

(5)	See All Other Compensation chart below for amounts, which include perquisites and the Company matches on employee contributions to the Company’s 401(k) plan.

Name	Year	Life Insurance Premiums	Company 401(k) Match	Total
Peter LaMontagne	2010	$4,798	$9,800	$14,598
	2009	$2,455	$9,800	$12,255
Richard Sawchak	2010	$1,771	$9,800	$11,571
	2009	$1,075	$9,800	$10,875
Anthony Verna	2010	$3,283	$9,800	$13,083
	2009	$2,735	$9,800	$12,535
Robert Boakai	2010	$3,519	$4,404	$7,923
	2009	$3,245	$3,968	$7,213

(6)	The amount in the “Salary”, “Bonus” and “All Other Compensation” columns of the Summary Compensation Table above is reported on an accrual basis.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each of the officers named in the Summary Compensation Table as of December 31, 2010.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($) (3)
Peter LaMontagne (4)	500,000	--	$0.30	5/15/2016	1,250,000	$25,000
Richard Sawchak (1), (4)	200,000	--	$0.30	12/14/2015	575,000	$11,500
Anthony Verna (4)	150,000	--	$0.30	12/18/2016	300,000	$6,000
Robert Boakai (4)	50,000	--	$0.30	5/2/2017	150,000	$3,000
	50,000	--	$0.30	8/1/2017

(1)	These options were granted on December 15, 2005 and vested immediately.
(2)
The Company modified the exercise price of the options granted prior to December 31, 2007 to $0.30 from the original exercise prices with other terms and condition remained unchanged on October 21, 2008.

(3)	Based on the closing market price of $0.02 at December 31, 2010.
(4)	The vesting dates for the option and stock awards granted are as below:

Name	Option Awards	Stock Awards
Peter LaMontagne	5/15/2009	1/2/2012; 1/2/2013
Richard Sawchak	12/15/2005	1/2/2012; 1/2/2013
Anthony Verna	12/18/2009	1/2/2012; 1/2/2013
Robert Boakai	5/3/2010; 8/2/2010	1/2/2013

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

STOCK APPRECIATION RIGHTS

On February 15, 2011, the Board of Directors of the Company approved the grant of stock appreciation rights to certain employees of the Company. Each stock appreciation right is in the form a SAR Warrant (the “SAR Warrants”) that is exercised automatically upon the occurrence of a Liquidity Event (as defined in the SAR Warrants), with respect to that number of shares that would equal a specified percentage of the shares of common stock of the Company, that are outstanding as of the Liquidity Date (as defined in the SAR Warrants) (the “Target Shareholding Percentage”), subject to the terms and conditions set forth in the SAR Warrants.

The aggregate Target Shareholding Percentages for the SAR Warrants is 15%, with each of Peter B. LaMontagne (President and Chief Executive Officer), Richard Sawchak (Senior Vice President Finance and Chief Financial Officer), Anthony Verna (Senior Vice President Business Strategy and Business Development) and Robert Boakai (Vice President, Enterprise IT Solution) having Target Shareholding Percentages of 6.5%, 2.5%, 1.83% and 1.83%, respectively.  The remaining 2.34% has been granted to certain other officers and senior employees of the Company.

The aggregate number of shares of common stock for which the SAR Warrants will be vested and automatically exercised on the Liquidity Date is equal to: (a) in the event the 1X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 50% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “1X Threshold Shares”) plus (b) solely in the event the 2X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 16.65% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “2X Threshold Shares”); plus (c) solely in the event the 3X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 16.65% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “3X Threshold Shares”); plus (d) solely in the event the 4X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 16.7% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “4X Threshold Shares”).  If the 1X Threshold has not been achieved on or prior to the Liquidity Date, the SAR Warrants will automatically be cancelled effective as of the Liquidity Date, and thereafter the grantees will not be entitled to any right, benefit or entitlement with respect to the SAR Warrants.  For purposes of the above description: (a) “1X Threshold” means the cumulative receipt by Investor (as defined in the SAR Warrants) with respect to the aggregate Investor Investment (as defined in the SAR Warrants) of an amount equal to the Investor Return (as defined in the SAR Warrants), (b) “2X Threshold” means the cumulative receipt by Investor with respect to the aggregate Investor Investment of an amount equal to two (2) times the Investor Return, (c) “3X Threshold” means the cumulative receipt by Investor with respect to the aggregate Investor Investment of an amount equal to three (3) times the Investor Return and (d) “4X Threshold” means the cumulative receipt by Investor with respect to the aggregate Investor Investment of an amount equal to four (4) times the Investor Return.

Generally, payment in respect of the SAR Warrants if exercised on a Liquidity Date will be made in a cash and will equal an amount determined by multiplying (i) times (ii): (i) is the number of shares of common stock with respect to which the SAR Warrant is being exercised; and (ii) is the excess of (A) the Fair Market Value (as defined in the SAR Warrant) of one share of common stock on the date of exercise, over (B) the Exercise Price.

The exercise price (the “Exercise Price”) of the SAR Warrants with respect to the 1X Threshold Shares, the 2X Threshold Shares and the 3X Threshold Shares is $0.081586 per share of common stock and with respect to the 4X Threshold Shares is $0.163172 per share of common stock.

COMPENSATION OF DIRECTORS

The following table shows all the fees earned or cash paid by the Company during the fiscal year ended December 31, 2010 to the Company’s non-employee directors. No option and restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended December 31, 2010.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Raymond Huger (1)	$42,500	--	--	$42,500
John A. Moore (2)	$38,194	--	--	$38,194
Martin M. Hale, Jr. (3)	$34,902	--	--	$34,902

(1)	Mr. Huger did not have any option and stock awards outstanding at fiscal year end.
(2)	Mr. Moore had options to acquire 40,000 shares of common stock and 150,000 shares of restricted common stock outstanding at fiscal year end.
(3)	Mr. Hale did not have any option and stock awards outstanding at fiscal year end.

For the fiscal year ended December 31, 2010, non-employee directors received an annual fee of $32,500 to $40,000 that is paid quarterly and received reimbursement for out-of-pocket expenses incurred for attendance at meetings of the Board of Directors. In addition to the annual fee, Messer Huger and Moore, who are members of the audit committee, received a fee of $1,500 for attending the board meeting and $1,000 for attending the audit committee, respectively, during the first quarter of fiscal year 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of March 18, 2011 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of our common stock (ii) each of our directors, (iii) each of the officers named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Common Stock (2)
Common Stock	Martin M. Hale, Jr.	152,093,423	(3)	83.52%
Common Stock	Raymond Huger	9,894,719		29.58%
Common Stock	John A. Moore	7,341,757	(4)	21.90%
Common Stock	Harry Kaneshiro	3,450,000	(5)	10.28%
Common Stock	Peter LaMontagne	3,040,352	(6)	8.95%
Common Stock	Richard Sawchak	2,065,352	(7)	6.14%
Common Stock	Anthony Verna	450,000	(8)	1.34%
Common Stock	Robert Boakai	250,000	(9)	*

All Directors and Executive Officers as a Group (7 persons)		175,135,603		95.62%

* Less than one percent of the outstanding common stock

(1)	Unless otherwise indicated, the address of each person listed above is the address of the Company, 9715 Key West Avenue, Third Floor, Rockville, Maryland, 20850.
(2)
Applicable percentage of ownership is based on 33,448,415 shares of common stock issued and outstanding as of March 18, 2011 together with securities exercisable or convertible into shares of common stock within 60 days of March 18, 2011 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 18, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes 148,664,852 shares issuable upon exercise of Warrants held by the Purchasers. Mr. Hale is the Chief Executive Officer of each of Hale Capital and Hale Fund Management, LLC, the managing member of EREF PARA LLC.

(4)
Includes (i) 150,000 shares of restricted common stock subject to vesting, (ii) a warrant exercisable to purchase 41,500 shares of common stock within 60 days of March 18, 2011, (iii) an option exercisable to purchase 40,000 shares of common stock within 60 days of March 18, 2011and (iv) 6,410,257 shares that Mr. Moore holds as a joint tenant with his spouse.

(5)	Includes an option exercisable to purchase 100,000 shares of common stock within 60 days of March 18, 2011.
(6)
Includes (i) 1,250,000 shares of restricted common stock subject to vesting, (ii) a warrant exercisable to purchase 8,300 shares of common stock within 60 days of March 18, 2010, and (iii) an option exercisable to purchase 500,000 shares of common stock within 60 days of March 18, 2011. Does not include SAR Warrants held by Mr. LaMontagne.

(7)
Includes (i) 575,000 shares of restricted common stock subject to vesting, (ii) a warrant exercisable to purchase 8,300 shares of common stock within 60 days of March 18, 2011, and (iii) an option exercisable to purchase 200,000 shares of common stock within 60 days of March 18, 2011. Does not include SAR Warrants held by Mr. Sawchak.

(8)
Includes (i) 300,000 shares of restricted common stock subject to vesting and (ii) an option exercisable to purchase 150,000 shares of common stock within 60 days of March 18, 2011. Does not include SAR Warrants held by Mr. Verna.

(9)
Includes (i) 150,000 shares of restricted common stock subject to vesting and (ii) an option exercisable to purchase 100,000 shares of common stock within 60 days of March 18, 2011. Does not include SAR Warrants held by Mr. Boakai.

CHANGES IN CONTROL

The Certificate of Designations provides that the Board of Directors shall consist of five directors (except upon the occurrence of an event of default as described below). For so long as the Ownership Threshold is met, a majority of the then outstanding shares of Series A-1 Preferred Stock (the “Majority Holders”) will have the right (subject to the terms of a side letter) to elect two directors to the Board of Directors and one observer to the Board of Directors. Subject to certain limitations, the Majority Holders may elect to convert the board observers into directors. If the Ownership Threshold is not met, then the Majority Holders would have the right (subject to the side letter) to elect one director to the Board of Directors and one observer to the Board of Directors. On February 27, 2009, the Purchasers entered into a side letter, which was accepted and agreed to by the Company, that grants Hale Capital the authority to designate the directors and Board observers to be elected by the Majority Holders of the Series A-1 Preferred Stock pursuant to the Certificate of Designations..

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

Each share of Series A-1 Preferred Stock entitles the holder to such number of votes as shall equal the quotient of (x) the total number of shares of Common Stock issuable upon exercise of all Class A Warrants then outstanding, divided by (y) the total number of shares of Series A-1 Preferred Stock then outstanding. As of March 18, 2011, the Purchasers beneficially owned an aggregate of 82.02% of the voting securities of the Company (based on a determination of beneficial ownership pursuant to Rule 13d-3 of the Exchange Act).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Share Repurchase

On December 2, 2010, the SEC, pursuant to a Final Judgment as to Defendant FTC Capital Markets, Inc. issued by the United States District Court Southern District of New York on August 26, 2010 with respect to the action captioned Securities and Exchange Commission, Plaintiff, against FTC Capital Markets, Inc., FTC Emerging Markets, Inc., also d/b/a FTC Group, Guillermo David Clamens, Lina Lopez a/k/a Nazly Cucunuba Lopez, Defendants, Case No. 09 Civ. 4755 (PGG) and an Order of the United States District Court Southern District of New York dated November 24, 2010 in connection with such action, sold 13,848,183 shares of common stock of the Company, held by FTC Emerging Markets, Inc. to the Company for $0.01 per share.

Sale of Promissory Notes

On May 26, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hale Capital Partners, LP (“Hale Capital”) and EREF PARA, LLC (“EREF” and together with Hale Capital, the “Purchasers”) and consummated the issuance and sale of Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Notes”) to the Purchasers, for an aggregate purchase price of $4,000,000, pursuant to such agreement. In addition, the Company issued 3,428,571 shares (the “Fee Shares”) of the Company’s common stock to the Purchasers at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement. The Company used the net proceeds from the sale of the Notes as security for the issuance of a letter of credit to secure the Performance Bond (as defined below). Refer to Note 18 of the Notes to Consolidated Financial Statements for a further discussion of the Performance Bond.

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

Stock Appreciation Rights

On February 15, 2011, the Board of Directors of the Company approved the grant of stock appreciation rights to certain employees of the Company. Each stock appreciation right is in the form a SAR Warrant (the “SAR Warrants”) that is exercised automatically upon the occurrence of a Liquidity Event (as defined in the SAR Warrants), with respect to that number of shares that would equal a specified percentage of the shares of common stock of the Company, that are outstanding as of the Liquidity Date (as defined in the SAR Warrants) (the “Target Shareholding Percentage”), subject to the terms and conditions set forth in the SAR Warrants.

The aggregate Target Shareholding Percentages for the SAR Warrants is 15%, with each of Peter B. LaMontagne (President and Chief Executive Officer), Richard Sawchak (Senior Vice President Finance and Chief Financial Officer), Anthony Verna (Senior Vice President Business Strategy and Business Development) and Robert Boakai (Vice President, Enterprise IT Solution) having Target Shareholding Percentages of 6.5%, 2.5%, 1.83% and 1.83%, respectively. The remaining 2.34% has been granted to certain other officers and senior employees of the Company.

The aggregate number of shares of common stock for which the SAR Warrants will be vested and automatically exercised on the Liquidity Date is equal to: (a) in the event the 1X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 50% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “1X Threshold Shares”) plus (b) solely in the event the 2X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 16.65% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “2X Threshold Shares”); plus (c) solely in the event the 3X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 16.65% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “3X Threshold Shares”); plus (d) solely in the event the 4X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 16.7% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “4X Threshold Shares”). If the 1X Threshold has not been achieved on or prior to the Liquidity Date, the SAR Warrants will automatically be cancelled effective as of the Liquidity Date, and thereafter the grantees will not be entitled to any right, benefit or entitlement with respect to the SAR Warrants. For purposes of the above description: (a) “1X Threshold” means the cumulative receipt by Investor (as defined in the SAR Warrants) with respect to the aggregate Investor Investment (as defined in the SAR Warrants) of an amount equal to the Investor Return (as defined in the SAR Warrants), (b) “2X Threshold” means the cumulative receipt by Investor with respect to the aggregate Investor Investment of an amount equal to two (2) times the Investor Return, (c) “3X Threshold” means the cumulative receipt by Investor with respect to the aggregate Investor Investment of an amount equal to three (3) times the Investor Return and (d) “4X Threshold” means the cumulative receipt by Investor with respect to the aggregate Investor Investment of an amount equal to four (4) times the Investor Return.

Generally, payment in respect of the SAR Warrants if exercised on a Liquidity Date will be made in a cash and will equal an amount determined by multiplying (i) times (ii): (i) is the number of shares of common stock with respect to which the SAR Warrant is being exercised; and (ii) is the excess of (A) the Fair Market Value (as defined in the SAR Warrant) of one share of common stock on the date of exercise, over (B) the Exercise Price.

The exercise price (the “Exercise Price”) of the SAR Warrants with respect to the 1X Threshold Shares, the 2X Threshold Shares and the 3X Threshold Shares is $0.081586 per share of common stock and with respect to the 4X Threshold Shares is $0.163172 per share of common stock.

DIRECTOR INDEPENDENCE

John A. Moore and Martin Hale are considered to be “independent” as that term is defined by NASDAQ Listing Rule 5605. John A. Moore, Raymond Huger and Martin Hale are each members of the Company’s Audit Committee and none of Messrs. Moore, Huger or Martin meet the criteria for audit committee independence specified in NASDAQ Listing Rule 5605 and the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional services rendered by Grant Thornton LLP for fiscal years ended December 31, 2010 and 2009.

	YEARS ENDED DECEMBER 31,
	2010	2009
Audit fees	$288,000	$116,000
Audit related fees (1)	$15,738	$7,056
Tax fees	$--	$--
All other fees	$--	$--
Total	$303,738	$123,056

(1)	Audit related fees are out-of-pocket expenses incurred and such fees were all pre-approved by the Audit Committee.

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
Rockville, MD

We have audited the accompanying consolidated balance sheets of Paradigm Holdings, Inc.  (a Nevada corporation) and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 24, 2011

PARADIGM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$94,746	$895,711
Accounts receivable — contracts, net	5,333,319	5,519,150
Costs and earnings in excess of billings on uncompleted contracts	3,398,380	--
Restricted cash	4,000,000	--
Prepaid expenses	1,214,542	873,934
Deferred income tax assets	50,837	24,114
Other current assets	842,717	473,670
Total current assets	14,934,541	7,786,579
Property and equipment, net	102,838	127,093
Goodwill	3,991,605	3,991,605
Intangible assets, net	550,045	897,318
Deferred financing costs, net	444,252	848,294
Deferred income tax assets, net of current portion	693,720	512,820
Other non-current assets	266,778	582,394
Total Assets	$20,983,779	$14,746,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable — line of credit	$3,084,681	$3,643,653
Note payable — promissory note	3,877,124	--
Accounts payable and accrued expenses	5,371,557	2,333,085
Accrued salaries and related liabilities	1,811,553	1,527,561
Corporate income tax payable	114,294	98,686
Mandatorily redeemable preferred stock, current portion	600,000	500,000
Other current liabilities	176,669	178,333
Total current liabilities	15,035,878	8,281,318
Long-term liabilities
Other non-current liabilities	67,365	126,348
Mandatorily redeemable preferred stock - $.01 par value, 10,000,000 shares authorized, 6,115 shares and 6,206 shares issued and outstanding as of December 31, 2010 and 2009, respectively	5,517,263	4,587,135
Put warrants	402,606	1,447,075
Total liabilities	21,023,112	14,441,876
Commitments and contingencies
Stockholders’ equity
Common stock - $.01 par value, 250,000,000 shares authorized, 44,671,598 shares issued , of which 13,848,183 shares are held in the treasury as of December 31, 2010 and 50,000,000 shares authorized, 41,243,027 shares issued and outstanding as of December 31, 2009	308,236	412,431
Additional paid-in capital	3,987,536	3,434,891
Accumulated deficit	(4,335,105)	(3,543,095)
Total stockholders’ (deficit) equity	(39,333)	304,227
Total liabilities and stockholders’ equity	$20,983,779	$14,746,103

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2010	2009

Contract Revenue
Service contracts	$23,420,533	$21,329,633
Repair and maintenance contracts	11,540,584	10,846,501
Total contract revenue	34,961,117	32,176,134
Cost of revenue
Service contracts	17,926,128	16,269,612
Repair and maintenance contracts	9,529,965	8,751,108
Total cost of revenue	27,456,093	25,020,720
Gross margin	7,505,024	7,155,414
Selling, general and administrative	6,501,589	7,058,724
Income from operations	1,003,435	96,690
Other income (expense)
Interest income	18,608	15
Change in fair value of put warrants	1,044,469	481,092
Interest expense – mandatorily redeemable preferred stock	(1,879,053)	(1,387,008)
Interest expense	(851,786)	(548,653)
Total other expense	(1,667,762)	(1,454,554)
Loss from operations before income taxes	(664,327)	(1,357,864)
Provision (benefit) for income taxes	127,683	(85,127)
Net loss	(792,010)	(1,272,737)
Dividends on preferred stock	--	78,870
Net loss attributable to common shareholders	$(792,010)	$(1,351,607)

Weighted average number of common shares:
Basic	42,089,012	37,535,548
Diluted	42,089,012	37,535,548

Basic net loss per common share	$(0.02)	$(0.04)
Diluted net loss per common share	$(0.02)	$(0.04)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Convertible Preferred Stock
	Share	Amount	Share	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2009	19,148,153	$191,482	1,800	$18	$3,215,400	$(2,270,358)	$1,136,542
Exchange and redemption of Series A Preferred Stock	21,794,874	217,949	(1,800)	(18)	(324,931)		(107,000)
Vesting of restricted common stock	300,000	3,000			(3,000)		--
Dividend declared					(30,000)		(30,000)
Share-based compensation					577,422		577,422
Net loss						(1,272,737)	(1,272,737)
Balance, December 31, 2009	41,243,027	$412,431	--	$--	$3,434,891	$(3,543,095)	$304,227
Common stock issuance	3,428,571	34,287			250,820		285,107
Purchase of treasury stock	(13,848,183)	(138,482)			(6,206)		(144,688)
Share-based compensation					308,031		308,031
Net loss						(792,010)	(792,010)
Balance, December 31, 2010	30,823,415	$308,236	--	$--	$3,987,536	$(4,335,105)	$(39,333)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(792,010)	$(1,272,737)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	308,031	577,422
Depreciation and amortization	424,983	435,107
Bad debt recovery	--	(4,316)
Amortization of deferred financing costs	404,042	326,784
Amortization of debt discount	784,784	379,314
Accretion of preferred stock	517,324	408,546
Change in fair value of put warrants	(1,044,469)	(481,092)
Loss on disposal of property and equipment	--	22,841
Deferred income taxes	(207,623)	(265,339)
(Increase) Decrease in
Accounts receivable — contracts, net	185,831	1,405,934
Costs and earnings in excess of billings on uncompleted contracts	(3,398,380)	--
Restricted cash	(4,000,000)	--
Prepaid expenses	(340,608)	201,995
Other current assets	(102,344)	80,940
Other non-current assets	315,616	(445,365)
(Decrease) Increase in
Accounts payable and accrued expenses	3,048,577	(1,130,710)
Accrued salaries and related liabilities	283,992	53,428
Other current liabilities	13,944	49,819
Other non-current liabilities	(58,983)	(57,522)
Net cash (used in) provided by operating activities	(3,657,293)	285,049
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(63,560)	(44,050)
Net cash used in investing activities	(63,560)	(44,050)
CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock acquisition	(144,688)	--
Payments on capital leases	--	(1,578)
Proceeds from (payments) on notes payable	4,000,000	(2,000,000)
Proceeds from mandatorily redeemable preferred stock	--	6,206,000
Debt issuance costs	(276,452)	(1,113,637)
Dividends paid on preferred stock	--	(75,000)
Redemption of mandatorily redeemable preferred stock	(100,000)	--
Repurchase of Series A Preferred Stock	--	(107,000)
Proceeds from line of credit	41,305,168	44,698,000
Payments on line of credit	(41,864,140)	(47,004,330)
Net cash provided by financing activities	2,919,888	602,455
Net (decrease) increase in cash and cash equivalents	(800,965)	843,454
Cash and equivalents, beginning of period	895,711	52,257
Cash and cash equivalents, end of period	$94,746	$895,711

Years Ended December 31,	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid
Cash paid for income taxes	$320,938	$51,771
Cash paid for interest	$910,454	$923,4403

Non-cash financing activities:
Issuance of 3,428,571 shares of common stock in lieu of cash payment on financing fee incurred on issuance of promissory note	$294,857	$--
Conversion of Series A preferred stock to common stock	$--	$1,191,771

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Paradigm Holdings, Inc. (“Paradigm Holdings”), formerly known as Cheyenne Resources, Inc., was incorporated in Wyoming on November 17, 1970. On November 3, 2004, Paradigm Holdings acquired Paradigm Solutions Corporation (“PSC”) through a reverse acquisition (the “Reverse Acquisition”). Paradigm Holdings acquired Trinity IMS, Inc. (“Trinity”), on April 9, 2007 to deliver cybersecurity solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) on July 2, 2007 to provide advanced information technology solutions in support of National Security programs within the Intelligence Community. On November 11, 2010, the holders of Paradigm Wyoming’s common stock voted to approve and adopt the Agreement and Plan of Merger dated May 5, 2010 between Paradigm Wyoming and Paradigm Holdings, Inc., a Nevada corporation, to reincorporate Paradigm Wyoming into the State of Nevada. Following the approval by the Paradigm Wyoming shareholders, the Merger was effected on December 14, 2010. As a result, Paradigm is now a Nevada corporation and has continued to be name “Paradigm Holdings, Inc.” Collectively the entities we refer to as “PDHO” or “the Company” herein.

Headquartered in Rockville, Maryland, the Company provides cybersecurity, information technology and business continuity solutions, primarily to U.S. federal government customers.

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

Liquidity

As of December 31, 2010, the Company had an accumulated deficit of approximately $4.3 million and working capital deficit of $0.1 million. Additionally, the Company is highly dependent on a line-of-credit financing arrangement. Although there can be no assurances, the Company believes that cash flow from operations, together with borrowings available from our credit facility with Silicon Valley Bank (“SVB”) and the combination of in-process cost reductions will be adequate to meet future liquidity needs for the next twelve months. As of December 31, 2010, the Company had $1.4 million available under the SVB Line.

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

Cash and Cash Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid instruments with initial maturities of ninety days or less when purchased to be cash equivalents.

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

Percentage-of-Completion Contracts

The Company records certain construction type contracts, primarily in its mission critical infrastructural area, under the percentage-of-completion method of accounting. Amounts recognized in revenues are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.” When using the percentage-of-completion method, the Company must be able to accurately estimate the total costs it expects to incur on a project in order to record the amount of revenues for that period. The Company continually updates its estimates of costs and the status of each contract with its subcontractors. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized when it is determined. The impact of revisions in contract estimates is recognized on a cumulative basis in the period in which the revisions are made.

Major Customers

All of the Company’s revenue is from federal agencies and 76% and 74% of total revenue was generated from four and three major customers during the years ended December 31, 2010 and 2009, respectively. The Company’s accounts receivable related to these major customers was 66% and 70% of total accounts receivable as of December 31, 2010 and 2009, respectively. The Company defines major customer by agencies within the federal government.

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

The Company completed its annual testing for impairment of goodwill and intangible assets as of December 31, 2010. The analysis indicated that no impairment exists as of December 31, 2010.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Property, Plant, and Equipment”, the Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets’ expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized.  Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value, based on discounted future cash flows of the related assets. The Company believes that the carrying value of its long-lived assets are fully realizable as of December 31, 2010.

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

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period, which is the vesting period. Total share-based compensation expense included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 was $308 thousand and $577 thousand, respectively. The Company did not grant any share-based awards during the years ended December 31, 2010 and 2009 and there were no exercises of stock options during 2010 and 2009.

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

Recently Issued Accounting Standards – Not Yet Adopted

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles  - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)”. This ASU provides guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is in the process of evaluating the impact the amendments to ASC 350 will have on its consolidated finance statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)”. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply ASU 2010-29 to its future acquisitions, if any.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20”. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update No. 2010-20 for public entities.

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The FASB also issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force” to amend the scope of arrangements under ASC 985, “Software”, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company prospectively applies the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, effective January 1, 2011. The adoption of ASU 2009-13 and ASU 2009-14 did not materially impact the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”). ASU 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The amendments in this update are effective, on a prospective basis, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. Both ASU 2009-13 and ASU 2009-14 must be adopted in the same period and must use the same transition disclosures. The Company adopted ASU 2009-13 and ASU 2009-14 on January 1, 2011. The adoption of ASU 2009-13 and ASU 2009-14 did not materially impact the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements, as the Company had no transfers in between categories.

In January 2010, the Company adopted the guidance to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as the Company does not currently hold any variable interests.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements of Paradigm Holdings for all prior fiscal years presented to conform to the presentation in fiscal year 2010.

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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Put warrants at December 31, 2010	$402,606	$--	$402,606	$--
Put warrants at December 31, 2009	$1,447,075	$--	$1,447,075	$--

The Company values the put warrants using the Black-Scholes model with the following assumptions:

	December 31, 2010	December 31, 2009
Exercise price	$0.078 & $0.0858	$0.078 & $0.0858
Underlying common stock price	$0.02	$0.05
Volatility	127.7%	122.2%
Contractual term	5.2 years	6.16 years
Risk free interest rate	2.01%	3.39%
Common stock dividend rate	0%	0%

In accordance with ASC 815, the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company as long as the warrants remain classified as a liability.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, note payable - line of credit, note payable – promissory note, and mandatorily redeemable preferred stock. The fair values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, note payable - line of credit and note payable – promissory note approximated the carrying values based on market interest rates and the time to maturity. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. At December 31, 2010, the estimated fair values and carrying amounts of the mandatorily redeemable preferred stock was $6.1 million.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service for 2010 and 2009. The components of accounts receivable are as follows:

	December 31, 2010	December 31, 2009

Billed receivables	$2,815,955	$3,224,008
Unbilled receivables	2,517,364	2,295,142

Total accounts receivable – contracts, net	$5,333,319	$5,519,150

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at December 31, 2010 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 as an allowance for doubtful accounts related to certain customers at December 31, 2010 and 2009.

4. PREPAID EXPENSES

Prepaid expenses at December 31, 2010 and 2009, consist of the following:

	December 31, 2010	December 31, 2009

Prepaid insurance, rent and software maintenance agreements	$134,087	$119,058
Contract-related prepaid expenses	737,295	379,078
Other prepaid expenses	343,160	375,798

Total prepaid expenses	$1,214,542	$873,934

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows:

	December 31, 2010	December 31, 2009

Costs incurred on contract in progress and estimated earnings	$4,397,376	$--
Less billings to date	998,996	--

	$3,398,380	$--

The components of contract in progress are reflected in the consolidated balance sheets as follows:

	December 31, 2010	December 31, 2009

Costs and earnings in excess of billings on uncompleted contracts	$3,398,380	$--
Billings in excess of costs and earnings on uncompleted contracts	--	--

	$3,398,380	$--

6. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	December 31, 2010	December 31, 2009

Furniture and fixtures	$92,411	$92,411
Equipment	265,181	746,917
Software	331,618	563,082
Leasehold improvement	50,985	39,150
Total property and equipment	740,195	1,441,560
Accumulated depreciation	(637,357)	(1,314,467)

Property and equipment, net	$102,838	$127,093

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 was $77,710 and $87,834, respectively.

7. DEFERRED FINANCING COSTS

Deferred financing costs are as follows:

	December 31, 2010	December 31, 2009

Financing costs	$1,175,078	$1,175,078
Accumulated amortization	(730,826)	(326,784)

Net carrying amount	$444,252	$848,294

Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest rate method. Amortization expense included in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 was $404,042 and $326,784, respectively. Anticipated future amortization is as follows:

For the years ending December 31,
2011	$400,584
2012	43,668

8. INTANGIBLE ASSETS

Intangible assets are as follows:

	December 31, 2010	December 31, 2009

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(1,259,955)	(912,682)

Net carrying amount	$550,045	$897,318

The Company recorded $1.8 million of contract backlog associated with the Trinity and CTS acquisitions. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 was $347,273. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the years ending December 31,
2011	$347,273
2012	202,772

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	December 31, 2010	December 31, 2009

Accounts payable	$4,829,421	$1,995,925
Accrued expenses	542,136	337,160

Total accounts payable and accrued expenses	$5,371,557	$2,333,085

10. DEBTS

At December 31, 2010 and 2009, outstanding debts consisted of the following:

	December 31, 2010	December 31, 2009

Current debts:
Note payable – line of credit	$3,084,681	$3,643,653
Notes payable – promissory notes	3,877,124	--
Mandatorily redeemable preferred stock, current portion	600,000	500,000
Total current debt	$7,561,805	$4,143,653

Long-term debts:
Mandatorily redeemable preferred stock	$6,206,000	$6,206,000
Add: Accretion preferred stock	925,870	408,546
Less: Redemption	(100,000)	--
Stated value	7,031,870	6,614,546
Less: unamortized discount	(914,607)	(1,527,411)
Carrying amount	6,117,263	5,087,135
Less: current portion	(600,000)	(500,000)
Mandatorily redeemable preferred stock, net of current portion	$5,517,263	$4,587,135
Put warrants	$402,606	$1,447,075
Total long-term debt, net of current portion	$5,919,869	$6,034,210

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

On June 11, 2010, the Company and SVB entered into a Fifth Loan Modification Agreement. This Fifth Loan Modification Agreement, among other things, (i) reduces the early termination fee payable by the Company from $100,000 to $45,000, (ii) modifies the finance charge and collateral handling fee payable by the Company, (iii) revises the Company’s financial covenants, (iv) waives the Company’s failure to comply with certain financial covenants for the three month periods ended February 28, 2010, March 31, 2010, April 30, 2010 and May 31, 2010, (v) revises the circumstances pursuant to which the Company may redeem shares of Series A-1 Senior Preferred Stock without the prior written consent of SVB, (vi) adds certain new definitions and amends the definitions of “Prime Rate”, “Eligible Accounts” and “Applicable Rate” and (vii) extends the maturity date to May 15, 2011. The Company was in compliance with the EBITDA covenant set forth in Loan and Security Agreement as of the three month period ended December 31, 2010. As of December 31, 2010, the Company had $3.1 million outstanding, and $1.4 million additional availability, under its working capital line of credit with SVB.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of December 31, 2010, no events of default had occurred.

Notes Payable – Promissory Notes

On May 26, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hale Capital Partners, LP (“Hale Capital”) and EREF PARA, LLC (“EREF” and together with Hale Capital, the “Purchasers”) and consummated the issuance and sale of Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Notes”) to the Purchasers, for an aggregate purchase price of $4,000,000. In addition, the Company issued 3,428,571 shares (the “Fee Shares”) of the Company’s common stock, to the Purchasers, at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement. The Company used the net proceeds from the sale of the Notes as security for the issuance of a letter of credit to secure the Performance Bond. Refer to Note 18 of the Notes to Consolidated Financial Statements for a further discussion of the Performance Bond.

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

The Notes were initially valued using the discounted cash flow method based on the weighted average cost of capital, and subsequently accreted to the face amount using the effective interest method. The common stock was valued based on the Company’s closing stock market price on the date of the issuance. The initial proceeds allocated to the Notes and the common stock were $3.7 million and $0.3 million, respectively. The Company also incurred $0.2 million of costs in relation to this transaction, which were recorded as deferred financing costs under the caption of other current assets on the balance sheet to be amortized over the term of the Notes.

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

Voting

The holders of Series A-1 Preferred Shares are entitled to vote together with the common stock on all matters and in the same manner.  Each share of the Series A-1 Preferred Stock shall entitle the holder to such number of votes as shall equal the quotient of (x) the total number of shares of Common Stock issuable upon exercise of all Class A Warrants then outstanding, divided by (y) the total number of shares of Series A-1 Preferred Stock then outstanding.

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

Redemption

The Certificate of Designations of the Series A-1 Preferred Stock provides that any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. As of December 31, 2010, the Company had redeemed approximately 90 shares of Series A-1 Preferred Stock and no redemptions with respect to any Excess Cash Flow had been made in accordance with restrictions placed by SVB with respect to such redemptions and/or the Company’s lack of Excess Cash Flow. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock (other than certain excluded shares of Series A-1 Preferred Stock) held by that Purchaser for no additional consideration.

Notwithstanding the above, each holder of Series A-1 Preferred Stock retains the right to hold one share of Series A-1 Preferred Stock without regard to any rights of the Company to redeem, repurchase or repay any shares of Series A-1 Preferred Stock pursuant to any provision contained in the Certificate of Designations of the Series A-1 Preferred Stock; provided, that in the event that a Holder holds only one share of Series A-1 Preferred Stock then that share would only entitle the holder to certain voting rights  with respect to such share and shall not entitle the holder to any other rights under the Certificate of Designations of Series A-1 Preferred Stock except for rights accruing to such holder as a result of such holder’s ownership of Warrants or shares of common stock issuable upon exercise of Warrants.  In the event that all Class A Warrants are no longer exercisable to purchase shares of common stock, then the Company may redeem such share of Series A-1 Preferred Stock for the liquidation price with respect to such share.

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

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. Interest expense related to the mandatorily redeemable preferred stock included in other expense in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 was $1.9 and $1.4 million, respectively. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the purchase price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to ASC 815-40 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The warrants should be measured at fair value, with changes in fair value reported in earnings as long as the warrants remain classified as a liability. The initial proceeds allocated to preferred shares and warrants were $4,299,274 and $1,906,726, respectively. In connection with the Series A-1 Preferred Stock issuance on February 27, 2009, the Company also issued warrants to the placement agent to purchase 1,602,565 common shares of the Company at $0.078 per share. Warrants issued were valued at $21 thousand, using the Black Scholes model on February 27, 2009.

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the warrants, the effective interest rate is 26% as of December 31, 2010. The Company also incurred $1,175,078 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred stock from the date of issuance to December 31, 2010, was a decrease of approximately $1.5 million from $1.9 million as of February 27, 2009 to $0.4 million as of December 31, 2010. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the years ended December 31, 2010 and 2009, the change of fair value of the Warrants was ($1.0) million and ($0.5) million.

On May 26, 2010, the Purchasers and the Company, entered into the Consent and Amendment (the “Consent and Amendment”) to the Preferred Stock Purchase Agreement, dated February 27, 2009, by and among the Company and the Purchasers (the “Preferred Stock Agreement”), to, among other things: (i) grant registration rights to the Purchasers with respect to the Fee Shares (which are defined below); (ii) restrict the exercisability of the Warrants held by the Purchasers until the earlier to occur of (x) August 31, 2010 and (y) the consummation of the merger of Paradigm Holdings, Inc., a Wyoming corporation (“Paradigm Wyoming”), with and into Paradigm Holdings, Inc., a Nevada corporation (“Paradigm Nevada”) ; (iii) limit the Company’s obligation to reserve shares with respect to the Warrants during such period; (iv) exclude the Notes and Fee Shares from certain participation rights granted to the purchasers of securities under to the Preferred Stock Agreement ; and (v) amend the Company’s existing right to repurchase Series A-1 Preferred Stock for no additional consideration following the occurrence of certain events as provided in the Preferred Stock Purchase Agreement to exclude certain “Excluded Shares” (as defined in the Consent and Amendment) from such provision.

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

11. INCOME TAXES

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2010.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of December 31, 2010, the Company had recorded immaterial interest and penalties associated with the filing of the 2009 tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

For the years ended December 31, 2010 and 2009, the components of the provision for income taxes from operations consisted of:

	2010	2009

Current
Federal	$280,510	$137,745
State	54,796	38,997
Deferred
Federal	(213,342)	(224,331)
State	5,719	(37,538)
Total	$127,683	$(85,127)

The provision for income taxes from operations for the years ended December 31, 2010 and 2009 reflected in the accompanying financial statements varies from the amount which would have been computed using statutory rates as follows:

	2010	2009

Tax computed at the maximum federal statutory rate	$(225,871)	$(461,674)
State income tax, net of federal benefit	8,171	(21,317)
Other permanent differences	304,262	334,278
Other	41,121	63,586
Benefit for income taxes	$127,683	$(85,127)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements. A summary of the tax effect of the significant components of deferred income taxes, excluding discounted operations, follows:

	2010	2009

Section 481 adjustment due to conversion from cash basis to accrual basis for income tax reporting	$--	$(52,979)
Accrued officers' compensation and accrued vacation deducted for financial statement reporting purposes but not for income tax reporting purposes	94,308	65,387
Prepaid expenses	(52,421)
Leases payable	--	2,246
Allowance for doubtful account	8,950	9,460
Net deferred tax assets, current portion	$50,837	$24,114

Share-based compensation expense	$721,115	$642,033
Depreciation and amortization expense reported for income tax purposes different from financial statement amounts	(18,684)	(28,048)
Amortization expense on intangible assets reported for income tax purposes different from financial statement amounts	(38,229)	(137,134)
Deferred rent assets	(7,895)	(19,026)
Deferred rent liabilities	27,023	54,995
Accrued sublease loss	10,390	--
Net deferred tax assets, net of current portion	$693,720	$512,820

12. LEASES

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

The following is a schedule, by year, of future minimum rental payments required under the operating leases and the cash inflows for sublease income:

	Office Space	Sublease Income	Total

Years ending December 31, 2011	$612,090	$397,542	$214,548
2012	174,420	87,795	86,625
Total	$786,510	$485,337	$301,173

Total straight-line rent expense for the years ended December 31, 2010 and 2009 was $864,636 and $854,158, respectively. Sublease income was $613,159 and $429,047 for the years ended December 31, 2010 and 2009, respectively.

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

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per common share.

	Years Ended December 31,
	2010	2009
Basic net loss per common share:
Net loss	$(792,010)	$(1,272,737)
Dividends on preferred stock	--	78,870
Net loss attributable to common stockholders	$(792,010)	$(1,351,607)

Weighted average common shares outstanding - basic	42,089,012	37,535,548
Treasury effect of stock options	--	--

Total weighted average common shares outstanding - diluted	42,089,012	37,535,548

Basic net loss per common share	$(0.02)	$(0.04)
Diluted net loss per common share	$(0.02)	$(0.04)

Common stock equivalents of 154,625,479 and 129,712,521 were not included in the computation of diluted net loss per common share for the years ended December 31, 2010 and 2009, respectively, as the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

14. RETIREMENT PLANS

The Company maintains a 401(k) profit sharing retirement plan for all eligible employees over 18 years old. Under the plan, employees become eligible to participate after one month of employment. The annual contribution under this plan is based on employee participation. The participants may elect to contribute up to 100% of their gross annual earnings limited to amounts specified in Internal Revenue Service Regulations as indexed for inflation. The Company’s matching contribution to the plan is determined annually by the Board of Directors. Effective October 1, 2007, the Company contributed an amount equal to 100% of the first 4% of the employees’ contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Company’s matching contributions vest immediately. Prior to October 1, 2007, the Company contributed an amount equal to 100% of the first 3% of the employees’ contributions as a match. Employees vest 100% in all salary reduction contributions. Rights to benefits provided by the Company’s matching contributions vest over a five year period. The Company’s contributions were $450,521 and $354,832 for the years ended December 31, 2010 and 2009, respectively.

15. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan. At December 31, 2010, 4,918,546 shares of common stock were reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,000,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of December 31, 2010, 2,925,000 shares of restricted common stock and options to purchase 477,000 shares of common stock have been issued under the Plan and options to purchase 2,622,000 shares of common stock have been granted outside of the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The Board of Directors of the Company granted options to acquire 2,122,000 shares of common stock to certain individuals during 2005. Approximately, 550,000 option shares remained outstanding as of December 31, 2010 as 1,572,000 option shares had been canceled. These options were vested immediately, have an exercise price equal to $1.70 per share, and expire in 2015. The Company did not modify the options granted in December 2005 during 2006. The Company granted options to acquire a total of 1,007,000 shares of common stock with exercise prices ranged from $0.20 per share to $2.50 per share to its officers and employees between fiscal years 2006 and 2008. These options expire between 2016 and 2018. One third of the options will vest on each anniversary of the grant date. The options are not intended to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended and will be interpreted accordingly.

Additionally, the Company approved a modification on stock options granted between December 15, 2005 and August 13, 2007 to reduce the exercise price of options to purchase an aggregate of 1,453,000 shares of the Company’s common stock to $0.30 per share on October 21, 2008. The Company recognized $52 thousand of the incremental compensation. Prior to such modification, the exercise prices of such options ranged from $0.75 to $2.50 per share. All other terms of the options remained the same. The options are held by 40 of the Company’s officers, directors and employees.

The following table summarizes the Company’s stock option activity.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at January 1, 2009	1,578,000	$0.29	$--	7.6
Granted	--	--
Exercised	--	--
Canceled	(36,000)	0.27

Outstanding at December 31, 2009	1,542,000	$0.29	$--	6.6
Granted	--	--
Exercised	--	--
Canceled	(65,000)	0.28

Outstanding at December 31, 2010	1,477,000	$0.29		5.6

Exercisable at December 31, 2009	1,389,667	$0.30	$--	6.5
Exercisable at December 31, 2010	1,442,000	$0.30	$--	5.6

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.02 at December 31, 2010 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense related to options included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 was $34,369 and $181,838, respectively.

The Company did not grant stock options during the years ended December 31, 2010 and 2009. As of December 31, 2010, the Company had $5 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 0.8 years.

The following summarizes the stock options outstanding and exercisable at December 31, 2010.

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.30	1,372,000	$0.30	5.0 – 6.1 years	1,372,000	$0.30
$0.20	105,000	$0.20	7.8 years	70,000	$0.20

	1,477,000	$0.29	5.6 years	1,442,000	$0.30

	Number of Options	Weighted Average Average Grant Date Fair Value
Nonvested stock options at December 31, 2009	152,333	$0.44
Options granted	--	$--
Vested during period	(102,333)	$0.55
Options canceled and expired	(15,000)	$0.36

Nonvested shares under option at December 31, 2010	35,000	$0.17

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

The following table summarizes the Company's restricted common stock activity.

	Number of Restricted Common Stock	Aggregate Fair Value	Weighted Average Vesting Periods	Weighted Average Remaining Vesting Periods
			(in years)	(in years)
Outstanding at January 1, 2009	2,925,000	$1,425,000	4.4	3.3
Granted	--	--
Vested	(300,000)	180,000

Outstanding at December 31, 2009	2,625,000	$1,245,000	4.4	2.3
Granted	--	--
Vested	--	--

Outstanding at December 31, 2010	2,625,000	$1,245,000	4.4	1.6

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The compensation expense recognized for the years ended December 31, 2010 and 2009 was $273,662 and $395,584, respectively.

The Company did not grant any restricted common stock during the years ended December 31, 2010 and 2009. As of December 31, 2010, the unrecognized compensation costs related to the remaining nonvested restricted stock was $0.3 million, which will be recognized over a weighted average period of 1.6 years.

Shares Reserved for Future Issuance

At December 31, 2010 and 2009, shares reserved for future issuances of the Company’s common stock are as follows:

	December 31, 2010	December 31, 2009
Exercise of Class A and B warrants (1)	148,664,852	148,664,852
Exercise of common stock purchased warrants (1)	1,602,565	1,602,565
Exercise of common stock purchased warrants	232,733	232,733
Exercise of stock options	1,477,000	1,542,000
	151,977,150	152,042,150

(1) On February 27, 2009, the Company entered into a Preferred Stock Purchase Agreement. In accordance with the Preferred Stock Purchase Agreement, the Company entered into a Plan and Agreement of Merger to reincorporate the Company into the State of Nevada (the “Reincorporation”). Prior to the Reincorporation, the Company’s Article of Incorporation authorized the Company to issue 50,000,000 shares of common stock. Effective December 14, 2010 when the Reincorporation took effect, the Company’s Article of Incorporation authorize the Company to issue 250,000,000 shares of common stock.

Since the Company did not have sufficient authorized shares to settle the above potential commitments for the year ended December 31, 2009, per guidance in ASC 815 “Derivatives and Hedging”, the Company was required to reassess the classification of each contract at each balance sheet date. To determine which contracts shall be reclassified, the Company used the method of reclassification of contracts with the latest inception or maturity date first. The Company’s contracts with the latest inception date are Class A and B warrants and warrants issued to the placement agent, which had been treated as liabilities, therefore, no reclassification was required at December 31, 2009.

16. STOCKHOLDERS EQUITY

Common Stock

On May 26, 2010, the Company issued 3,428,571 shares of the Company’s common stock to the Purchasers, at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement.

Series A Preferred Stock

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

Treasury Stock

On December 2, 2010, the SEC, pursuant to a Final Judgment as to Defendant FTC Capital Markets, Inc. issued by the United States District Court Southern District of New York on August 26, 2010 and an Order of the United States District Court Southern District of New York dated November 24, 2010 in connection with such action, sold 13,848,183 shares of common stock of the Company, held by FTC Emerging Markets, Inc. to the Company for $0.01 per share.

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

As of December 31, 2010, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company’s financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at December 31, 2010 approximate, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$149,953,329
Completed to date	121,143,328

Authorized backlog	$28,810,001

In addition, the foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $48,000,000.

Approximately 1% of the Company’s existing contracts are subject to renegotiation in 2011. The revenue amount subject to renegotiation is approximately $0.4 million based on the 2010 revenue attributable to those contracts.

18. COMMITMENT AND CONTINGENCY

Bond Commitment

The Company was required by a certain governmental agency to post performance and payment bonds for one of its contracts which was won in the second quarter of 2010. The bonds were obtained through the surety company Zurich NA and guarantee to the customer that the Company will perform under the terms of the contract and to pay vendors. If the Company fails to perform under the contract or to pay vendors, the customer may require that the insurer make payments or provide services under the bonds. The bonds were further secured by an irrevocable letter of credit of $4.0 million. At December 31, 2010, the Company had $13.0 million in performance and payment bonds outstanding.

Letter of Credit

On May 26, 2010, the Company caused SVB to issue an irrevocable standby letter of credit in the aggregate amount of $4.0 million to secure the Performance and Payment Bonds. The letter of credit is valid until May 31, 2011. The Company used the net proceeds from the sale of the Notes as security for the letter of credit.

Litigation

On April 8, 2009, Samuel Caldwell and Zulema Caldwell, former owners of Caldwell Technology Solutions, LLC (“CTS”), initiated an action (the “Action”) against the Company in Montgomery County Circuit Court, Maryland, alleging claims arising out of the Company’s purchase of CTS in July 2007. Specifically, the Complaint alleged that the Company breached the Purchase Agreement dated June 6, 2007 among the Company, CTS and Mr. and Mrs. Caldwell (the “Purchase Agreement”) by failing to pay “earn-out” compensation pursuant to the terms of the Purchase Agreement. The Complaint also alleged other related claims. The Company, in turn, filed several Counterclaims against the Caldwells.

During the discovery phase of the litigation, the parties agreed to settle any and all claims alleged in the Action, without any admission of liability on the part of any party, by payment by the Company to the Caldwells and their legal counsel in the total amount of $250,000, such amount to be paid in four installments, with the final installment paid in November 2010. All required payments were timely made and the Court dismissed the Action on December 29, 2010. The Settlement Agreement also contains a complete mutual release of claims between the parties.

19. SUBSEQUENT EVENTS

On February 15, 2011, the Board of Directors of the Company approved the grant of stock appreciation rights to certain employees of the Company. Each stock appreciation right is in the form a SAR Warrant (the “SAR Warrants”) that is exercised automatically upon the occurrence of a Liquidity Event (as defined in the SAR Warrants), with respect to that number of shares that would equal a specified percentage of the shares of common stock of the Company, that are outstanding as of the Liquidity Date (as defined in the SAR Warrants) (the “Target Shareholding Percentage”), subject to the terms and conditions set forth in the SAR Warrants.

The aggregate Target Shareholding Percentages for the SAR Warrants is 15%, with each of Peter B. LaMontagne (President and Chief Executive Officer), Richard Sawchak (Senior Vice President Finance and Chief Financial Officer), Anthony Verna (Senior Vice President Business Strategy and Business Development) and Robert Boakai (Vice President, Enterprise IT Solution) having Target Shareholding Percentages of 6.5%, 2.5%, 1.83% and 1.83%, respectively.  The remaining 2.34% has been granted to certain other officers and senior employees of the Company.

The aggregate number of shares of common stock for which the SAR Warrants will be vested and automatically exercised on the Liquidity Date is equal to: (a) in the event the 1X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 50% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “1X Threshold Shares”) plus (b) solely in the event the 2X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 16.65% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “2X Threshold Shares”); plus (c) solely in the event the 3X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 16.65% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “3X Threshold Shares”); plus (d) solely in the event the 4X Threshold (as defined below) has been achieved on or prior to the Liquidity Date, such number of shares of common stock equal to the product of (i) 16.7% and (ii) the Target Shareholding Percentage of the shares of common stock as of the Exercise Date (such number of shares, the “4X Threshold Shares”).  If the 1X Threshold has not been achieved on or prior to the Liquidity Date, the SAR Warrants will automatically be cancelled effective as of the Liquidity Date, and thereafter the grantees will not be entitled to any right, benefit or entitlement with respect to the SAR Warrants.  For purposes of the above description: (a) “1X Threshold” means the cumulative receipt by Investor (as defined in the SAR Warrants) with respect to the aggregate Investor Investment (as defined in the SAR Warrants) of an amount equal to the Investor Return (as defined in the SAR Warrants), (b) “2X Threshold” means the cumulative receipt by Investor with respect to the aggregate Investor Investment of an amount equal to two (2) times the Investor Return, (c) “3X Threshold” means the cumulative receipt by Investor with respect to the aggregate Investor Investment of an amount equal to three (3) times the Investor Return and (d) “4X Threshold” means the cumulative receipt by Investor with respect to the aggregate Investor Investment of an amount equal to four (4) times the Investor Return.

Generally, payment in respect of the SAR Warrants if exercised on a Liquidity Date will be made in a cash and will equal an amount determined by multiplying (i) times (ii): (i) is the number of shares of common stock with respect to which the SAR Warrant is being exercised; and (ii) is the excess of (A) the Fair Market Value (as defined in the SAR Warrant) of one share of common stock on the date of exercise, over (B) the Exercise Price.

The exercise price (the “Exercise Price”) of the SAR Warrants with respect to the 1X Threshold Shares, the 2X Threshold Shares and the 3X Threshold Shares is $0.081586 per share of common stock and with respect to the 4X Threshold Shares is $0.163172 per share of common stock.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADIGM HOLDINGS, INC.,
a Wyoming corporation
Date: March 24, 2011
	By:	/s/ Peter B. LaMontagne
Peter B. LaMontagne
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2011
	By:	/s/ Peter B. LaMontagne
Peter B. LaMontagne
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: March 24, 2011	By:	/s/ Richard Sawchak
Richard Sawchak
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 24, 2011	By:	/s/ Raymond A. Huger
Raymond A. Huger
Chairman of the Board of Directors

Date: March 24, 2011	By:	/s/ Martin M. Hale, Jr.
Martin M. Hale, Jr.
Director

Date: March 24, 2011	By:	/s/ John A. Moore
John A. Moore
Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Agreement and Plan of Merger dated May 5, 2010 between Paradigm Wyoming and Paradigm Nevada	Incorporated by reference to the Proxy Statement Pursuant to Section 14(a) of the Exchange Act filed by Paradigm Wyoming with the Commission on October 15, 2010

3.1	Amended and Restated Articles of Incorporation of Paradigm Holdings, Inc.	Incorporated by reference to the Proxy Statement Pursuant to Section 14(a) of the Exchange Act filed by Paradigm Wyoming with the Commission on October 15, 2010

3.2	Bylaws of Paradigm Holdings, Inc.	Incorporated by reference to the Proxy Statement Pursuant to Section 14(a) of the Exchange Act filed by Paradigm Wyoming with the Commission on October 15, 2010

4.1	Form of Class A Warrant	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 3009

4.2	Form of Class B Warrant	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 3009

4.3	Class A-1 Warrant dated February 27, 2009 issued to Noble International Investments, Inc. by Paradigm Holdings, Inc.	Incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 31, 2009

10.1	Preferred Stock Purchase Agreement dated February 27, 2009 among Paradigm Holdings, Inc., Hale Capital Partners, LP and the other purchasers identified on the signature pages thereto	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 2009

10.2	Side Letter dated February 27, 2009 between Hale Capital Partners, LP and EREF PARA, LLC and accepted and agreed to by Paradigm Holdings, Inc.	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 2009

10.3	Preferred Stock Exchange Agreement dated February 27, 2009 among Paradigm Holdings, Inc. and the persons listed on Schedule I thereto	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 2009

10.4	Preferred Stock Redemption Agreement dated February 27, 2009 among Paradigm Holdings, Inc., Semper Finance, Inc. and USA Asset Acquisition Corp.	Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 3, 2009

10.5
Second Loan Modification Agreement, dated March 18, 2009, among Silicon Valley Bank , Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions, LLC and Trinity Information Management Services
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on March 24, 2009

EXHIBIT NO.	DESCRIPTION	LOCATION
10.6	Waiver Agreement, dated 2009, among Silicon Valley Bank , Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions, LLC and Trinity Information Management Services	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.7
Third Loan Modification Agreement, dated March 18, 2009, among Silicon Valley Bank , Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions, LLC and Trinity Information Management Services
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on May 8, 2009

10.8
Fourth Loan Modification Agreement, dated July 2, 2009, among Silicon Valley Bank , Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions, LLC and Trinity Information Management Services
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on July 8, 2009

10.9	Waiver Agreement dated May 6, 2010 among Silicon Valley Bank, Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC and Trinity Information Management Services.	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

10.10	Contract Number GS-07F-0238V issued by the General Services Administration	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.11	Securities Purchase Agreement dated May 26, 2010 among Paradigm Holdings, Inc., Hale Capital Partners, LP and the other purchasers identified on the signature pages thereto	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.12	Form of Senior Secured Subordinated Promissory Note	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.13	Security Agreement dated as of May 26, 2010 among the grantors listed on the signature pages thereto and the secured parties listed on the signature pages thereto	Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.14	Copyright Security Agreement dated as of May 26, 2010 by the Grantors(as defined therein) in favor of the Secured Parties (as defined in the Security Agreement)	Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.15	Patent Security Agreement dated as of May 26, 2010 by the Grantors (as defined therein) in favor of the Secured Parties	Incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

EXHIBIT NO.	DESCRIPTION	LOCATION
10.16	Trademark Security Agreement dated as of May 26, 2010 by the Grantors(as defined therein) in favor of the Secured Parties	Incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.17	Guaranty dated as of May 26, 2010 entered into by each of the Subsidiaries in favor of the Purchasers	Incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.18	Consent and Amendment dated as of May 26, 2010 among the Company and the Purchasers	Incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 2, 2010

10.19
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

10.20
Fifth Loan Modification Agreement dated June 11, 2010 among Silicon Valley Bank, Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC and Trinity Information Management Services
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on June 15, 2010

10.21	Amendment to Preferred Stock Purchase Agreement effective as of August 31, 2010 among the Company and the Purchasers	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on September 24, 2010

10.22	Form of Management Warrant	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on February 18, 2011

14.1	Code of Ethics	Incorporated by reference to the Company’s Registration Statement on Form SB-2 dated February 11, 2005

21.1	Subsidiaries of Registrant	Provided herewith

23.1	Consent of Grant Thornton LLP	Provided herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith