Form 10-Q
period 2011-03-31
Paradigm Holdings, Inc
filed 2011-05-16
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No☒

Shares of common stock that were issued and outstanding on May 4, 2011 were 33,448,415.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, and may also include references to assumptions. These statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q.

Such forward-looking statements include, but are not limited to:

·	Funded backlog;
·	Estimated remaining contract value;
·	Our expectations regarding the U.S. Federal Government’s procurement budgets and reliance on outsourcing of services; and
·	Our financial condition and liquidity, as well as future cash flows and earnings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.  These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, the reader should specifically consider various factors, including the following:

·	Changes in U.S. Federal Government procurement laws, regulations, policies and budgets;
·	The number and type of contracts and task orders awarded to us;
·	The integration of acquisitions without disruption to our other business activities;
·	Changes in general economic and business conditions and continued uncertainty in the financial markets;
·	Technological changes;
·	The ability to attract and retain qualified personnel;
·	Competition;
·	Our ability to retain our contracts during any rebidding process; and
·	The other factors outlined under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$224,852	$94,746
Accounts receivable — contracts, net	4,736,470	5,333,319
Costs and earnings in excess of billings on uncompleted contracts	2,460,493	3,398,380
Restricted cash	4,000,000	4,000,000
Prepaid expenses	620,016	1,214,542
Deferred income tax assets	104,561	50,837
Other current assets	779,441	842,717
Total current assets	12,925,833	14,934,541
Property and equipment, net	85,132	102,838
Goodwill	3,991,605	3,991,605
Intangible assets, net	463,227	550,045
Deferred financing costs, net	345,425	444,252
Deferred income tax assets, net of current portion	744,958	693,720
Other non-current assets	177,502	266,778
Total Assets	$18,733,682	$20,983,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable — line of credit	$2,730,222	$3,084,681
Note payable — promissory note	3,952,053	3,877,124
Accounts payable and accrued expenses	3,359,372	5,371,557
Accrued salaries and related liabilities	1,650,232	1,811,553
Corporate income tax payable	3,707	114,294
Mandatorily redeemable preferred stock - $.01 par value, 10,000,000 shares authorized, 6,115 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	6,431,031	600,000
Other current liabilities	121,512	176,669
Total current liabilities	18,248,129	15,035,878
Long-term liabilities
Other non-current liabilities	75,312	67,365
Mandatorily redeemable preferred stock, noncurrent portion	--	5,517,263
Put warrants	3,178,066	402,606
Total liabilities	21,501,507	21,023,112
Commitments and contingencies
Stockholders’ equity
Common stock - $.01 par value, 250,000,000 shares authorized, 44,671,598 shares issued, of which 13,848,183 shares are held in the treasury as of March 31, 2011 and December 31, 2010, respectively	308,236	308,236
Additional paid-in capital	4,057,301	3,987,536
Accumulated deficit	(7,133,362)	(4,335,105)
Total stockholders’ (deficit) equity	(2,767,825)	(39,333)
Total liabilities and stockholders’ equity	$18,733,682	$20,983,779

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Contract Revenue
Service contracts	$6,461,513	$5,472,860
Repair and maintenance contracts	6,061,010	2,049,845
Total contract revenue	12,522,523	7,522,705
Cost of revenue
Service contracts	4,855,592	4,213,366
Repair and maintenance contracts	5,326,587	1,656,811
Total cost of revenue	10,182,179	5,870,177
Gross margin	2,340,344	1,652,528
Selling, general and administrative	1,649,080	1,607,924
Income from operations	691,264	44,604
Other income (expense)
Interest income	10,703	8
Change in fair value of put warrants	(2,775,460)	13,193
Interest expense – mandatorily redeemable preferred stock	(501,042)	(446,343)
Interest expense	(278,913)	(108,864)
Total other expense	(3,544,712)	(542,006)
Loss before income taxes	(2,853,448)	(497,402)
(Benefit) provision for income taxes	(55,191)	42,876
Net loss attributable to common shareholders	$(2,798,257)	$(540,278)

Weighted average number of common shares:
Basic	30,823,415	41,243,027
Diluted	30,823,415	41,243,027

Basic and diluted net loss per common share	$(0.09)	$(0.01)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,798,257)	$(540,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	69,765	83,617
Depreciation and amortization	104,524	104,557
Amortization of deferred financing costs	98,827	99,823
Amortization of debt discount	256,877	138,522
Accretion of preferred stock	131,820	124,799
Change in fair value of put warrants	2,775,460	(13,193)
Deferred income taxes	(104,962)	(101,536)
(Increase) Decrease in
Accounts receivable - contracts, net	596,849	946,838
Costs and earnings in excess of billings on uncompleted contracts	937,887	--
Prepaid expenses	594,526	(60,722)
Other current assets	63,276	94,425
Other non-current assets	89,276	83,639
(Decrease) Increase in
Accounts payable and accrued expenses	(2,012,185)	(427,392)
Accrued salaries and related liabilities	(161,321)	(47,934)
Other current liabilities	(165,744)	(40,505)
Other non-current liabilities	7,947	(13,895)
Net cash provided by operating activities	484,565	430,765
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	(19,997)
Net cash used in investing activities	--	(19,997)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	12,018,831	9,675,432
Payments on line of credit	(12,373,290)	(10,979,572)
Net cash used in financing activities	(354,459)	(1,304,140)
Net increase (decrease) in cash and cash equivalents	130,106	(893,372)
Cash and equivalents, beginning of period	94,746	895,711
Cash and cash equivalents, end of period	$224,852	$2,339

For the three months ended March 31,	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the quarter:
Cash paid for income taxes	$160,356	$145,000
Cash paid for interest	$247,269	$184,587

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Paradigm Holdings, Inc. (the “Company”) is the parent of the wholly owned subsidiaries, Paradigm Solutions Corp., Trinity IMS, Inc. (“Trinity”) and Caldwell Technology Solutions, LLC (“CTS”). On December 14, 2010, the Company reincorporated from the State of Wyoming to the State of Nevada pursuant to the merger of Paradigm Holdings, Inc., a Wyoming corporation (“Paradigm Wyoming”), into its wholly-owned subsidiary, Paradigm Holdings, Inc., a Nevada corporation (“Paradigm Nevada”).  References to the Company in this Quarterly Report on Form 10-Q relate to Paradigm Wyoming and/or Paradigm Nevada as the context requires. Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) for additional information on our corporate structure.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Therefore, certain financial information and footnote disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) are omitted in this interim report. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Annual Report on Form 10-K for the Company for the year ended December 31, 2010.

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

Liquidity

As of March 31, 2011, the Company had an accumulated deficit of approximately $7.1 million and working capital deficit of $5.3 million associated with the reclassification of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), as a current liability. Additionally, the Company is highly dependent on a line-of-credit financing arrangement. As of March 31, 2011, the Company had $1.8 million available under the Silicon Valley Bank (“SVB”) Line. Although there can be no assurances, based upon the current level of operations, we believe that cash flow from operations, together with borrowings that we expect to be available from our working capital line of credit with SVB, will be adequate to meet future liquidity needs for the next twelve months.

For a description of the Company’s accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for Paradigm Holdings, Inc. for the year ended December 31, 2010.

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

Percentage-of-Completion Contracts

The Company records certain construction type contracts, primarily in its mission critical infrastructure area, under the percentage-of-completion method of accounting. Amounts recognized in revenues are calculated using the percentage of construction cost completed, generally on a cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point during a contract’s term. The resulting difference is recognized as “costs and earnings in excess of billings on uncompleted contracts” or “billings in excess of costs and earnings on uncompleted contracts.” When using the percentage-of-completion method, the Company must be able to accurately estimate the total costs it expects to incur on a project in order to record the amount of revenues for that period. The Company continually updates its estimates of costs and the status of each contract with its subcontractors. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized when it is determined. The impact of revisions in contract estimates is recognized on a cumulative basis in the period in which the revisions are made.

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

The Company conducts a review for impairment of goodwill at least annually. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in the Company’s stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company’s operations experience significant negative results. These negative results can be the result of the Company’s individual operations or negative trends in the Company’s industry or in the general economy, which impact the Company. To the extent the Company’s goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination. At March 31, 2011, there were no such factors indicating that the Company’s goodwill and intangible assets were impaired.

Share-based Compensation

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation,” to account for share-based compensation. Option awards are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock is valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $70 thousand and $84 thousand for the three months ended March 31, 2011 and 2010, respectively. On February 15, 2011, the Board of Directors of the Company approved the grant of stock appreciation rights to certain employees of the Company. Each stock appreciation right is in the form of a SAR Warrant (as described further under Note 13). The SAR Warrants were classified as liabilities. The Company is required to reassess at each reporting date whether achievement of a certain performance condition (occurrence of the Liquidity Event) (as defined in the SAR Warrants)) is probable and the Company intends to begin recognizing compensation cost over the required service period if and when achievement of the performance condition became probable. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for a further discussion.

Valuation of Put Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of ASC 815-40. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Preferred Stock, contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability as of March 31, 2011. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 73% and 78% of total revenue was generated from four and three major customers during the three months ended March 31, 2011 and 2010, respectively. The Company’s accounts receivable related to these major customers was 60% and 66% of total accounts receivable at March 31, 2011 and at December 31, 2010, respectively. The Company defines major customer by agencies within the federal government.

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

Recent Accounting Pronouncements – Not Yet Adopted

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20”. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update No. 2010-20 for public entities. The standard is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination Whether a Restructuring Is a Troubled Debt Restructuring”. This ASU clarifies the guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 13, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company believes that the adoption of ASU 2011-02 will not have a material impact on the Company’s condensed consolidated finance statements.

Recent Accounting Pronouncements – Adopted

In December 2010, the FASB issued ASU 2010-28, “Intangibles  - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)”. This ASU provides guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The Company adopted ASU 2010-28 on January 1, 2011. The adoption of ASU 2010-28 did not materially impact the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)”. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011 and will apply ASU 2010-29 to its future acquisitions, if any.

Reclassification

Certain reclassifications have been made to the Consolidated Financial Statements of Paradigm Holdings for all prior fiscal years presented to conform to the presentation in fiscal year 2011.

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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

		Fair Value Measurement at March 31, 2011 Using:
	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Put warrants at March 31, 2011	$3,178,066	$--	$3,178,066	$--
Put warrants at December 31, 2010	$402,606	$--	$402,606	$--

The Company values the put warrants using the Black-Scholes model with the following assumptions:

	March 31, 2011	December 31, 2010
Exercise price	$0.078 & $0.0858	$0.078 & $0.0858
Underlying common stock price	$0.15	$0.02
Volatility	136.7%	127.7%
Contractual term	4.9 years	5.2 years
Risk free interest rate	2.24%	2.01%
Common stock dividend rate	0%	0%

In accordance with ASC 815, the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company as long as the warrants remain classified as a liability.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, note payable - line of credit, note payable – promissory note and mandatorily redeemable preferred stock. The fair values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, note payable - line of credit and note payable – promissory note approximated the carrying values based on market interest rates and the time to maturity. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. At March 31, 2011, the estimated fair values and carrying amounts of the mandatorily redeemable preferred stock was $6.4 million.

3. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service for 2011 and 2010. The components of accounts receivable are as follows:

	March 31, 2011	December 31, 2010

Billed receivables	$1,600,647	$2,815,955
Unbilled receivables	3,135,823	2,517,364

Total accounts receivable – contracts, net	$4,736,470	$5,333,319

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at March 31 2011 and December 31, 2010 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 as an allowance for doubtful accounts related to certain customers at March 31, 2011 and December 31, 2010.

4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2011	December 31, 2010

Prepaid insurance, rent and software maintenance agreements	$33,033	$134,087
Contract-related prepaid expenses	354,270	737,295
Other prepaid expenses	232,713	343,160

Total prepaid expenses	$620,016	$1,214,542

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows:

	March 31, 2011	December 31, 2010

Costs incurred on contract in progress and estimated earnings	$7,823,005	$4,397,376
Less billings to date	5,362,512	998,996

	$2,460,493	$3,398,380

The components of contract in progress are reflected in the consolidated balance sheets as follows:

	March 31, 2011	December 31, 2010

Costs and earnings in excess of billings on uncompleted contracts	$2,460,493	$3,398,380
Billings in excess of costs and earnings on uncompleted contracts	--	--

	$2,460,493	$3,398,380

6. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	March 31, 2011	December 31, 2010

Furniture and fixtures	$92,411	$92,411
Equipment	265,181	265,181
Software	331,618	331,618
Leasehold improvements	50,985	50,985
Total property and equipment	740,195	740,195
Accumulated depreciation	(655,063)	(637,357)

Property and equipment, net	$85,132	$102,838

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 was $17,706 and $17,739, respectively.

7. DEFERRED FINANCING COSTS

Deferred financing costs are as follows:

	March 31, 2011	December 31, 2010

Financing costs	$1,175,078	$1,175,078
Accumulated amortization	(829,653)	(730,826)

Net carrying amount	$345,425	$444,252

Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest rate method. Amortization expense included in interest expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 was $98,827 and $99,823, respectively.

For the remaining nine months ending December 31, 2011	$301,693
For the year ending December 31,
2012	43,732

8. INTANGIBLE ASSETS

Intangible assets are as follows:

	March 31, 2011	December 31, 2010

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(1,346,773)	(1,259,955)

Net carrying amount	$463,227	$550,045

The Company recorded $1.8 million of intangible assets representing the fair value of contract backlog associated with the Trinity and CTS acquisitions in 2007. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 was $86,818. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining nine months ending December 31, 2011	$260,455
For the year ending December 31,
2012	202,772

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	March 31, 2011	December 31, 2010

Accounts payable	$2,729,740	$4,829,421
Accrued expenses	629,632	542,136

Total accounts payable and accrued expenses	$3,359,372	$5,371,557

10. DEBT

At March 31, 2011 and December 31, 2010, outstanding debt consisted of the following:

	March 31, 2011		December 31, 2010

Current debt:
Note payable – line of credit		$2,730,222		$3,084,681
Notes payable – promissory notes		3,952,053		3,877,124
Mandatorily redeemable preferred stock, current portion		$6,431,031		$600,000
Total current debt		13,113,306		7,561,805

Long-term debt:	$		$
Mandatorily redeemable preferred stock		6,206,000		6,206,000
Add: Accretion preferred stock		1,057,690		925,870
Less: Redemption		(100,000)		(100,000)
Stated value		7,163,690		7,031,870
Less: unamortized discount		(732,659)		(914,607)
Carrying amount		6,431,031		6,117,263
Less: current portion		(6,431,031)		(600,000)
Mandatorily redeemable preferred stock, net of current portion		$--		$5,517,263
Put warrants		$3,178,066		$402,606
Total long-term debt, net of current portion		$3,178,066		$5,919,869

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

On June 11, 2010, the Company and SVB entered into a Fifth Loan Modification Agreement. This Fifth Loan Modification Agreement, among other things, (i) reduces the early termination fee payable by the Company from $100,000 to $45,000, (ii) modifies the finance charge and collateral handling fee payable by the Company, (iii) revises the Company’s financial covenants, (iv) waives the Company’s failure to comply with certain financial covenants for the three month periods ended February 28, 2010, March 31, 2010, April 30, 2010 and May 31, 2010, (v) revises the circumstances pursuant to which the Company may redeem shares of Series A-1 Senior Preferred Stock without the prior written consent of SVB, (vi) adds certain new definitions and amends the definitions of “Prime Rate”, “Eligible Accounts” and “Applicable Rate” and (vii) extends the maturity date to May 15, 2011. On May 16, 2011, the Company and SVB entered into a Sixth Loan and Modification Agreement to extend the maturity date to November 11, 2011. The Company was in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended March 31, 2011. As of March 31, 2011, the Company had $2.7 million outstanding, and $1.8 million additional availability, under its working capital line of credit with SVB.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of March 31, 2011, no events of default had occurred.

On May 6, 2011, the Company, PSC, CTS, Trinity and SVB entered into an Assumption Agreement (the “Assumption Agreement”). Pursuant to the Assumption Agreement, the Company, among other things, agreed to substitute itself as “Borrower” under the Loan and Security Agreement and other related loan documents in lieu of Paradigm Wyoming and granted a security interest to SVB in certain specified collateral.  The Assumption Agreement also amended the Loan and Security Agreement by adding and clarifying certain definitions.

In addition to the Assumption Agreement, on May 6, 2011, the Company and SVB entered into a Intellectual Property Security Agreement (the “Intellectual Property Security Agreement”) pursuant to which the Company granted SVB a security interest in the Company’s intellectual property and the Company, SVB, SVB Securities and Penson Financial Services, Inc. entered into a Securities Account Control Agreement  with respect to, among other things, the Company’s securities accounts with SVB Securities (the “SACA”).

On May 26, 2010, Paradigm Wyoming, PSC, CTS, Trinity, SVB and the Purchasers as defined herein entered into a Subordination Agreement in connection with a loan transaction between Paradigm Wyoming and the Purchasers (the “Subordination Agreement”).  On May 6, 2011, the Company, PSC, CTS, Trinity, SVB and the Purchasers entered into a Ratification of Subordination Agreement  pursuant to which, among other things, (i) the Purchasers ratified the Subordination Agreement, consented to the Assumption Agreement and acknowledged that references to “Borrower” in the Subordination Agreement include the Company and (ii) Silicon Valley Bank ratified the Subordination Agreement, consented to the terms of the Purchaser Assumption Agreement (as defined below) and acknowledged that references to “Borrower” in the Subordination Agreement include the Company.

Notes Payable – Promissory Notes

On May 26, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hale Capital Partners, LP (“Hale Capital”) and EREF PARA, LLC (“EREF” and together with Hale Capital, the “Purchasers”) and consummated the issuance and sale of Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Original Notes”) to the Purchasers, for an aggregate purchase price of $4,000,000. In addition, the Company issued 3,428,571 shares (the “Fee Shares”) of the Company’s common stock, to the Purchasers, at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement. The Company used the net proceeds from the sale of the Original Notes as security for the issuance of a letter of credit to secure the Performance Bond. Refer to Note 15 of the Notes to Consolidated Financial Statements for a further discussion of the Performance Bond.

As a replacement for the Senior Secured Subordinated Promissory Notes previously issued on May 26, 2010 to the Purchasers by Paradigm Wyoming, on May 6, 2011, the Company issued Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Notes”) to the Purchasers.  The Notes have substantially the same terms as the Original Notes.

On May 16, 2011, the Company and the Purchasers entered into an Amendment to Senior Secured Subordinated Notes (the “Amendment”) pursuant to which the Notes were amended to provide, among other things, (i) that the maturity date of the Notes will be November 25, 2011 and (ii) to provide that the Company will pay, on or before May 26, 2011, as a prepayment of principal on the Notes, $756,767 to Hale Capital and $743,233.41 to EREF PARA.  In connection with the Amendment, the Company issued an aggregate of 367,103 shares of common stock to the Purchasers as additional interest on the Notes.

The Notes accrue interest at a rate of 6.00% per annum. The Notes mature on November 25, 2011 (the “Maturity Date”). The Purchasers may require the Company to redeem all or any portion of the Notes prior to the Maturity Date in connection with an “Event of Default,” “Change of Control” or “Sale” (each as defined in the Notes). From and after the incurrence of an “Event of Default” the interest rate under the Notes automatically increases to 18.00%. The Notes also contain, among other things, certain affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and restricted payments. If the Company fails to redeem the Notes to the extent required pursuant to the terms of the Notes, then each holder of the Notes may elect to convert such holder’s Notes into common stock at a conversion price of $0.086.

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

On May 6, 2011, the Company, PSC, CTS, Trinity and the Purchasers entered into an Assumption and Reaffirmation Agreement (the “Purchaser Assumption Agreement”) pursuant to which, among other things, (i) the Company agreed to substitute itself as the “Company” and “Parent” in the Securities Purchase Agreement and related transaction documents in lieu of Paradigm Wyoming, (ii) assumed and agreed to pay all principal, accrued and unpaid interest and late charges owing under the Securities Purchase Agreement and the related transaction documents, (iii) acknowledged certain liens and reaffirmed certain obligations of the Company, (iv) granted a security interest to the Purchasers in certain specified collateral and (v) consented to the Assumption Agreement, the Intellectual Property Security Agreement and the SACA.

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

Redemption

The Certificate of Designations of the Series A-1 Preferred Stock provides that any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. As of March 31, 2011, the Company had redeemed approximately 90 shares of Series A-1 Preferred Stock and no redemptions with respect to any Excess Cash Flow had been made in accordance with restrictions placed by SVB with respect to such redemptions and/or the Company’s lack of Excess Cash Flow. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock (other than certain excluded shares of Series A-1 Preferred Stock) held by that Purchaser for no additional consideration.

On May 16, 2011, the Purchasers and the Company entered into a letter agreement pursuant to which the Purchasers agreed that if the Company fails to redeem the Company’s outstanding Series A-1 Preferred Stock on February 9, 2012 (the “Maturity Date”) pursuant to the mandatory redemption provision (the “Mandatory Redemption Requirement”) of the Certificate of Designations that the Purchasers waive the Company’s compliance with such requirement on February 9, 2012 and the Company and the Purchasers agreed that the Maturity Date would thereafter be extended until May 9, 2012.  If the Company fails to redeem the Series A-1 Preferred Stock either (i) on May 9, 2012 pursuant to the revised Mandatory Redemption Requirement or (ii) as otherwise required under the Certificate of Designations, such failure would constitute an Event of Default pursuant to the Certificate of Designations.

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

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. Interest expense related to the mandatorily redeemable preferred stock included in other expense in the accompanying condensed consolidated statements of operations for the quarter ended March 31, 2011 and 2010 was $0.5 and $0.4 million, respectively. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the purchase price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to ASC 815-40 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The warrants should be measured at fair value, with changes in fair value reported in earnings as long as the warrants remain classified as a liability.

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the warrants, the effective interest rate is 26% as of March 31, 2011. The Company also incurred $1,175,078 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the warrants using the Black-Scholes option pricing model. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three months ended March 31, 2011 and 2010, the change of fair value of the Warrants was $2.8 million and ($13) thousand, respectively.

On May 26, 2010, the Purchasers and the Company, entered into the Consent and Amendment (the “Consent and Amendment”) to the Preferred Stock Purchase Agreement, dated February 27, 2009, by and among the Company and the Purchasers (the “Preferred Stock Agreement”), to, among other things: (i) grant registration rights to the Purchasers with respect to the Fee Shares; (ii) exclude the Notes and Fee Shares from certain participation rights granted to the purchasers of securities under to the Preferred Stock Agreement ; and (iii) amend the Company’s existing right to repurchase Series A-1 Preferred Stock for no additional consideration following the occurrence of certain events as provided in the Preferred Stock Purchase Agreement to exclude certain “Excluded Shares” (as defined in the Consent and Amendment) from such provision.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2011.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of March 31, 2011, the Company had recorded immaterial interest and penalties associated with the filing of previous tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

12. NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. Common shares issued during the period and common shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per common share has been computed in a manner consistent with that of basic net loss per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net loss per common share for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31, 2011	March 31, 2010
Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(2,798,257)	$(540,278)

Weighted average common shares outstanding – basic	30,823,415	41,243,027
Treasury effect of stock options	--	--

Total weighted average common shares outstanding – diluted	30,823,415	41,243,027

Basic and diluted net loss per common share	$(0.09)	$(0.01)

Common stock equivalents of 154,598,817 and 154,658,800 were not included in the computation of diluted net loss per common share for the three months ended March 31, 2011 and 2010, respectively, as these common stock equivalents are not “in-the-money” or the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

13. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan. At March 31, 2011, 4,918,546 shares of common stock were reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,000,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of March 31, 2011, 2,925,000 shares of restricted common stock and options to purchase 477,000 shares of common stock have been issued under the Plan and options to purchase 2,622,000 shares of common stock have been granted outside of the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at January 1, 2011	1,477,000	$0.29	$--	5.6
Granted	--	--
Exercised	--	--
Canceled	(10,000)	0.20

Outstanding at March 31, 2011	1,467,000	$0.29	$--	5.4

Exercisable at January 1, 2011	1,442,000	$0.30	$--	5.6
Exercisable at March 31, 2011	1,435,333	$0.30	$--	5.3

Aggregate intrinsic value is calculated by multiplying the excess of the closing market price of $0.15 at March 31, 2011 over the exercise price by the number of “in-the money” options outstanding.

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 was $1,350 and $15,202, respectively.

The Company did not grant any stock options during the three months ended March 31, 2011 and 2010. As of March 31, 2011, the Company had $3,000 of total unrecognized option compensation costs, which will be recognized over a weighted average period of 0.5 years.

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

The following table summarizes the Company's restricted common stock activity.

	Number of Restricted Common Stock	Aggregate Fair Value	Weighted Average Vesting Periods	Weighted Average Remaining Vesting Periods
			(in years)	(in years)
Outstanding at January 1, 2011	2,625,000	$1,245,000	4.4	1.6
Granted	--

Outstanding at March 31, 2011	2,625,000	$1,245,000	4.4	1.3

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three months ended March 31, 2011 and 2010 was $68,415.

The Company did not grant any restricted common stock during the three months ended March 31, 2011 and 2010. As of March 31, 2011, the unrecognized compensation costs related to the remaining nonvested shares of restricted stock was $0.3 million, which will be recognized over a weighted average period of 1.3 years.

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

The SAR Warrants are classified as liabilities and the vesting condition are considered a performance condition based on the guidance of ASC 718, “Compensation – Stock Compensation.” Since the SAR Warrants do not vest until the performance condition is met and the performance condition (occurrence of the Liquidity Event) is not considered probable at the quarter ended March 31, 2011, no compensation expense has been recognized for the reporting period. The Company is required to reassess at each reporting date whether achievement of the performance condition is probable and the Company intends to begin recognizing compensation cost over the required service period if and when achievement of the performance condition become probable. The compensation cost recognized in the financial statements will be based on the fair value of the award coincident with the time when performance condition becomes probable.

Shares Reserved for Future Issuance

At March 31, 2011, future issuances of the Company’s common stock are as follows:

	March 31, 2011	December 31, 2010

Exercise of Class A and B warrants	148,664,852	148,664,852
Exercise of common stock purchased warrants	1,602,565	1,602,565
Exercise of common stock purchased warrants	232,733	232,733
Exercise of stock options	1,467,000	1,477,000
	151,976,150	151,977,150

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

As of March 31, 2011, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at March 31, 2011 approximately, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$155,863,015
Completed to date	133,767,060

Authorized backlog	$22,095,955

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $53,600,000.

As of March 31, 2011, four of the Company's existing contracts are subject to renegotiation during the remainder of 2011.

15. COMMITMENTS AND CONTINGENCIES

Bond Commitment

The Company was required by a certain governmental agency to post performance and payment bonds for one of its contracts which was won in the second quarter of 2010. The bonds were obtained through the surety company Zurich NA and guarantee to the customer that the Company will perform under the terms of the contract and to pay vendors. If the Company fails to perform under the contract or to pay vendors, the customer may require that the insurer make payments or provide services under the bonds. The bonds were further secured by an irrevocable letter of credit of $4.0 million. At March 31, 2011, the Company had $13.0 million in performance and payment bonds outstanding.

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to 200 personnel (full time, part time, and consultants) at March 31, 2011. The 2011 annual run-rate of revenue is approximately $50.0 million, based on revenue for the three months ended March 31, 2011. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of March 31, 2011, Paradigm had three wholly-owned subsidiaries, Paradigm Solutions Corp. (“PSC”), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity IMS, Inc. (“Trinity”), which was acquired on April 9, 2007 to deliver cybersecurity solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of national security programs within the intelligence community.

We derive substantially all of our revenue from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the three months ended March 31, 2011, our business was comprised of 61% fixed price and 39% time and material contracts.

For the three months ended March 31, 2011, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our four largest clients, all agencies within the federal government, generated approximately 73% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

The following critical accounting policies require management’s judgment and estimation, where such estimates have a material effect on the condensed consolidated financial statements:

•	accounting for revenue recognition
•	accounting for cost of revenue
•	accounting for goodwill and intangible assets
•	accounting for impairment of long-lived assets
•	accounting for share-based compensation
•	accounting for valuation of put warrants
•	accounting for income taxes
•	accounting for segment reporting

For a description of these critical accounting policies except for the accounting for valuation of warrants, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Paradigm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that have a current or future potential impact on our consolidated financial statements are as follows:

Recent Accounting Pronouncements – Not Yet Adopted

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20”. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update No. 2010-20 for public entities. The standard is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination Whether a Restructuring Is a Troubled Debt Restructuring”. This ASU clarifies the guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 13, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company believes that the adoption of ASU 2011-02 will not have a material impact on the Company’s condensed consolidated finance statements.

Recent Accounting Pronouncements – Adopted

In December 2010, the FASB issued ASU 2010-28, “Intangibles  - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)”. This ASU provides guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The Company adopted ASU 2010-28 on January 1, 2011. The adoption of ASU 2010-28 did not materially impact the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)”. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011 and will apply ASU 2010-29 to its future acquisitions, if any.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Paradigm’s condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with Paradigm’s consolidated financial statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Paradigm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	2011	2010

Revenue	$12,522	7,523	100.0%	100.0%
Cost of Revenue	10,182	5,870	81.3	78.0
Gross Margin	2,340	1,653	18.7	22.0
Selling, General & Administrative	1,649	1,608	13.2	21.4
Income from operations	691	45	5.5	0.6
Other expense	(3,544)	(542)	(28.3)	(7.2)
Provision for income taxes	(55)	43	(0.4)	0.6
Net loss	$(2,798)	(540)	(22.4%)	(7.2%)

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total contract revenue.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	2011	2010
Federal Service Contracts	$6,461	$5,473	51.6%	72.8%
Federal Repair & Maintenance Contracts	6,061	2,050	48.4	27.2
Total Revenue	$12,522	$7,523	100.0%	100.0%

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

The Federal Government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, the Company’s clients may have to suspend engagements that are in progress until a budget has been approved. Such suspensions may cause the Company to realize lower revenues in the fourth quarter of the year. Further, a change in presidential administrations, in senior government officials or budgetary policy may negatively affect the rate at which the Federal Government purchases technology.

As a result of the factors above, period-to-period comparisons of Paradigm’s revenues and operating results may not be meaningful. Readers should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on Paradigm’s operating results and financial condition.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenue. For the three months ended March 31, 2011, revenue increased 66.5% to $12.5 million from $7.5 million for the same period in 2010. The increase in revenue is attributable to increase in our federal service and repair and maintenance contracts revenue of $1.0 million and $4.0 million, respectively. The increase in service contract revenue is attributable to the expansion of existing service contracts and recent contract wins in the Company’s cybersecurity practice area and the increase in repair and maintenance revenue is attributable to recent contract wins in mission critical infrastructure practice area which is partially offset by a reduction in revenue on a federal repair and maintenance contract.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended March 31, 2011, cost of revenue increased 73.5% to $10.2 million from $5.9 million for the same period in 2010. The increase in cost of revenue was primarily attributable to the corresponding increase in revenue. As a percentage of revenue, cost of revenue was 81.3% for the three months ended March 31, 2011 as compared to 78.0% for the same period in 2010.

Gross Margin. For the three months ended March 31, 2011, gross margin increased 41.6% to $2.3 million from $1.7 million for the same period in 2010. The increase in gross margin is primarily attributable to the increase in revenue. Gross margin as a percentage of revenue decreased to 18.7% for the three months ended March 31, 2011 from 22.0% for the same period in 2010. The decrease in gross margin is attributable to lower profitability on one of the contracts in the mission critical infrastructure practice area which is partially offset by increases in the service gross margin. Gross margin as a percentage of service contract revenue increased to 24.9% from 23.0% for the same period in 2010. The increase in service gross margin is attributable to cost management on these contracts. Gross margin as a percentage of our maintenance contract revenue decreased to 12.1% from 19.2% for the same period in 2010. The decrease in maintenance gross margin is directly attributable to lower profitability on one of the contracts in the mission critical infrastructure practice area.

Selling, General & Administrative. Selling, general & administrative (“SG&A”) expenses were $1.6 million for the three months ended March 31, 2011 and March 31, 2010. As a percentage of revenue, SG&A expenses decreased to 13.2% for the three months ended March 31, 2011 from 21.4% for the same period in 2010. The decrease in percentage is directly attributable to the increase in revenue.

Other Expense. For the three months ended March 31, 2011, other expense increased to $3.5 million from $0.5 million for the same period in 2010. As a percentage of revenue, other expense increased to 28.3% for the three months ended March 31, 2011 from 7.2% for the same period in 2010. The increase in other expense was primarily attributable to $0.2 million interest expense recorded on the promissory notes issued in May 2010 and $2.8 million change in fair value of the put warrants.

Income Taxes. For the three months ended March 31, 2011, the Company recorded a tax benefit of $0.1 million, or an effective tax rate of 0%, from a tax expense of $43 thousand, or an effective tax rate of 8.6%, for the same period in 2010. The change in estimated annual effective tax rate is due to the non-deductibility of permanent items including interest expense on the mandatorily redeemable preferred stock and the expense associated with the change in the fair value of the warrant liability.

Net Loss. For the three months ended March 31, 2011, net loss increased to $2.8 million from $0.5 million for the same period in 2010. The increase in net loss was due to higher other expense as discuss above which was partially offset by improved income from operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are financing our cost of operations, capital expenditures, servicing our debt and paying dividends and redemption payments on our preferred stock. Our sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under our working capital line of credit. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our working capital line of credit. As of March 31, 2011, the Company had a working capital deficit of $5.3 million associated with the reclassification of Series A-1 Preferred Stock to a current liability. Although there can be no assurances, based upon the current level of operations, we believe that cash flow from operations, together with borrowings that we expect to be available from our working capital line of credit with SVB, will be adequate to meet future liquidity needs for the next twelve months.

For the three months ended March 31, 2011, the Company generated an increase of $130 thousand in cash and cash equivalents compared to $893 thousand of cash used for the same period in 2010.

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2011 compared to $0.4 million for the same period in 2010.

Net loss was $2.8 million for the three months ended March 31, 2011 compared to $0.5 million for the same period in 2010. The increase in net loss was primarily due to higher other expense as discuss above which was partially offset by improved income from operations.

Accounts receivable decreased by $0.6 million for the three months ended March 31, 2011 compared to $0.9 million for the same period in 2010. The decrease in the accounts receivable for the three months ended March 31, 2011 is attributable to strong collection efforts during the quarter.

Costs and earnings in excess of billings on uncompleted contracts increased by $0.9 million for the three months ended March 31, 2011 compared to a balance of zero for the same period in 2010. Costs and earnings in excess of billings on uncompleted contracts represent the amount unbilled on one of the newly won contracts as of March 31, 2011.

Prepaid expense decreased by $0.6 million for the three months ended March 31, 2011 compared to an increase of $0.1 million for the same period in 2010. The decrease in prepaid expense for the three months ended March 31, 2011 is attributable to amortization of prepaid direct contract expenses of $0.4 million and amortization of other prepaid general corporate expenses of $0.2 million.

Accounts payable and accrued expenses decreased by $2.0 million for the three months ended March 31, 2011 compared to $0.4 million for the same period in 2010. The decrease in accounts payable for the three months ended March 31, 2011 is primarily reflective of the vendor payments on the uncompleted contracts discussed above.

Net cash used in investing activities was $0 for the three months ended March 31, 2011 compared to $20 thousand for the same period in 2010.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2011 compared to cash used in financing activities of $1.3 million for the same period in 2010. The decrease in net cash used in financing activities is due to payments made to pay down the Company’s line of credit with SVB.

As of March 31, 2011, 25% of the Company’s total assets were in the form of accounts receivable. The Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of March 31, 2011, the Company had unbilled receivables of $3.1 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

In the event cash flows are not sufficient to fund operations at the present level and the Company is unable to obtain additional financing, it would attempt to take appropriate actions to tailor its activities to its available financing, including reducing its business operations through additional cost cutting measures and revising its business strategy. However, there can be no assurances that the Company’s attempts to take such actions would be successful.

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

The annual dividend on the Series A-1 Preferred Stock accrues on a daily basis and compounds monthly, with 40% of such dividend payable in cash and 60% of such dividend payable by adding such amount to the Stated Value per share of the Series A-1 Preferred Stock. The Company is generally required to make cash dividend payments ranging from $26,000 to $29,000 a month. Based on the dividend accrued as of March 31, 2011, the Stated Value per share as of such date was $1,171.

Any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations of Series A-1 Senior Preferred Stock (the “Certificate of Designations”)) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. As of March 31, 2011, the Company had redeemed approximately 90 shares of Series A-1 Preferred Stock and no redemptions with respect to any Excess Cash Flow had been made in accordance with restrictions placed by SVB with respect to such redemptions and/or the Company’s lack of Excess Cash Flow. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock (other than certain excluded shares of Series A-1 Preferred Stock) held by that Purchaser for no additional consideration.

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

The Preferred Stock Purchase Agreement and the Certificate of Designations also contain certain affirmative and negative covenants. The affirmative covenants include certain financial covenants, including revenue, EBDITA, working capital and net cash covenants. The Company was in compliance with these financial covenants as of March 31, 2011.

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

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the Warrants, the effective interest rate is 26% as of March 31, 2011. The Company also incurred approximately $1,175,000 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the Warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred Stock from the date of issuance to March 31, 2011, was an increase of approximately $1.3 million from $1.9 million as of February 27, 2009 to $3.2 million as of March 31, 2011. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three months ended March 31, 2011 and 2011, the change of fair value of the Warrants was $2.8 million and $(13) thousand, respectively.

On May 26, 2010, the Purchasers and the Company, entered into the Consent and Amendment (the “Consent and Amendment”) to the Preferred Stock Purchase Agreement, dated February 27, 2009, by and among the Company and the Purchasers (the “Preferred Stock Agreement”), to, among other things: (i) grant registration rights to the Purchasers with respect to the Fee; (ii) exclude the Notes and Fee Shares from certain participation rights granted to the purchasers of securities under to the Preferred Stock Agreement ; and (iii) amend the Company’s existing right to repurchase Series A-1 Preferred Stock for no additional consideration following the occurrence of certain events as provided in the Preferred Stock Purchase Agreement to exclude certain “Excluded Shares” (as defined in the Consent and Amendment) from such provision.

At the Special Meeting of Shareholders of Paradigm Wyoming, on November 11, 2010, Paradigm Wyoming’s shareholders approved the proposed merger (the “Merger”) of Paradigm Wyoming with and into a wholly-owned subsidiary, Paradigm Nevada, for the purpose of changing the domicile of Paradigm Wyoming from Wyoming to Nevada in accordance with the terms of the Agreement and Plan of Merger dated May 5, 2010 between Paradigm Wyoming and Paradigm Nevada. Following the approval by the Paradigm Wyoming shareholders, the Merger was effected on December 14, 2010. As a result, Paradigm is now a Nevada corporation and has continued to be named “Paradigm Holdings, Inc.”

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

On May 16, 2011, the Purchasers and the Company entered into a letter agreement pursuant to which the Purchasers agreed that if the Company fails to redeem the Company’s outstanding Series A-1 Preferred Stock on February 9, 2012 (the “Maturity Date”) pursuant to the mandatory redemption provision (the “Mandatory Redemption Requirement”) of the Certificate of Designations that the Purchasers waive the Company’s compliance with such requirement on February 9, 2012 and the Company and the Purchasers agreed that the Maturity Date would thereafter be extended until May 9, 2012.  If the Company fails to redeem the Series A-1 Preferred Stock either (i) on May 9, 2012 pursuant to the revised Mandatory Redemption Requirement or (ii) as otherwise required under the Certificate of Designations, such failure would constitute an Event of Default pursuant to the Certificate of Designations.

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

On June 11, 2010, the Company and SVB entered into a Fifth Loan Modification Agreement. This Fifth Loan Modification Agreement, among other things, (i) reduces the early termination fee payable by the Company from $100,000 to $45,000, (ii) modifies the finance charge and collateral handling fee payable by the Company, (iii) revises the Company’s financial covenants, (iv) waives the Company’s failure to comply with certain financial covenants for the three month periods ended February 28, 2010, March 31, 2010, April 30, 2010 and May 31, 2010, (v) revises the circumstances pursuant to which the Company may redeem shares of Series A-1 Senior Preferred Stock without the prior written consent of SVB, (vi) adds certain new definitions and amends the definitions of “Prime Rate”, “Eligible Accounts” and “Applicable Rate” and (vii) extends the maturity date to May 15, 2011. On May 16, 2011, the Company and SVB entered into a Sixth Loan and Modification Agreement to extend the maturity date to November 11, 2011. The Company was in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three month period ended March 31, 2011. As of March 31, 2011, the Company had $2.7 million outstanding, and $1.8 million additional availability, under its working capital line of credit with SVB.

Even though the Company was in compliance with the EBITDA covenant requirement as of March 31, 2011, it is reasonably possible that the Company may not be in compliance in future periods if the Company cannot maintain the same levels of profitability.

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

On May 6, 2011, the Company, PSC, CTS, Trinity and SVB entered into an Assumption Agreement (the “Assumption Agreement”). Pursuant to the Assumption Agreement, the Company, among other things, agreed to substitute itself as “Borrower” under the Loan and Security Agreement and other related loan documents in lieu of Paradigm Wyoming and granted a security interest to SVB in certain specified collateral.  The Assumption Agreement also amended the Loan and Security Agreement by adding and clarifying certain definitions.

In addition to the Assumption Agreement, on May 6, 2011, the Company and SVB entered into a Intellectual Property Security Agreement (the “Intellectual Property Security Agreement”) pursuant to which the Company granted SVB a security interest in the Company’s intellectual property and the Company, SVB, SVB Securities and Penson Financial Services, Inc. entered into a Securities Account Control Agreement  with respect to, among other things, the Company’s securities accounts with SVB Securities (the “SACA”).

On May 26, 2010, Paradigm Wyoming, PSC, CTS, Trinity, SVB and the Purchasers entered into a Subordination Agreement in connection with a loan transaction between Paradigm Wyoming and the Purchasers (the “Subordination Agreement”).  On May 6, 2011, the Company, PSC, CTS, Trinity, SVB and the Purchasers entered into a Ratification of Subordination Agreement  pursuant to which, among other things, (i) the Purchasers ratified the Subordination Agreement, consented to the Assumption Agreement and acknowledged that references to “Borrower” in the Subordination Agreement include the Company and (ii) Silicon Valley Bank ratified the Subordination Agreement, consented to the terms of the Purchaser Assumption Agreement (as defined below) and acknowledged that references to “Borrower” in the Subordination Agreement include the Company.

Notes Payable – Promissory Note

On May 26, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hale Capital Partners, LP (“Hale Capital”) and EREF PARA, LLC (“EREF” and together with Hale Capital, the “Purchasers”) and consummated the issuance and sale of Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Original Notes”) to the Purchasers, for an aggregate purchase price of $4,000,000, pursuant to such agreement. In addition, the Company issued 3,428,571 shares (the “Fee Shares”) of the Company’s common stock to the Purchasers at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement. The Company used the net proceeds from the sale of the Original Notes as security for the issuance of a letter of credit to secure the Performance Bond (as defined below). Refer to Note 15 of the Notes to Consolidated Financial Statements for a further discussion of the Performance Bond.

As a replacement for the Senior Secured Subordinated Promissory Notes previously issued on May 26, 2010 to the Purchasers by Paradigm Wyoming, on May 6, 2011, the Company issued Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Notes”) to the Purchasers.  The Notes have substantially the same terms as the Original Notes.

On May 16, 2011, the Company and the Purchasers entered into an Amendment to Senior Secured Subordinated Notes (the “Amendment”) pursuant to which the Notes were amended to provide, among other things, (i) that the maturity date of the Notes will be November 25, 2011 and (ii) to provide that the Company will pay, on or before May 26, 2011, as a prepayment of principal on the Notes, $756,767 to Hale Capital and $743,233.41 to EREF PARA.  In connection with the Amendment, the Company issued an aggregate of 367,103 shares of common stock to the Purchasers as additional interest on the Notes.

The Notes accrue interest at a rate of 6.00% per annum. The Notes mature on November 25, 2011 (the “Maturity Date”). The Purchasers may require the Company to redeem all or any portion of the Notes prior to the Maturity Date in connection with an “Event of Default,” “Change of Control” or “Sale” (each as defined in the Notes). From and after the incurrence of an “Event of Default” the interest rate under the Notes automatically increases to 18.00%. The Notes also contain, among other things, certain affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and restricted payments. If the Company fails to redeem the Notes to the extent required pursuant to the terms of the Notes, then each holder of the Notes may elect to convert such holder’s Notes into common stock at a conversion price of $0.086.

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

On May 6, 2011, the Company, PSC, CTS, Trinity and the Purchasers entered into an Assumption and Reaffirmation Agreement (the “Purchaser Assumption Agreement”) pursuant to which, among other things, (i) the Company agreed to substitute itself as the “Company” and “Parent” in the Securities Purchase Agreement and related transaction documents in lieu of Paradigm Wyoming, (ii) assumed and agreed to pay all principal, accrued and unpaid interest and late charges owing under the Securities Purchase Agreement and the related transaction documents, (iii) acknowledged certain liens and reaffirmed certain obligations of the Company, (iv) granted a security interest to the Purchasers in certain specified collateral and (v) consented to the Assumption Agreement, the Intellectual Property Security Agreement and the SACA.

Bond Commitment

The Company was required by a certain governmental agency to post performance and payment bonds for one of its contracts which was won in the second quarter of 2010. The bonds were obtained through the surety company Zurich NA and guarantee to the customer that the Company will perform under the terms of the contract and to pay vendors. If the Company fails to perform under the contract or to pay vendors, the customer may require that the insurer make payments or provide services under the bonds. The bonds were further secured by an irrevocable letter of credit of $4.0 million. At March 31, 2011, the Company had $13.0 million in performance and payment bonds outstanding.

Letter of Credit

On May 26, 2010, the Company caused SVB to issue an irrevocable standby letter of credit in the aggregate amount of $4.0 million to secure the Performance and Payment Bonds. The letter of credit is valid until May 31, 2011. The Company used the net proceeds from the sale of the Notes as security for the letter of credit.

Stock Appreciation Rights

On February 15, 2011, the Board of Directors of the Company approved the grant of stock appreciation rights to certain employees of the Company. Each stock appreciation right is in the form of a SAR Warrant (the “SAR Warrants”) that is exercised automatically upon the occurrence of a Liquidity Event (as defined in the SAR Warrants), with respect to that number of shares that would equal a specified percentage of the shares of common stock of the Company, that are outstanding as of the Liquidity Date (as defined in the SAR Warrants) (the “Target Shareholding Percentage”), subject to the terms and conditions set forth in the SAR Warrants.

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

The SAR Warrants were classified as liabilities and the vesting condition was considered a performance condition based on the guidance of ASC 718, “Compensation – Stock Compensation.” Since the warrants do not vest until the performance condition is met and the performance condition (occurrence of the Liquidity Event) is not considered probable at the quarter ended March 31, 2011. No compensation expense is required for the reporting period. The Company is required to reassess at each reporting date whether achievement of the performance condition is probable and would begin recognizing compensation cost over the required service period if and when achievement of the performance condition became probable. The compensation cost recognized in the financial statements will be based on the fair value of the award coincide with the actual settlement.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the quarter ended March 31, 2011. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5: OTHER INFORMATION

Sixth Loan Modification Agreement

On May 16, 2011, the Company, Paradigm Solutions Corporation (“PSC”), Caldwell Technology Solutions LLC (“CTS) and Trinity Information Management Services (“TIMS” collectively with the Company, PSC and CTS, the “Borrower”), and Silicon Valley Bank entered into a Sixth Loan Modification Agreement (the “Sixth Loan Amendment”).  The Sixth Loan Amendment, among other things, amends that certain Loan and Security Agreement (working capital line of credit) dated March 13, 2007 among the Borrower and Silicon Valley Bank, as amended (the “Loan Agreement”), to extend the maturity date of the Loan Agreement until November 11, 2011.

The foregoing description of the terms of the Sixth Loan Amendment is not complete and is qualified in its entirety by reference to the Sixth Loan Amendment, a copy of which is attached as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amendment to Notes

The Company previously issued to Hale Capital Partners, LP (“Hale Capital”) a Senior Secured Subordinated Note in the original principal amount of $2,018,047.05 (the “Hale Capital Note”) and the Company previously issued to EREF PARA, LLC (“EREF PARA” and together with Hale Capital, the “Purchasers”) a Senior Secured Subordinated Note in the original principal amount of $1,981,952.95 (the “EREF PARA Note” and together with the Hale Capital Note, the “Notes”). On May 16, 2011, the Company and the Purchasers entered into an Amendment to Senior Secured Subordinated Notes (the “Amendment”) pursuant to which the Notes were amended to provide, among other things, (i) that the maturity date of the Notes will be November 25, 2011 and (ii) to provide that the Company will pay, on or before May 26, 2011, as a prepayment of principal on the Notes, $756,767 to Hale Capital and $743,233.41 to EREF PARA.  In connection with the Amendment, the Company issued an aggregate of 367,103 shares of common stock to the Purchasers as additional interest on the Notes.

The foregoing description of the terms of the Amendment is not complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached as Exhibit 10.9 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Waiver Letter

On May 16, 2011, the Purchasers and the Company entered into a letter agreement pursuant to which the Purchasers agreed that if the Company fails to redeem the Company’s outstanding Series A-1 Preferred Stock on February 9, 2012 (the “Maturity Date”) pursuant to the mandatory redemption provision (the “Mandatory Redemption Requirement”) of the Company’s Certificate of Designations that the Purchasers waive the Company’s compliance with such requirement on February 9, 2012 and the Company and the Purchasers agreed that the Maturity Date would thereafter be extended until May 9, 2012.  If the Company fails to redeem the Series A-1 Preferred Stock either (i) on May 9, 2012 pursuant to the revised Mandatory Redemption Requirement or (ii) as otherwise required under the Certificate of Designations, such failure would constitute an Event of Default pursuant to the Certificate of Designations.

The foregoing description of the terms of the Amendment is not complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached as Exhibit 10.10 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Form of Management Warrant	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on February 18, 2011

10.2	Assumption Agreement dated May 6, 2011 among Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC, Trinity Information Management Services and Silicon Valley Bank	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

10.3	Intellectual Property Security Agreement dated May 6, 2011 between Paradigm Holdings, Inc. and Silicon Valley Bank	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

10.4	Securities Account Control Agreement dated May 6, 2011 among Paradigm Holdings, Inc., Silicon Valley Bank, SVB Securities and Penson Financial Services, Inc.	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

10.5
Ratification of Subordination Agreement dated May 6, 2011 among Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC, Trinity Information Management Services, Silicon Valley Bank, Hale Capital Partners, LP and EREF PARA, LLC
Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

10.6
Assumption and Reaffirmation Agreement dated May 6, 2011 among Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC, Trinity Information Management Services Hale Capital Partners, LP and EREF PARA,
LLC
Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

10.7	Senior Secured Subordinated Promissory Notes issued to Hale Capital Partners, LP and EREF PARA, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

10.8
Sixth Loan Modification Agreement dated May 16, 2011 among Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC, Trinity Information Management Services and Silicon Valley Bank
Provided herewith

10.9	Amendment to Senior Secured Subordinated Notes dated May 16, 2011 among Paradigm Holdings, Inc., Hale Capital Partners, LP and EREF PARA, LLC	Provided herewith

10.10	Letter agreement dated May 16, 2011 among Paradigm Holdings, Inc., Hale Capital Partners, LP and EREF PARA, LLC	Provided herewith

EXHIBIT NO.	DESCRIPTION
31.1	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of CFO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC.
(Registrant)

Date: May 16, 2011	By: /s/ Peter B. LaMontagne

Peter B. LaMontagne
President and Chief Executive Officer

Date: May 16, 2011	By: /s/ Richard Sawchak
Richard Sawchak
Senior Vice President and Chief Financial Officer