Form 10-Q
period 2011-06-30
Paradigm Holdings, Inc
filed 2011-08-12
CIK 313353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Shares of common stock issued and outstanding on August 9, 2011 were 47,663,701 including restricted shares of 2,625,000 and treasury share of 13,848,183.

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

Such forward-looking statements include, but are not limited to:

●	Funded backlog;
●	Estimated remaining contract value;
●	Our expectations regarding the U.S. Federal Government’s procurement budgets and reliance on outsourcing of services; and
●	Our financial condition and liquidity, as well as future cash flows and earnings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.  These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, the reader should specifically consider various factors, including the following:

●	the failure to obtain, delays in obtaining or adverse conditions contained in any required approvals in connection with the Merger (as defined below);
●	the failure to consummate or delay in consummating the Merger for any reason;
●	the outcome of any legal proceedings that may be instituted against the Company and others related to the Merger Agreement;
●	Changes in U.S. Federal Government procurement laws, regulations, policies and budgets;
●	The number and type of contracts and task orders awarded to us;
●	The integration of acquisitions without disruption to our other business activities;
●	Changes in general economic and business conditions and continued uncertainty in the financial markets;
●	Technological changes;
●	The ability to attract and retain qualified personnel;
●	Competition;
●	Our ability to retain our contracts during any rebidding process; and
●	The other factors outlined under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report on Form 10-Q.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

 PART I: FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$--	$94,746
Accounts receivable - contracts, net	6,157,705	5,333,319
Costs and earnings in excess of billings on uncompleted contracts	363,677	3,398,380
Restricted cash	4,000,000	4,000,000
Prepaid expenses	537,185	1,214,542
Deferred income tax assets	111,874	50,837
Other current assets	1,404,011	842,717
Total current assets	12,574,452	14,934,541
Property and equipment, net	74,586	102,838
Goodwill	3,991,605	3,991,605
Intangible assets, net	376,409	550,045
Deferred financing costs, net	245,419	444,252
Deferred income tax assets, net of current portion	770,545	693,720
Other non-current assets	82,035	266,778
Total Assets	$18,115,051	$20,983,779
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$74,082	$--
Notes payable — line of credit	2,780,270	3,084,681
Notes payable — promissory note, net of issuance discount	3,969,867	3,877,124
Accounts payable and accrued expenses	2,214,623	5,371,557
Accrued salaries and related liabilities	1,636,052	1,811,553
Corporate income tax payable	72,896	114,294
Mandatorily redeemable preferred stock - $.01 par value, 10,000,000 shares of preferred stock authorized with 6,206 shares designated to Series A-1 Senior Preferred Stock, 6,031 shares issued and outstanding as of June 30, 2011 and 6,115 shares issued and outstanding as of December 31, 2010, respectively	6,663,327	600,000
Other current liabilities	73,897	176,669
Total current liabilities	17,485,014	15,035,878
Long-term liabilities
Other non-current liabilities	32,065	67,365
Mandatorily redeemable preferred stock, noncurrent portion	--	5,517,263
Put warrants	3,157,996	402,606
Total liabilities	20,675,075	21,023,112
Commitments and contingencies
Stockholders’ deficit
Common stock - $.01 par value, 250,000,000 shares authorized, 45,038,701 shares issued as of June 30, 2011 and 44,671,598 shares issued as of December 31, 2010, respectively, of which 13,848,183 shares are held in the treasury	311,907	308,236
Additional paid-in capital	4,178,459	3,987,536
Accumulated deficit	(7,050,390)	(4,335,105)
Total stockholders’ deficit	(2,560,024)	(39,333)
Total liabilities and stockholders’ deficit	$18,115,051	$20,983,779

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Contract Revenue
Service contracts	$6,446,146	$5,852,058	$12,907,657	$11,324,918
Repair and maintenance contracts	4,977,671	1,665,583	11,038,682	3,715,427
Total contract revenue	11,423,817	7,517,641	23,946,339	15,040,345
Cost of revenue
Service contracts	4,717,698	4,557,611	9,573,291	8,770,977
Repair and maintenance contracts	4,188,788	1,199,338	9,515,375	2,856,149
Total cost of revenue	8,906,486	5,756,949	19,088,666	11,627,126
Gross margin	2,517,331	1,760,692	4,857,673	3,413,219
Selling, general and administrative	1,465,155	1,601,960	3,114,235	3,209,883
Income from operations	1,052,176	158,732	1,743,438	203,336
Other income (expense)
Interest income	8,053	961	18,756	969
Change in fair value of put warrants	20,070	(1,371,746)	(2,755,390)	(1,358,554)
Interest expense – mandatorily redeemable preferred stock	(523,219)	(453,474)	(1,024,262)	(899,517)
Interest expense - other	(257,817)	(171,286)	(536,730)	(280,450)
Total other expense	(752,913)	(1,995,545)	(4,297,626)	(2,537,552)
Income (loss) from operations before income taxes	299,263	(1,836,813)	(2,554,188)	(2,334,216)
Provision for income taxes	216,291	158,759	161,097	201,634
Net income (loss) attributable to common shareholders	$82,972	$(1,995,572)	$(2,715,285)	$(2,535,850)

Weighted average number of common shares:
Basic	31,006,967	42,385,884	30,915,191	41,814,456
Diluted	181,274,383	42,385,884	30,915,191	41,814,456

Net income (loss) per common share
Basic	$--	$(0.05)	$(0.09)	$(0.06)
Diluted	$--	$(0.05)	$(0.09)	$(0.06)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,715,285)	$(2,535,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	139,530	164,488
Depreciation and amortization	207,119	212,273
Amortization of deferred financing costs	198,833	201,144
Amortization of debt discount	524,823	303,147
Accretion of preferred stock	269,048	253,374
Change in fair value of put warrants	2,755,390	1,358,554
Deferred income taxes	(137,862)	(180,944)
(Increase) Decrease in
Accounts receivable - contracts, net	(824,386)	(340,802)
Costs and earnings in excess of billings on uncompleted contracts	3,034,703	--
Restricted cash	--	(4,000,000)
Prepaid expenses	677,357	(14,548)
Other current assets	(561,294)	42,660
Other non-current assets	184,743	175,617
(Decrease) Increase in
Accounts payable and accrued expenses	(3,156,934)	(619,414)
Accrued salaries and related liabilities	(175,501)	110,913
Other current liabilities	(144,170)	269,540
Other non-current liabilities	(35,300)	(27,790)
Net cash provided by (used in) operating activities	240,814	(4,627,638)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,231)	(21,531)
Net cash used in investing activities	(5,231)	(21,531)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	74,082	--
Proceeds from notes payable	--	4,000,000
Payments on mandatorily redeemable preferred stock	(100,000)	--
Debt issuance costs	--	(206,021)
Proceeds from line of credit	22,934,135	20,571,197
Payments on line of credit	(23,238,546)	(20,600,666)
Net cash (used in) provided by financing activities	(330,329)	3,764,510
Net decrease in cash and cash equivalents	(94,746)	(884,659)
Cash and equivalents, beginning of period	94,746	895,711
Cash and cash equivalents, end of period	$--	$11,052

For the six months ended June 30,	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:
Cash paid for income taxes	$340,356	$228,000
Cash paid for interest	$489,836	$413,097
Non-cash financing activities:
Issuance of 367,103 shares and 3,428,571 shares of common stock in lieu of cash payment on financing fee incurred on amendment or issuance of promissory note as of June 30, 2011 and 2010, respectively	$55,064	$285,107
Debt issuance costs incurred but not paid	$--	$70,431

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

PARADIGM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Paradigm Holdings, Inc. (the “Company” or “Paradigm”) is the parent of the wholly owned subsidiaries, Paradigm Solutions Corp., Trinity Information Management Services (“Trinity”) and Caldwell Technology Solutions, LLC (“CTS”). On December 14, 2010, the Company reincorporated from the State of Wyoming to the State of Nevada pursuant to the merger of Paradigm Holdings, Inc., a Wyoming corporation (“Paradigm Wyoming”), into its wholly-owned subsidiary, Paradigm Holdings, Inc., a Nevada corporation (“Paradigm Nevada”).  References to the Company in this Quarterly Report on Form 10-Q relate to Paradigm Wyoming and/or Paradigm Nevada as the context requires. Reference is made to the Annual Report on Form 10-K for the Company for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) for additional information on our corporate structure.

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

Liquidity

As of June 30, 2011, the Company had an accumulated deficit of approximately $7.1 million and working capital deficit of $4.9 million principally associated with the reclassification of the Company’s Series A-1 Senior Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), as a current liability. Additionally, the Company is highly dependent on a line-of-credit financing arrangement. As of June 30, 2011, the Company had $1.7 million available under the Company’s working capital line of credit with Silicon Valley Bank (“SVB”). Although there can be no assurances, based upon the current level of operations, we believe that cash flow from operations, together with borrowings that we expect to be available from our working capital line of credit with SVB, will be adequate to meet future liquidity needs for the next twelve months. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for a further discussion.

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

●
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

●
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

The Company conducts a review for impairment of goodwill at least annually. Additionally, on an interim basis, the Company assesses the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results significant changes in the manner or use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends or a decline in the Company’s stock price for a sustained period. Goodwill and intangible assets are subject to impairment to the extent the Company’s operations experience significant negative results. These negative results can be the result of the Company’s individual operations or negative trends in the Company’s industry or in the general economy, which impact the Company. To the extent the Company’s goodwill and intangible assets are determined to be impaired then these balances are written down to their estimated fair value on the date of the determination. At June 30, 2011, there were no such factors indicating that the Company’s goodwill and intangible assets were impaired.

Share-based Compensation

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation,” to account for share-based compensation. Option awards are valued at fair value based on the Black-Scholes option-pricing model and the fair value is recognized as an expense on a straight line basis over the requisite service period. Restricted common stock is valued at fair value based on the closing market price on the date of grant. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations was $70 thousand and $81 thousand for the three months ended June 30, 2011 and 2010, respectively. Total share-based compensation expense was $140 thousand and $164 thousand for the six months ended June 30, 2011 and 2010, respectively. On February 15, 2011, the Board of Directors of the Company approved the grant of stock appreciation rights to certain employees of the Company. Each stock appreciation right is in the form of a SAR Warrant (as described further under Note 13). The SAR Warrants were classified as liabilities. The Company is required to reassess at each reporting date whether achievement of a certain performance condition (occurrence of the Liquidity Event) (as defined in the SAR Warrants)) is probable and the Company intends to begin recognizing compensation cost over the required service period if and when achievement of the performance condition became probable. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for a further discussion.

Valuation of Warrants

The Company accounts for the issuance of common stock purchase warrants in accordance with the provisions of ASC 815-40. The Class A Warrants and Class B Warrants issued in connection with the sale of the Company’s Series A-1 Preferred Stock, contain a provision that could require cash settlement and that event is outside the control of the Company, and therefore are classified as a liability as of June 30, 2011. The Company assesses classification of put warrants at each reporting date to determine whether a change in classification is required. The Company values put warrants using the Black-Scholes valuation model. Put warrants are valued upon issuance, and re-valued at each financial statement reporting date. Any change in value is charged to other income or expense during the period.

Major Customers

Nearly all of the Company’s revenue is from federal agencies and 74% and 76% of total revenue was generated from four and three major customers during the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, 73% and 77% of total revenue was generated from these major customers, respectively. The Company’s accounts receivable related to these major customers was 72% and 66% of total accounts receivable at June 30, 2011 and at December 31, 2010, respectively. The Company defines major customer by agencies within the federal government.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination Whether a Restructuring Is a Troubled Debt Restructuring”. This ASU clarifies the guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 13, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company believes that the adoption of ASU 2011-02 will not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The Company believes that the adoption of ASU 2011-02 will not have a material impact on the Company’s condensed consolidated finance statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15. 2011. The Company will adopt ASU 2011-05 on January 1, 2012 and will apply ASU 2011-05 to its future comprehensive income, if any.

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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

		Fair Value Measurement at June 30, 2011 Using:
	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Put warrants at June 30, 2011	$3,157,996	$--	$3,157,996	$--
Put warrants at December 31, 2010	$402,606	$--	$402,606	$--

The Company values the put warrants using the Black-Scholes model with the following assumptions:

	June 30, 2011	December 31, 2010
Exercise price	$0.078 & $0.0858	$0.078 & $0.0858
Underlying common stock price	$0.15	$0.02
Volatility	134.0%	127.7%
Contractual term	4.66 years	5.2 years
Risk free interest rate	1.76%	2.01%
Common stock dividend rate	0%	0%

In accordance with ASC 815, the Company has classified the fair value of the warrants as a liability and changes in the fair value of the warrants are recognized in the earnings of the Company as long as the warrants remain classified as a liability.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, restricted cash, accounts payable, note payable - line of credit, note payable – promissory note and mandatorily redeemable preferred stock. The fair values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, note payable - line of credit and note payable – promissory note approximated the carrying values based on market interest rates and the time to maturity. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. At June 30, 2011, the estimated fair values and carrying amounts of the mandatorily redeemable preferred stock was $6.7 million.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of billed and unbilled amounts under contracts in progress with governmental units, principally, the Office of the Comptroller of the Currency, the Department of State, and the Internal Revenue Service. The components of accounts receivable are as follows:

	June 30, 2011	December 31, 2010

Billed receivables	$3,245,465	$2,815,955
Unbilled receivables	2,912,240	2,517,364

Total accounts receivable – contracts, net	$6,157,705	$5,333,319

All receivables are expected to be collected within the next twelve months and are pledged to SVB as collateral for the Loan and Security Agreement with SVB. The Company's unbilled receivables are comprised of contract costs that cover the current service period and are normally billed in the following month and do not include the offset of any advances received. In general, for cost-plus and time and material contracts, invoicing of the unbilled receivables occurs when contractual obligations or milestones are met. Invoicing for firm fixed price contracts occurs on delivery and acceptance. The Company's unbilled receivables at June 30, 2011 do not contain retainage. All advance payments received, if any, are recorded as deferred revenue.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the historical trends and other information of the government agencies it conducts business with. Such losses have been within management's expectations. The Company reserved $20,733 as an allowance for doubtful accounts related to certain customers at June 30, 2011 and December 31, 2010.

4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2011	December 31, 2010

Prepaid insurance, rent and software maintenance agreements	$131,393	$134,087
Contract-related prepaid expenses	176,263	737,295
Other prepaid expenses	229,529	343,160

Total prepaid expenses	$537,185	$1,214,542

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows:

	June 30, 2011	December 31, 2010

Costs incurred on contract in progress and estimated earnings	$11,174,181	$4,397,376
Less billings to date	10,810,504	998,996

	$363,677	$3,398,380

The components of contract in progress are reflected in the consolidated balance sheets as follows:

	June 30, 2011	December 31, 2010

Costs and earnings in excess of billings on uncompleted contracts	$363,677	$3,398,380
Billings in excess of costs and earnings on uncompleted contracts	--	--

	$363,677	$3,398,380

6. PROPERTY AND EQUIPMENT

Property and equipments are as follows:

	June 30, 2011	December 31, 2010

Furniture and fixtures	$92,411	$92,411
Equipment	270,412	265,181
Software	331,618	331,618
Leasehold improvement	50,985	50,985
Total property and equipment	745,426	740,195
Accumulated depreciation	(670,840)	(637,357)

Property and equipment, net	$74,586	$102,838

Depreciation and amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 was $15,779 and $33,483, respectively, and depreciation and amortization expense for the three and six months ended June 30, 2010 was $20,899 and $38,637, respectively.

7. DEFERRED FINANCING COSTS

Deferred financing costs are as follows:

	June 30, 2011	December 31, 2010

Financing costs	$1,175,078	$1,175,078
Accumulated amortization	(929,659)	(730,826)

Net carrying amount	$245,419	$444,252

Financing costs incurred are amortized over the life of the associated financing arrangements using the effective interest rate method. Amortization expense included in interest expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 was $100,007 and $198,833, respectively, and amortization expense for the three and six months ended June 30, 2010 was $101,321 and $201,144, respectively. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining six months ending December 31, 2011	$201,670
For the year ending December 31,
2012	43,749

8. INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30, 2011	December 31, 2010

Contract backlog	$1,810,000	$1,810,000
Accumulated amortization	(1,433,591)	(1,259,955)

Net carrying amount	$376,409	$550,045

The Company recorded $1.8 million of intangible assets representing the fair value of contract backlog associated with the Trinity and CTS acquisitions in 2007. These intangible assets are being amortized over a period of five years and have no residual value at the end of their useful lives. Amortization expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 was $86,818 and $173,636, respectively, and amortization expense for the three and six months ended June 30, 2010 was $86,818 and $173,636, respectively. The Company estimates that it will incur the following amortization expense for the future periods indicated below.

For the remaining six months ending December 31, 2011	$173,636
For the year ending December 31, 2012	202,773

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	June 30, 2011	December 31, 2010

Accounts payable	$1,278,156	$4,829,421
Accrued expenses	936,467	542,136

Total accounts payable and accrued expenses	$2,214,623	$5,371,557

10. DEBTS

At June 30, 2011 and December 31, 2010, outstanding debts consisted of the following:

	June 30, 2011	December 31, 2010

Current debts:
Notes payable – line of credit	$2,780,270	$3,084,681
Notes payable – promissory note	3,969,867	3,877,124
Mandatorily redeemable preferred stock, current portion	6,663,327	600,000
Total current debt	$13,413,464	$7,561,805

Long-term debts:
Mandatorily redeemable preferred stock	$6,206,000	$6,206,000
Add: Accretion preferred stock	1,194,918	925,870
Less: Redemption	(200,000)	(100,000)
Stated value	7,200,918	7,031,870
Less: unamortized discount	(537,591)	(914,607)
Carrying amount	6,663,327	6,117,263
Less: current portion	(6,663,327)	(600,000)
Mandatorily redeemable preferred stock, net of current portion	$--	$5,517,263
Put warrants	$3,157,996	$402,606
Total long-term debt, net of current portion	$3,157,996	$5,919,869

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

On June 11, 2010, the Company and SVB entered into a Fifth Loan Modification Agreement. This Fifth Loan Modification Agreement, among other things, (i) reduces the early termination fee payable by the Company from $100,000 to $45,000, (ii) modifies the finance charge and collateral handling fee payable by the Company, (iii) revises the Company’s financial covenants, (iv) waives the Company’s failure to comply with certain financial covenants for the three month periods ended February 28, 2010, March 31, 2010, April 30, 2010 and May 31, 2010, (v) revises the circumstances pursuant to which the Company may redeem shares of Series A-1 Senior Preferred Stock without the prior written consent of SVB, (vi) adds certain new definitions and amends the definitions of “Prime Rate”, “Eligible Accounts” and “Applicable Rate” and (vii) extends the maturity date to May 15, 2011. On May 16, 2011, the Company and SVB entered into a Sixth Loan and Modification Agreement to extend the maturity date to November 11, 2011. The Company was in compliance with the EBITDA covenant set forth in Section 6.7(b) of the Loan and Security Agreement as of the three and six month periods ended June 30, 2011. As of June 30, 2011, the Company had $2.8 million outstanding, and $1.7 million additional availability, under its working capital line of credit with SVB.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, SVB is entitled to, among other things, accelerate all obligations of the Company and sell the Company's assets to satisfy the Company's obligations under the Loan and Security Agreement. As of June 30, 2011, no events of default had occurred.

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

As a replacement for the Senior Secured Subordinated Promissory Notes previously issued on May 26, 2010 to the Purchasers by Paradigm Wyoming, on May 6, 2011, the Company issued Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Notes” or the “Senior Notes”) to the Purchasers.  The Notes have substantially the same terms as the Original Notes.

On May 16, 2011, the Company and the Purchasers entered into an Amendment to Senior Secured Subordinated Notes (the “Amendment”) pursuant to which the Notes were amended to provide, among other things, (i) that the maturity date of the Notes will be November 25, 2011 and (ii) to provide that the Company will pay, on or before May 26, 2011, as a prepayment of principal on the Notes, $756,767 to Hale Capital and $743,233 to EREF PARA. In connection with the Amendment, the Company issued an aggregate of 367,103 shares of common stock to the Purchasers as additional interest on the Notes. The Purchasers waived the required $1.5 million principal prepayment via Preferred Stock, Warrant and Note Termination Agreement as part of the Agreement and Plan of Merger with CACI, Inc.—Federal and CACI Newco Corporation. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for a further discussion.

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

Redemption

The Certificate of Designations of the Series A-1 Preferred Stock provides that any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. At anytime prior to February 9, 2012, the Company may redeem shares of Series A-1 Preferred Stock for 125% of the Stated Value of such shares plus all accrued but unpaid cash dividends for such shares. As of June 30, 2011, the Company had redeemed approximately 175 shares of Series A-1 Preferred Stock and no redemptions with respect to any Excess Cash Flow had been made in accordance with restrictions placed by SVB with respect to such redemptions and/or the Company’s lack of Excess Cash Flow. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock (other than certain excluded shares of Series A-1 Preferred Stock) held by that Purchaser for no additional consideration.

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

Covenants

The Preferred Stock Purchase Agreement and the Certificate of Designations also contain certain affirmative and negative covenants. The negative covenants require the prior approval of Hale Capital, for so long as (i) an aggregate of not less than 15% of the shares of Series A-1 Preferred Stock purchased on February 27, 2009 are outstanding, (ii) Warrants to purchase an aggregate of not less than 20% of the shares issuable pursuant to the Warrants on February 27, 2009 are outstanding or (iii) the Holders, in the aggregate, own not less than 15% of the common stock issuable upon exercise of all Warrants on February 27, 2009 (we refer to (i), (ii) and (iii) as the “Ownership Threshold”) in order for the Company to take certain actions, including, among others, (i) amending the Company’s Articles of Incorporation or other charter documents, (ii) liquidating, dissolving or winding-up the Company, (iii) merging with, consolidating with or acquiring or being acquired by, or selling all or substantially all of its assets to, any person, (iv) selling, licensing or transferring any capital stock or assets with a value, individually or in the aggregate, of $100,000 or more, (v) undergoing certain fundamental transactions, (vi) certain issuances of capital stock, (vii) certain redemptions or dividend payments, (viii) the creation, incurrence or assumption of certain types of indebtedness or liens, (ix) increasing or decreasing the size of the Company’s Board of Directors and (x) appointing, hiring, suspending or terminating the employment or materially modifying the compensation of any executive officer.

The Company accounts for its preferred stock based upon the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” The Series A-1 Preferred Stock is mandatorily redeemable on February 9, 2012 and therefore is classified as a liability instrument on the date of issuance. The mandatorily redeemable preferred stock was initially valued using the discounted cash flow method based on the weighted average cost of capital of 29%, and subsequently accreted to the redemption amount using the effective interest method. Interest expense related to the mandatorily redeemable preferred stock included in other expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 was $0.5 million and $1.2 million, respectively, and interest expense related to the mandatorily redeemable preferred stock for the three and six months ended June 30, 2010 was $0.5 million and $0.9 million, respectively. The Warrants issued in connection with the Series A-1 Preferred Stock provide that the holders of the Warrants may cause the Company to repurchase such Warrants for the purchase price in the event of certain fundamental transactions or the occurrence of an event of default. The Company evaluated the Warrants pursuant to ASC 815-40 and determined that the Warrants should be classified as liabilities because they contain a provision that could require cash settlement and that event is outside the control of the Company. The warrants should be measured at fair value, with changes in fair value reported in earnings as long as the warrants remain classified as a liability.

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the warrants, the effective interest rate is 26% as of June 30, 2011. The Company also incurred $1,175,078 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the warrants using the Black-Scholes option pricing model. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three and six months ended June 30, 2011, the change of fair value of the Warrants was $20 thousand and $2.8 million, respectively. For the three and six months ended June 30, 2010, the change of fair value of the Warrants was $1.4 million.

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

The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements based on an evaluation performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2011.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been immaterial to the financial results. As of June 30, 2011, the Company had recorded immaterial interest and penalties associated with the filing of previous tax returns and no unrecognized tax benefits that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes.

12. NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Common shares issued during the period and common shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per common share has been computed in a manner consistent with that of basic net income (loss) per common share while giving effect to all potentially dilutive common shares that were outstanding during each period. The following table reflects the computation of the Company's basic and diluted net income (loss) per common share for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Basic net income (loss) per common share:
Net income (loss) attributable to common stockholders	$82,972	$(1,995,572)	$(2,715,285)	$(2,535,850)
Change in fair value of put warrants, net of income tax	(20,070)	--	--	--
Net income (loss) attributable to common stockholders - diluted	$62,902	$(1,995,572)	$(2,715,285)	$(2,535,850)

Weighted average common shares outstanding - basic	31,006,967	42,385,884	30,915,191	41,814,456
Treasury effect of common stock equivalents	150,267,416	--	--	--

Total weighted average common shares outstanding – diluted	181,274,383	42,385,884	30,915,191	41,814,456

Basic net income (loss) per common share	$--	$(0.05)	$(0.09)	$(0.06)
Diluted net income (loss) per common share	$--	$(0.05)	$(0.09)	$(0.06)

Common stock equivalents of 4,328,066 and 154,595,482 were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2011, respectively, and common stock equivalents of 154,638,817 and 154,648,808  were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2010, respectively, as these common stock equivalents are not “in-the-money” or the inclusion of these common stock equivalents would be anti-dilutive due to the Company’s net loss position and including such shares would reduce the net loss per common share in those periods.

13. STOCK INCENTIVE PLAN

On August 3, 2006, the Board of Directors and stockholders approved the 2006 Stock Incentive Plan (the “Plan”). A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan. At June 30, 2011, 4,918,546 shares of common stock were reserved for issuance under the Plan. The shares of common stock reserved for issuance under the Plan are in addition to approximately 1,000,000 shares of common stock which have been reserved for issuance related to standalone stock options that were granted by the Company to employees and directors on December 15, 2005 and May 15, 2006. As of June 30, 2011, 2,925,000 shares of restricted common stock and options to purchase 467,000 shares of common stock have been issued under the Plan and options to purchase 2,622,000 shares of common stock have been granted outside of the Plan. Individual awards under the Plan may take the form of incentive stock options and nonqualified stock options. To date, only nonqualified stock options have been granted under the Plan. These awards generally vest over three years of continuous service.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

The following table summarizes the Company's stock option activity.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at January 1, 2011	1,477,000	$0.29	$--	5.6
Granted	--	--
Exercised	--	--
Canceled	(10,000)	0.20

Outstanding at June 30, 2011	1,467,000	$0.29	$--	5.1

Exercisable at January 1, 2011	1,442,000	$0.30	$--	5.6
Exercisable at June 30, 2011	1,435,333	$0.30	$--	5.1

Share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 was $1 thousand and $3 thousand, respectively and share-based compensation for the three and six months ended June 30, 2010 was $12 thousand and $28 thousand, respectively.

The Company did not grant any stock options for the three and six months ended June 30, 2011 and 2010. As of June 30, 2011, the Company had $2 thousand of total unrecognized option compensation costs, which will be recognized over a weighted average period of 0.25 years.

Restricted Common Stock

On May 3, 2007, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, to certain individuals. The restricted shares will vest on January 2, 2012, unless vesting is accelerated, and have no interim vesting periods. On October 21, 2008, the Board of Directors of the Company granted restricted shares of common stock, par value $0.01 per share, to certain individuals. The restricted shares will vest on January 2, 2013, unless vesting is accelerated, and have no interim vesting periods. The restricted shares were issued from the Plan with the intent of providing a longer-term employment retention mechanism to key management and board members.

The following table summarizes the Company's restricted common stock activity.

	Number of Restricted Common Stock	Aggregate Fair Value	Weighted Average Vesting Periods	Weighted Average Remaining Vesting Periods
			(in years)	(in years)
Outstanding at January 1, 2011	2,625,000	$1,245,000	4.4	1.6
Granted	--

Outstanding at June 30, 2011	2,625,000	$1,245,000	4.4	1.1

Share-based compensation expense for the restricted stock was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The compensation expense recognized for the three and six months ended June 30, 2011 was $68 thousand and $137 thousand, respectively, and the compensation expense recognized for the three and six months ended June 30, 2010 was $68 thousand and $137 thousand, respectively.

The Company did not grant any restricted common stock for the three and six months ended June 30, 2011 and 2010. As of June 30, 2011, the unrecognized compensation costs related to the remaining nonvested shares of restricted stock was $0.2 million, which will be recognized over a weighted average period of 1.1 years.

Stock Appreciation Rights

On February 15, 2011, the Board of Directors of the Company approved the grant of stock appreciation rights to certain employees of the Company. Each stock appreciation right is in the form a SAR Warrant (the “SAR Warrants” or “Company SARs”) that is exercised automatically upon the occurrence of a Liquidity Event (as defined in the SAR Warrants), with respect to that number of shares that would equal a specified percentage of the shares of common stock of the Company, that are outstanding as of the Liquidity Date (as defined in the SAR Warrants) (the “Target Shareholding Percentage”), subject to the terms and conditions set forth in the SAR Warrants.

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

The SAR Warrants are classified as liabilities and the vesting condition is considered a performance condition based on the guidance of ASC 718, “Compensation – Stock Compensation.” Since the SAR Warrants do not vest until the performance condition is met and the performance condition (occurrence of the Liquidity Event) is not considered probable at the quarter ended June 30, 2011, no compensation expense has been recognized for the reporting period. The Company is required to reassess at each reporting date whether achievement of the performance condition is probable and the Company intends to begin recognizing compensation cost over the required service period if and when achievement of the performance condition become probable. The compensation cost recognized in the financial statements will be based on the fair value of the award coincident with the time when performance condition becomes probable.

Shares Reserved for Future Issuance

At June 30, 2011, future issuances of the Company’s common stock are as follows:

	June 30, 2011	December 31, 2010

Exercise of Class A and B warrants	148,664,851	148,664,851
Exercise of common stock purchased warrants	1,602,565	1,602,565
Exercise of common stock purchased warrants	232,733	232,733
Exercise of stock options	1,467,000	1,477,000
	151,976,149	151,977,149

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

As of June 30, 2011, the Company has had no final settlements on indirect rates. The Company periodically reviews its cost estimates and experience rates and adjustments, if needed, are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have any material effect on the Company's financial position or results of operations.

The Company has authorized but uncompleted contracts on which work is in progress at June 30, 2011 approximately, as follows:

Total contract prices of initial contract awards, including exercised options and approved change orders (modifications)	$166,666,807
Completed to date	145,194,289

Authorized backlog	$21,472,518

The foregoing contracts contain unfunded and unexercised options not reflected in the above amounts of approximately $42,800,000.

As of June 30, 2011, two of the Company's existing contracts are subject to renegotiation during the remainder of 2011.

15. COMMITMENT AND CONTINGENCY

Bond Commitment

The Company was required by a certain governmental agency to post performance and payment bonds for one of its contracts which was won in the second quarter of 2010. The bonds were obtained through the surety company Zurich NA and guarantee to the customer that the Company will perform under the terms of the contract and to pay vendors. If the Company fails to perform under the contract or to pay vendors, the customer may require that the insurer make payments or provide services under the bonds. The bonds were further secured by an irrevocable letter of credit of $4.0 million. At June 30, 2011, the Company had $13.0 million in performance and payment bonds outstanding.

Letter of Credit

On May 26, 2010, the Company caused SVB to issue an irrevocable standby letter of credit in the aggregate amount of $4.0 million to secure the Performance and Payment Bonds. The letter of credit was originally valid until May 31, 2011 originally. In May 2011, the letter of credit was extended to May 31, 2012. The Company used the net proceeds from the sale of the Notes as security for the letter of credit.

16. SUBSEQUENT EVENTS

Agreement and Plan of Merger

On July 25, 2011, the Company,  CACI, Inc.—Federal, a Delaware corporation (“Parent”), and CACI Newco Corporation, a Nevada corporation and wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Paradigm, with Paradigm continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).

The aggregate consideration to be paid by Parent and Merger Sub in the Merger for all of the outstanding equity interests of Paradigm, including securities convertible into shares of Paradigm’s common stock, par value $0.01 per share (the “Company Common Stock“), and the Senior Notes is $61,500,000, plus the aggregate amount of Closing Cash (as defined in the Merger Agreement), minus the sum of (i) the aggregate amount of outstanding Company Debt (as defined in the Merger Agreement) (excluding the Senior Notes) at the effective time of the Merger and (ii) the Company Transaction Expenses (as defined in the Merger Agreement) that are unpaid at the effective time of the Merger.

At the effective time of the Merger, each share of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger, other than (i) shares held in the treasury of the Company and shares owned by Parent, Merger Sub, or any subsidiary of Parent or the Company  (which shares will be cancelled) and (ii) shares in respect of which dissenter’s rights have been properly exercised under Chapter 92A of the Nevada Revised Statutes (the “NRS”), will be converted into the right to receive an amount in cash equal to the “Aggregate Common Merger Consideration” (which is defined below) divided by the number of shares of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger (the “Common Merger Consideration”), without interest.  As of the date of the Merger Agreement, the Common Merger Consideration was estimated to be equal to $0.2913 per share.

At the effective time of the Merger, each share of Paradigm Series A-1 Preferred Stock, or fraction thereof, issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive an amount per share of Series A-1 Preferred Stock (including a proportionate amount for any fractional share) equal to the Liquidation Price (as defined in the Certificate of Designations of the Series A-1 Senior Preferred Stock (the “Certificate of Designations”)) (the “Preferred Share Merger Consideration”).

Each option to purchase shares of Company Common Stock (the “Company Options”) which is outstanding and unexercised immediately prior to the effective time of the Merger will be cancelled as of the effective time of the Merger.  The holder of each Company Option will be entitled only to the right to receive, without any interest thereon, an amount in cash payable at the time of cancellation of such Company Option equal to the product of (i) the excess, if any, of the Common Merger Consideration over the per share exercise price of such Company Option, and (ii) the number of shares of Company Common Stock covered by such Company Option (including both vested and unvested shares) as of immediately prior to the effective time of the Merger.

Each Company SAR which is outstanding immediately prior to the effective time of the Merger will be cancelled as of the effective time of the Merger.  The holder of each Company SAR would be entitled only to the right to receive, without any interest thereon, an amount in cash payable at the time of cancellation of such Company SAR equal to the product of (i) the excess, if any, of the Common Merger Consideration over the per share exercise price of such Company SAR and (ii) the number of shares of Company Common Stock with respect to which such Company SAR is exercisable as of the effective time of the Merger.

At the effective time of the Merger, pursuant to the Termination Agreement (as defined below), each outstanding Class A Warrant will be cancelled in exchange for the payment to each holder of a Class A Warrant of an amount in cash equal to (x) the greater of (I) the Common Merger Consideration and (II) $0.2913 (the greater of (I) and (II) is referred to as the “Adjusted Common Merger Consideration”) multiplied by (y) the number of shares of Company Common Stock that would have been issuable upon a cashless exercise of such Class A Warrant immediately prior to the effective time of the Merger based on the Adjusted Common Merger Consideration (the “Series A Preferred Warrant Merger Consideration”).

At the effective time of the Merger, pursuant to the Termination Agreement, each outstanding Class B Warrant will be cancelled in exchange for the payment to each holder of a Class B Warrant of an amount in cash equal to (x) the Adjusted Common Merger Consideration multiplied by (y) the number of shares of Company Common Stock that would have been issuable upon a cashless exercise of such Class B Warrant immediately prior to the effective time of the Merger based on the Adjusted Common Merger Consideration (the “Series B Preferred Warrant Merger Consideration”).  We refer to the Series A Preferred Warrant Merger Consideration and the Series B Preferred Warrant Merger Consideration together as the “Preferred Warrant Merger Consideration”.

The Merger Agreement provides that the Company will take the necessary actions to cause each outstanding warrant (excluding Company SARs, Class A Warrants and Class B Warrants) (the “Other Company Warrants”) which is issued and outstanding at the effective time of the Merger to be deemed exercised effective as of the effective time of the Merger, for cash, with such cash deemed paid via the Common Merger Consideration payable to such holders.  Other Company Warrants that have an exercise price less than the Common Merger Consideration will be cancelled and terminated at the effective time of the Merger.

Each of the Company’s Senior Notes that are outstanding as of the effective time of the Merger will be cancelled and the Company will pay to each holder of a Senior Note cash in an amount equal to the sum of (x) the aggregate principal amount of the Senior Notes held by such holder then outstanding, together with any accrued and unpaid interest thereon through the effective time of the Merger (calculated at an interest rate of 6% per annum) and (y) the Present Value of Interest (as defined in the Senior Notes) with respect to such aggregate principal amount of the Senior Notes then outstanding (collectively, the “Senior Note Merger Consideration”).

At the effective time of the Merger, all outstanding restricted stock awards (“Company Restricted Shares”) will automatically become fully vested and will be paid in the same fashion as other shares of Company Common Stock.

The Merger Agreement defines “Aggregate Common Merger Consideration” as being equal to the amount determined by subtracting (i) the aggregate Preferred Share Merger Consideration, (ii) the aggregate Senior Note Merger Consideration, (iii) the aggregate amount to which the holders of Company Options, Company SARs, Other Company Warrants, the Class A Warrants, the Class B Warrants  and Company Restricted Shares (collectively, the “Company Stock-Based Securities”) are entitled, (iv) the aggregate amount of Company Transaction Expenses that are unpaid at the effective time of the Merger, and (v) the aggregate amount of outstanding Company Debt (excluding the Senior Notes) at the effective time of the Merger, from the sum of (A) $61.5 million and (B) the aggregate amount of Closing Cash.

The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, the adoption of the Merger Agreement by the Company’s stockholders, which was effected on July 25, 2011 by the written consent of the holders of securities representing 104,829,858 votes, or approximately 92.43% of the votes entitled to be cast with respect to the adoption and approval of the Merger Agreement.

The Merger Agreement contains customary termination provisions, including, without limitation, that the Merger Agreement may be terminated by either the Company or Parent if the Merger has not been consummated by the close of business on November 10, 2011, other than due to the failure of the terminating party to fulfill its obligations under the Merger Agreement. The Merger Agreement requires the Company to pay a $1,537,500 termination fee to Parent under certain limited circumstances.

The Merger Agreement contains customary representations and warranties made by the Company, Parent and Merger Sub.  In addition, the Company has agreed to various covenants in the Merger Agreement, including, among other things, covenants to continue to conduct its business in the ordinary course and in accordance with past practices and not to take certain actions prior to the closing of the Merger without the prior consent of Parent.

Termination Agreement

On July 25, 2011, in connection with the execution of the Merger Agreement, the Company, Parent and the Holders entered into the Preferred Stock, Warrant and Note Termination Agreement (the “Termination Agreement”).  The Termination Agreement, among other things, (i) provides for the cancellation of the shares of Series A-1 Preferred Stock, Class A Warrants, Class B Warrants and Senior Notes held by the Holders in exchange for the right to receive the Preferred Share Merger Consideration, the Preferred Warrant Merger Consideration and the Senior Note Merger Consideration, respectively, and (ii) restricts the transfer of the Series A-1 Preferred Stock, Class A Warrants, Class B Warrants and Senior Notes except under certain limited circumstances. . Pursuant to the Termination Agreement, the Company remains obligated to make certain payments and redemptions pursuant to the terms of the Series A-1 Preferred Stock, the Class A Warrants, the Class B Warrants, the Senior Notes and Certificate of Designations until the effective time of the Merger.

The Preferred Share Merger Consideration, Preferred Warrant Merger Consideration and the Senior Note Merger Consideration are potentially less favorable to the Holders than what their rights would have been upon the Merger under the terms of the Series A-1 Preferred Stock, the Senior Notes, the Class A Warrants and the Class B Warrants.  The Termination Agreement also provides that until the earlier of the effective time of the Merger or the termination of the Merger Agreement, that, and for so long as certain specified events do not occur, the Holders will refrain from exercising any of their rights or remedies that may exist as a result of any Event of Default (as such term is defined in the Senior Notes and the Certificate of Designations, as applicable).  In consideration of these agreements by the Holders, the Termination Agreement provides that the Company will reimburse the Holders’ reasonable legal fees in connection with the contemplated transactions.

Martin Hale, a member of the Company’s Board of Directors, is the Chief Executive Officer of each of Hale Capital and Hale Fund Management, LLC, the managing member of EREF PARA.

Support Agreements

On July 25, 2011, the Company and Parent entered into Stockholder Support Agreements with each of the Holders, Raymond Huger, John Moore (together with his spouse), Peter LaMontagne, Richard Sawchak, Robert Boakai, Anthony Verna and Diane Moberg (the “Stockholder Support Agreements”).   The Stockholder Support Agreements, among other things, (i) require the execution of the Merger Consent (as defined below) by the stockholder, (ii) require that in the event of a stockholder meeting such stockholder will vote in favor of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement and against any adverse proposal, (iii) appoints Parent or its designee as such stockholder’s proxy and attorney-in-fact to vote such stockholder’s shares in favor of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement and against any adverse proposal, (iv) restricts the transfer of such stockholder’s shares and (v) provides a general release, effective as of the Merger, of certain claims against the Company and certain other identified persons and entities.

Indemnification Agreements

On July 25, 2011, the Company entered into Indemnification Agreements (the “Indemnification Agreements”) with each of the current members of the Board of Directors of the Company and Richard Sawchak, the Company’s Senior Vice President and Chief Financial Officer. Among other things, the Indemnification Agreements require the Company to indemnify the directors and Mr. Sawchak in the event of certain proceedings and to advance expenses as provided in the Indemnification Agreements.

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

With an established core of experienced executives, the Company has grown from six employees in 1996 to 199 personnel (full time, part time, and consultants) at June 30, 2011. The 2011 annual run-rate of revenue is approximately $47.9 million, based on revenue for the six months ended June 30, 2011. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

As of June 30, 2011, Paradigm had three wholly-owned subsidiaries, Paradigm Solutions Corp. (“PSC”), which was incorporated in 1996 to deliver IT services to federal agencies, Trinity Information Management Services (“Trinity”), which was acquired on April 9, 2007 to deliver cybersecurity solutions into the national security marketplace and Caldwell Technology Solutions, LLC (“CTS”) which was acquired on July 2, 2007 to provide advanced IT solutions in support of national security programs within the intelligence community.

We derive substantially all of our revenue from fees for information technology solutions and services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-plus contracts. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenue on time and materials contracts as the services are provided. For the quarter ended June 30, 2011, our business was comprised of 57% fixed price and 43% time and material contracts.

For the quarter ended June 30, 2011, contracts with the federal government and contracts with prime contractors of the federal government accounted for 100% of our revenue. During that same period, our four largest clients, all agencies within the federal government, generated approximately 74% of our revenue. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The Company believes that the adoption of ASU 2011-02 will not have a material impact on the Company’s condensed consolidated finance statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15. 2011. The Company will adopt ASU 2011-05 on January 1, 2012 and will apply ASU 2011-05 to its future comprehensive income, if any.

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

The following table sets forth certain items from our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Revenue	$11,424	$7,518	100.0%	100.0%	$23,946	$15,040	100.0%	100.0%

Cost of revenue	8,907	5,757	78.0	76.6	19,088	11,627	79.7	77.3

Gross margin	2,517	1,761	22.0	23.4	4,858	3,413	20.3	22.7

Selling, general & administrative	1,465	1,602	12.8	21.3	3,114	3,210	13.0	21.3

Income from operations	1,052	159	9.2	2.1	1,744	203	7.3	1.4

Other expense	(753)	(1,996)	(6.6)	(26.5)	(4,298)	(2,537)	(17.9)	(16.9)

Provision for income taxes	216	159	1.9	2.1	161	202	0.7	1.4

Net income (loss)	$83	$(1,996)	0.7%	(26.5%)	$(2,715)	$(2,5364)	(11.3%)	(16.9%)

The table below sets forth, for the periods indicated the service mix in revenue with related percentages of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Federal service contracts	$6,446	$5,852	56.4%	77.8%	$12,908	$11,325	53.9%	75.3%

Federal repair & maintenance contracts	4,978	1,666	43.6	22.2	11,038	3,715	46.1	24.7

Total revenue	$11,424	$7,518	100.0%	100.0%	$23,946	$15,040	100.0%	100.0%

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue. For the three months ended June 30, 2011, revenue increased 52.0% to $11.4 million from $7.5 million for the same period in 2010. The increase in revenue is attributable to increase in our federal service and repair and maintenance contracts revenue of $0.6 million and $3.3 million, respectively. The increase in service contract revenue is attributable to the expansion of existing service contracts and recent contract wins in the Company’s cybersecurity practice area and the increase in repair and maintenance revenue is attributable to recent contract wins in mission critical infrastructure practice area.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the three months ended June 30, 2011, cost of revenue increased by 54.7% to $8.9 million from $5.8 million for the same period in 2010. The increase in cost of revenue was primarily attributable to the corresponding increase in revenue. As a percentage of revenue, cost of revenue was 78.0% for the three months ended June 30, 2011 as compared to 76.6% for the same period in 2010.

Gross Margin. For the three months ended June 30, 2011, gross margin increased 43.0% to $2.5 million from $1.8 million for the same period in 2010. Gross margin as it relates to our service contracts increased 33.5% to $1.7 million from $1.3 million for the same period in 2010.  Gross margin, as it relates to our maintenance contracts, increased 69.2% to $0.8 million from $0.5 million for the same period in 2010. The increase in gross margin is directly attributable to the increase in revenue. Gross margin as a percentage of revenue decreased to 22.0% for the three months ended June 30, 2011 from 23.4% for the same period in 2010. The decrease in gross margin is attributable to lower profitability on one of the contracts in the mission critical infrastructure practice area which is partially offset by increases in the service gross margin.

Selling, General & Administrative Expenses. For the three months ended June 30, 2011, selling, general and administrative (“SG&A”) expenses decreased by 8.5% to $1.5 million from $1.6 million for the same period in 2010. As a percentage of revenue, SG&A expenses decreased to 12.8% for the three months ended June 30, 2011 from 21.3% for the same period in 2010. The decrease in percentage is primarily attributable to the increase in revenue.

Other Expense. For the three months ended June 30, 2011, other expense decreased 62.3% to $0.8 million from $2.0 million for the same period in 2010. As a percentage of revenue, other expense decreased to 6.6% for the three months ended June 30, 2011 from 26.5% for the same period in 2010. The decrease in other expense was primarily attributable to change in fair value of the put warrants.

Income Taxes. For the three months ended June 30, 2011, the Company recorded a tax expense of $216 thousand, or an annual effective tax rate of 79.88%, compared to a tax expense of $159 thousand, or an annual effective tax rate of 8.56%, for the same period in 2010. The change in estimated annual effective tax rate is due to the interest expense on the mandatorily redeemable preferred stock and change in fair value of warrants which are not deductible under applicable tax laws.

Net Loss. For the three months ended June 30, 2011, net income increased to $83 thousand from a net loss of $2.0 million for the same period in 2010. The increase in net income was due to improved income from operations and lower other expense as discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue. For the six months ended June 30, 2011, revenue increased 59.2% to $23.9 million from $15.0 million for the same period in 2010. The increase in revenue is attributable to increase in our federal service and repair and maintenance contracts revenue of $1.6 million and $7.3 million, respectively. The increase in service contract revenue is attributable to the expansion of existing service contracts and recent contract wins in the Company’s cybersecurity practice area and the increase in repair and maintenance revenue is attributable to recent contract wins in mission critical infrastructure practice area which is partially offset by a reduction in revenue on a federal repair and maintenance contract.

Cost of Revenue. Cost of revenue includes direct labor, materials, subcontractors and an allocation for indirect costs. Generally, changes in cost of revenue correlate to fluctuations in revenue as resources are consumed in the production of that revenue. For the six months ended June 30, 2011, cost of revenue increased 64.2% to $19.1 million from $11.6 million for the same period in 2010. The increase in cost of revenue was primarily attributable to the corresponding increase in revenue. As a percentage of revenue, cost of revenue was 79.7% for the six months ended June 30, 2011 as compared to 77.3% for the same period in 2010.

Gross Margin. For the six months ended June 30, 2011, gross margin increased 42.3% to $4.9 million from $3.4 million for the same period in 2010. Gross margin as it relates to our service contracts increased 30.6% to $3.4 million from $2.6 million for the same period in 2010. Gross margin, as it relates to our maintenance contracts, increased 77.3% to $1.5 million from $0.8 million for the same period in 2010. The increase in gross margin is directly attributable to the increase in revenue. Gross margin as a percentage of revenue decreased to 20.3% for the six months ended June 30, 2011 from 22.7% for the same period in 2010. The decrease in gross margin is attributable to lower profitability on one of the contracts in the mission critical infrastructure practice area which is partially offset by increases in the service gross margin.

Selling, General & Administrative Expenses. For the six months ended June 30, 2011, SG&A expenses decreased 3.0% to $3.1 million from $3.2 million for the same period in 2010. As a percentage of revenue, SG&A expenses decreased to 13.0% for the six months ended June 30, 2011 from 21.3% for the same period in 2010. The decrease in percentage is directly attributable to the increase in revenue.

Other Expense. For the six months ended June 30, 2011, other expense increased 69.4% to $4.3 million from $2.5 million for the same period in 2010. As a percentage of revenue, other expense increased to 17.9% for the six months ended June 30, 2011 from 16.9% for the same period in 2010. The increase in other expense was primarily attributable to interest expense recorded on the promissory notes issued in May 2010 and change in fair value of the put warrants.

Income Taxes. For the six months ended June 30, 2011, the Company recorded a tax expense of $161 thousand, or an annual effective tax rate of 79.88%, compared to a tax expense of $202 thousand, or an annual effective tax rate of 8.56%, for the same period in 2010. The change in estimated annual effective tax rate is due to the non-deductibility of permanent items including interest expense on the mandatorily redeemable preferred stock and the expense associated with the change in the fair value of the warrant liability.

Net Loss. For the six months ended June 30, 2011, net loss increased to $2.7 million from $2.5 million for the same period in 2010. The increase in net loss was due to higher other expense as discussed above which was partially offset by improved income from operations.

Liquidity and Capital Resources

Our primary liquidity needs are financing our cost of operations, capital expenditures, servicing our debt and paying dividends and redemption payments on our preferred stock. Our sources of liquidity are existing cash, cash generated from operations, and cash available from borrowings under our working capital line of credit. We have historically financed our operations through our existing cash, cash generated from operations and cash available from borrowings under our working capital line of credit. As of June 30, 2011, the Company had a working capital deficit of $4.9 million associated with the reclassification of Series A-1 Preferred Stock to a current liability. Although there can be no assurances, based upon the current level of operations, we believe that cash flow from operations, together with borrowings that we expect to be available from our working capital line of credit with SVB, will be adequate to meet future liquidity needs for the next twelve months.

For the six months ended June 30, 2011, the Company used $95 thousand in cash and cash equivalents compared to $885 thousand for the same period in 2010.

Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2011 compared to $4.6 million of net cash used in for the same period in 2010. Net cash provided by operating activities increased due to change in fair value of put warrants, decrease in costs and earnings in excess of billings on uncompleted contracts and decrease in prepaid expenses which were partially offset by decrease in accounts payable and other accrued expenses and  increase in accounts receivable and other current assets.

Net loss was $2.7 million for the six months ended June 30, 2011 compared to $2.5 million for the same period in 2010. The increase in net loss was primarily due to higher other expense as discussed above which was partially offset by improved income from operations.

Accounts receivable increased by $0.8 million for the six months ended June 30, 2011 compared to an increase of $0.3 million for the same period in 2010. The increase in the accounts receivable balance for the six months ended June 30, 2011 is attributable to increase in revenue and timing of collections on two of the Mission Critical Infrastructural contracts.

Restricted cash was unchanged for the six months ended June 30, 2011 compared to an increase of $4.0 million for the same period in 2010. Restricted cash consists principally of cash held in money market accounts securing an outstanding letter of credit issued by SVB to secure a performance bond issued in favor of a federal agency.

Costs and earnings in excess of billings on uncompleted contracts decreased by $3.0 million for the three months ended June 30, 2011 compared to a balance of zero for the same period in 2010. Costs and earnings in excess of billings on uncompleted contracts represent the amount unbilled on certain MCI contracts won in 2010 as of June 30, 2011.

Accounts payable and accrued expenses decreased by $3.2 million for the six months ended June 30, 2011 compared to $0.6 million for the same period in 2010. The decrease during the six months ended June 30, 2011 is primarily reflective of the timing of equipment deliverables on the uncompleted contracts discussed above.

Net cash used in investing activities was $5 thousand for the six months ended June 30, 2011 compared to $22 thousand for the same period in 2010. Cash used in investing activities in 2011 and 2010 was for purchases of property and equipment.

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2011 compared to $3.8 million of net cash provided by financing activities for the same period in 2010. The decrease in net cash used in financing activities is due to payments made to pay down the Company’s line of credit with SVB and redemption payments on mandatorily redeemable preferred stock.

As of June 30, 2011, 34% of the Company’s total assets were in the form of accounts receivable. The Company depends on the collection of its receivables to generate cash flow, provide working capital, pay down debt and continue its business operations. As of June 30, 2011, the Company had unbilled receivables of $2.9 million included in the total accounts receivable for which it is awaiting authorization to invoice. If the federal government, any of the Company’s other clients or any prime contractor for whom the Company is a subcontractor does not authorize the Company to invoice or fails to pay or delays the payment of the Company’s outstanding invoices for any reason, the Company’s business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including a reduction in appropriated funding, lack of appropriated funds or lack of an approved budget.

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

The annual dividend on the Series A-1 Preferred Stock accrues on a daily basis and compounds monthly, with 40% of such dividend payable in cash and 60% of such dividend payable by adding such amount to the Stated Value per share of the Series A-1 Preferred Stock. The Company is generally required to make cash dividend payments ranging from $26,000 to $29,000 a month. Based on the dividend accrued as of June 30, 2011, the Stated Value per share as of such date was $1,194.

Any shares of Series A-1 Preferred Stock outstanding as of February 9, 2012 are to be redeemed by the Company for their Stated Value plus all accrued but unpaid cash dividends on such shares (the “Redemption Price”). In addition, on the last day of each calendar month beginning February 2009 through and including February 2010, the Company is required to redeem the number of shares of Series A-1 Preferred Stock obtained by dividing 100% of all Excess Cash Flow (as defined in the Certificate of Designations of Series A-1 Senior Preferred Stock (the “Certificate of Designations”)) with respect to such month by the Redemption Price applicable to the shares to be redeemed. Further, on the last day of each month beginning March 2010 through and including January 2012, the Company shall redeem the number of shares of Series A-1 Preferred Stock obtained by dividing the sum of $50,000 plus 50% of the Excess Cash Flow with respect to such month by the Redemption Price applicable to the shares to be redeemed. As of June 30, 2011, the Company had redeemed approximately 175 shares of Series A-1 Preferred Stock and no redemptions with respect to any Excess Cash Flow had been made in accordance with restrictions placed by SVB with respect to such redemptions and/or the Company’s lack of Excess Cash Flow. If at anytime a Purchaser realizes cash proceeds with respect to the Securities or common stock received upon exercise of the Warrants equal to or greater than the aggregate amount paid by the Purchaser for the Securities plus 200% of such amount then the Company has the option to repurchase all outstanding shares of Series A-1 Preferred Stock (other than certain excluded shares of Series A-1 Preferred Stock) held by that Purchaser for no additional consideration.

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

The Preferred Stock Purchase Agreement and the Certificate of Designations also contain certain affirmative and negative covenants. The affirmative covenants include certain financial covenants, including revenue, EBDITA, working capital and net cash covenants. The Company was in compliance with these financial covenants as of June 30, 2011.

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

The Company is amortizing the warrant discount using the effective interest rate method over the three year term of the Series A-1 Preferred Stock. Although the stated interest rate of the Series A-1 Preferred Stock is 12.5%, as a result of the discount recorded for the Warrants, the effective interest rate is 26% as of June 30, 2011. The Company also incurred approximately $1,175,000 of costs in relation to this transaction, which were recorded as deferred financing costs to be amortized over the term of the Series A-1 Preferred Stock.

The Company calculated the fair value of the Warrants at the date of issuance using the Black-Scholes option pricing model. The change in fair value of the Warrants issued in connection with the Series A-1 Preferred Stock from the date of issuance to June 30, 2011, was an increase of approximately $1.3 million from $1.9 million as of February 27, 2009 to $3.2 million as of June 30, 2011. This change of fair value of the Warrants was reflected as a component of other expense within the statement of operations. For the three and six months ended June 30, 2011, the change of fair value of the Warrants was $20 thousand and $2.8 million, respectively.

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

On June 11, 2010, the Company and SVB entered into a Fifth Loan Modification Agreement. This Fifth Loan Modification Agreement, among other things, (i) reduces the early termination fee payable by the Company from $100,000 to $45,000, (ii) modifies the finance charge and collateral handling fee payable by the Company, (iii) revises the Company’s financial covenants, (iv) waives the Company’s failure to comply with certain financial covenants for the three month periods ended February 28, 2010, March 31, 2010, April 30, 2010 and May 31, 2010, (v) revises the circumstances pursuant to which the Company may redeem shares of Series A-1 Senior Preferred Stock without the prior written consent of SVB, (vi) adds certain new definitions and amends the definitions of “Prime Rate”, “Eligible Accounts” and “Applicable Rate” and (vii) extends the maturity date to May 15, 2011. On May 16, 2011, the Company and SVB entered into a Sixth Loan and Modification Agreement to extend the maturity date to November 11, 2011. The Company was in compliance with the EBITDA covenant set forth in Loan and Security Agreement as of the three month period ended June 30, 2011. As of June 30, 2011, the Company had $2.8 million outstanding, and $1.7 million additional availability, under its working capital line of credit with SVB.

Even though the Company was in compliance with the EBITDA covenant requirement as of June 30, 2011, it is reasonably possible that the Company may not be in compliance in future periods if the Company cannot maintain the same levels of profitability.

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

Notes Payable – Promissory Note

On May 26, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hale Capital Partners, LP (“Hale Capital”) and EREF PARA, LLC (“EREF” and together with Hale Capital, the “Purchasers” or the “Holders”) and consummated the issuance and sale of Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Original Notes”) to the Purchasers, for an aggregate purchase price of $4,000,000, pursuant to such agreement. In addition, the Company issued 3,428,571 shares (the “Fee Shares”) of the Company’s common stock to the Purchasers at a purchase price of $0.086 per share, in lieu of a cash payment owed by the Company to the Purchasers with respect to the financing fee in connection with the transactions contemplated by the Securities Purchase Agreement. The Company used the net proceeds from the sale of the Original Notes as security for the issuance of a letter of credit to secure the Performance Bond (as defined below). Refer to Note 15 of the Notes to Consolidated Financial Statements for a further discussion of the Performance Bond.

As a replacement for the Senior Secured Subordinated Promissory Notes previously issued on May 26, 2010 to the Purchasers by Paradigm Wyoming, on May 6, 2011, the Company issued Senior Secured Subordinated Promissory Notes with an aggregate principal amount of $4,000,000 (the “Notes” or the “Senior Notes”) to the Purchasers.  The Notes have substantially the same terms as the Original Notes.

On May 16, 2011, the Company and the Purchasers entered into an Amendment to Senior Secured Subordinated Notes (the “Amendment”) pursuant to which the Notes were amended to provide, among other things, (i) that the maturity date of the Notes will be November 25, 2011 and (ii) to provide that the Company will pay, on or before May 26, 2011, as a prepayment of principal on the Notes, $756,767 to Hale Capital and $743,233 to EREF PARA.  In connection with the Amendment, the Company issued an aggregate of 367,103 shares of common stock to the Purchasers as additional interest on the Notes. The Purchasers waived the required $1.5 million principal prepayment via Preferred Stock, Warrant and Note Termination Agreement as part of the Agreement and Plan of Merger with CACI, Inc.—Federal and CACI Newco Corporation.

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

Bond Commitment

The Company was required by a certain governmental agency to post performance and payment bonds for one of its contracts which was won in the second quarter of 2010. The bonds were obtained through the surety company Zurich NA and guarantee to the customer that the Company will perform under the terms of the contract and to pay vendors. If the Company fails to perform under the contract or to pay vendors, the customer may require that the insurer make payments or provide services under the bonds. The bonds were further secured by an irrevocable letter of credit of $4.0 million. At June 30, 2011, the Company had $13.0 million in performance and payment bonds outstanding.

Letter of Credit

On May 26, 2010, the Company caused SVB to issue an irrevocable standby letter of credit in the aggregate amount of $4.0 million to secure the Performance and Payment Bonds. The letter of credit was originally valid until May 31, 2011 originally. In May 2011, the letter of credit was extended to May 31, 2012. The Company used the net proceeds from the sale of the Notes as security for the letter of credit.

Stock Appreciation Rights

On February 15, 2011, the Board of Directors of the Company approved the grant of stock appreciation rights to certain employees of the Company. Each stock appreciation right is in the form of a SAR Warrant (the “SAR Warrants” or “Company SARs”) that is exercised automatically upon the occurrence of a Liquidity Event (as defined in the SAR Warrants), with respect to that number of shares that would equal a specified percentage of the shares of common stock of the Company, that are outstanding as of the Liquidity Date (as defined in the SAR Warrants) (the “Target Shareholding Percentage”), subject to the terms and conditions set forth in the SAR Warrants.

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

The SAR Warrants were classified as liabilities and the vesting condition was considered a performance condition based on the guidance of ASC 718, “Compensation – Stock Compensation.” Since the warrants do not vest until the performance condition is met and the performance condition (occurrence of the Liquidity Event) is not considered probable at the quarter ended June 30, 2011. No compensation expense is required for the reporting period. The Company is required to reassess at each reporting date whether achievement of the performance condition is probable and would begin recognizing compensation cost over the required service period if and when achievement of the performance condition became probable. The compensation cost recognized in the financial statements will be based on the fair value of the award coincide with the actual settlement.

Subsequent Events

Agreement and Plan of Merger

On July 25, 2011, the Company,  CACI, Inc.—Federal, a Delaware corporation (“Parent”), and CACI Newco Corporation, a Nevada corporation and wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Paradigm, with Paradigm continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).

The aggregate consideration to be paid by Parent and Merger Sub in the Merger for all of the outstanding equity interests of Paradigm, including securities convertible into shares of Paradigm’s common stock, par value $0.01 per share (the “Company Common Stock“), and the Senior Notes is $61,500,000, plus the aggregate amount of Closing Cash (as defined in the Merger Agreement), minus the sum of (i) the aggregate amount of outstanding Company Debt (as defined in the Merger Agreement) (excluding the Senior Notes) at the effective time of the Merger and (ii) the Company Transaction Expenses (as defined in the Merger Agreement) that are unpaid at the effective time of the Merger.

At the effective time of the Merger, each share of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger, other than (i) shares held in the treasury of the Company and shares owned by Parent, Merger Sub, or any subsidiary of Parent or the Company  (which shares will be cancelled) and (ii) shares in respect of which dissenter’s rights have been properly exercised under Chapter 92A of the Nevada Revised Statutes (the “NRS”), will be converted into the right to receive an amount in cash equal to the “Aggregate Common Merger Consideration” (which is defined below) divided by the number of shares of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger (the “Common Merger Consideration”), without interest.  As of the date of the Merger Agreement, the Common Merger Consideration was estimated to be equal to $0.2913 per share.

At the effective time of the Merger, each share of Paradigm Series A-1 Preferred Stock, or fraction thereof, issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive an amount per share of Series A-1 Preferred Stock (including a proportionate amount for any fractional share) equal to the Liquidation Price (as defined in the Certificate of Designations of the Series A-1 Senior Preferred Stock (the “Certificate of Designations”)) (the “Preferred Share Merger Consideration”).

Each option to purchase shares of Company Common Stock (the “Company Options”) which is outstanding and unexercised immediately prior to the effective time of the Merger will be cancelled as of the effective time of the Merger.  The holder of each Company Option will be entitled only to the right to receive, without any interest thereon, an amount in cash payable at the time of cancellation of such Company Option equal to the product of (i) the excess, if any, of the Common Merger Consideration over the per share exercise price of such Company Option, and (ii) the number of shares of Company Common Stock covered by such Company Option (including both vested and unvested shares) as of immediately prior to the effective time of the Merger.

Each Company SAR which is outstanding immediately prior to the effective time of the Merger will be cancelled as of the effective time of the Merger.  The holder of each Company SAR would be entitled only to the right to receive, without any interest thereon, an amount in cash payable at the time of cancellation of such Company SAR equal to the product of (i) the excess, if any, of the Common Merger Consideration over the per share exercise price of such Company SAR and (ii) the number of shares of Company Common Stock with respect to which such Company SAR is exercisable as of the effective time of the Merger.

At the effective time of the Merger, pursuant to the Termination Agreement (as defined below), each outstanding Class A Warrant will be cancelled in exchange for the payment to each holder of a Class A Warrant of an amount in cash equal to (x) the greater of (I) the Common Merger Consideration and (II) $0.2913 (the greater of (I) and (II) is referred to as the “Adjusted Common Merger Consideration”) multiplied by (y) the number of shares of Company Common Stock that would have been issuable upon a cashless exercise of such Class A Warrant immediately prior to the effective time of the Merger based on the Adjusted Common Merger Consideration (the “Series A Preferred Warrant Merger Consideration”).

At the effective time of the Merger, pursuant to the Termination Agreement, each outstanding Class B Warrant will be cancelled in exchange for the payment to each holder of a Class B Warrant of an amount in cash equal to (x) the Adjusted Common Merger Consideration multiplied by (y) the number of shares of Company Common Stock that would have been issuable upon a cashless exercise of such Class B Warrant immediately prior to the effective time of the Merger based on the Adjusted Common Merger Consideration (the “Series B Preferred Warrant Merger Consideration”).  We refer to the Series A Preferred Warrant Merger Consideration and the Series B Preferred Warrant Merger Consideration together as the “Preferred Warrant Merger Consideration”.

The Merger Agreement provides that the Company will take the necessary actions to cause each outstanding warrant (excluding Company SARs, Class A Warrants and Class B Warrants) (the “Other Company Warrants”) which is issued and outstanding at the effective time of the Merger to be deemed exercised effective as of the effective time of the Merger, for cash, with such cash deemed paid via the Common Merger Consideration payable to such holders.  Other Company Warrants that have an exercise price less than the Common Merger Consideration will be cancelled and terminated at the effective time of the Merger.

Each of the Company’s Senior Notes that are outstanding as of the effective time of the Merger will be cancelled and the Company will pay to each holder of a Senior Note cash in an amount equal to the sum of (x) the aggregate principal amount of the Senior Notes held by such holder then outstanding, together with any accrued and unpaid interest thereon through the effective time of the Merger (calculated at an interest rate of 6% per annum) and (y) the Present Value of Interest (as defined in the Senior Notes) with respect to such aggregate principal amount of the Senior Notes then outstanding (collectively, the “Senior Note Merger Consideration”).

At the effective time of the Merger, all outstanding restricted stock awards (“Company Restricted Shares”) will automatically become fully vested and will be paid in the same fashion as other shares of Company Common Stock.

The Merger Agreement defines “Aggregate Common Merger Consideration” as being equal to the amount determined by subtracting (i) the aggregate Preferred Share Merger Consideration, (ii) the aggregate Senior Note Merger Consideration, (iii) the aggregate amount to which the holders of Company Options, Company SARs, Other Company Warrants, the Class A Warrants, the Class B Warrants  and Company Restricted Shares (collectively, the “Company Stock-Based Securities”) are entitled, (iv) the aggregate amount of Company Transaction Expenses that are unpaid at the effective time of the Merger, and (v) the aggregate amount of outstanding Company Debt (excluding the Senior Notes) at the effective time of the Merger, from the sum of (A) $61.5 million and (B) the aggregate amount of Closing Cash.

The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, the adoption of the Merger Agreement by the Company’s stockholders, which was effected on July 25, 2011 by the written consent of the holders of securities representing 104,829,858 votes, or approximately 92.43% of the votes entitled to be cast with respect to the adoption and approval of the Merger Agreement.

The Merger Agreement contains customary termination provisions, including, without limitation, that the Merger Agreement may be terminated by either the Company or Parent if the Merger has not been consummated by the close of business on November 10, 2011, other than due to the failure of the terminating party to fulfill its obligations under the Merger Agreement. The Merger Agreement requires the Company to pay a $1,537,500 termination fee to Parent under certain limited circumstances.

The Merger Agreement contains customary representations and warranties made by the Company, Parent and Merger Sub.  In addition, the Company has agreed to various covenants in the Merger Agreement, including, among other things, covenants to continue to conduct its business in the ordinary course and in accordance with past practices and not to take certain actions prior to the closing of the Merger without the prior consent of Parent.

Termination Agreement

On July 25, 2011, in connection with the execution of the Merger Agreement, the Company, Parent and the Holders entered into the Preferred Stock, Warrant and Note Termination Agreement (the “Termination Agreement”).  The Termination Agreement, among other things, (i) provides for the cancellation of the shares of Series A-1 Preferred Stock, Class A Warrants, Class B Warrants and Senior Notes held by the Holders in exchange for the right to receive the Preferred Share Merger Consideration, the Preferred Warrant Merger Consideration and the Senior Note Merger Consideration, respectively, and (ii) restricts the transfer of the Series A-1 Preferred Stock, Class A Warrants, Class B Warrants and Senior Notes except under certain limited circumstances. . Pursuant to the Termination Agreement, the Company remains obligated to make certain payments and redemptions pursuant to the terms of the Series A-1 Preferred Stock, the Class A Warrants, the Class B Warrants, the Senior Notes and Certificate of Designations until the effective time of the Merger.

The Preferred Share Merger Consideration, Preferred Warrant Merger Consideration and the Senior Note Merger Consideration are potentially less favorable to the Holders than what their rights would have been upon the Merger under the terms of the Series A-1 Preferred Stock, the Senior Notes, the Class A Warrants and the Class B Warrants.  The Termination Agreement also provides that until the earlier of the effective time of the Merger or the termination of the Merger Agreement, that, and for so long as certain specified events do not occur, the Holders will refrain from exercising any of their rights or remedies that may exist as a result of any Event of Default (as such term is defined in the Senior Notes and the Certificate of Designations, as applicable).  In consideration of these agreements by the Holders, the Termination Agreement provides that the Company will reimburse the Holders’ reasonable legal fees in connection with the contemplated transactions.

Martin Hale, a member of the Company’s Board of Directors, is the Chief Executive Officer of each of Hale Capital and Hale Fund Management, LLC, the managing member of EREF PARA.

Support Agreements

On July 25, 2011, the Company and Parent entered into Stockholder Support Agreements with each of the Holders, Raymond Huger, John Moore (together with his spouse), Peter LaMontagne, Richard Sawchak, Robert Boakai, Anthony Verna and Diane Moberg (the “Stockholder Support Agreements”).   The Stockholder Support Agreements, among other things, (i) require the execution of the Merger Consent (as defined below) by the stockholder, (ii) require that in the event of a stockholder meeting such stockholder will vote in favor of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement and against any adverse proposal, (iii) appoints Parent or its designee as such stockholder’s proxy and attorney-in-fact to vote such stockholder’s shares in favor of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement and against any adverse proposal, (iv) restricts the transfer of such stockholder’s shares and (v) provides a general release, effective as of the Merger, of certain claims against the Company and certain other identified persons and entities.

Indemnification Agreements

On July 25, 2011, the Company entered into Indemnification Agreements (the “Indemnification Agreements”) with each of the current members of the Board of Directors of the Company and Richard Sawchak, the Company’s Senior Vice President and Chief Financial Officer. Among other things, the Indemnification Agreements require the Company to indemnify the directors and Mr. Sawchak in the event of certain proceedings and to advance expenses as provided in the Indemnification Agreements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended June 30, 2011. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated July 25, 2011 among Paradigm Holdings, Inc., CACI, Inc.—Federal and CACI Newco Corporation	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on July 27, 2011

10.1	Assumption Agreement dated May 6, 2011 among Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC, Trinity Information Management Services and Silicon Valley Bank	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

10.2	Intellectual Property Security Agreement dated May 6, 2011 between Paradigm Holdings, Inc. and Silicon Valley Bank	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

10.3	Securities Account Control Agreement dated May 6, 2011 among Paradigm Holdings, Inc., Silicon Valley Bank, SVB Securities and Penson Financial Services, Inc.	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

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
Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

10.6	Senior Secured Subordinated Promissory Notes issued to Hale Capital Partners, LP and EREF PARA, LLC	Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K as filed with the Commission on May 12, 2011

10.7
Sixth Loan Modification Agreement dated May 16, 2011 among Paradigm Holdings, Inc., Paradigm Solutions Corporation, Caldwell Technology Solutions LLC, Trinity Information Management Services and Silicon Valley Bank
Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on May 16, 2011

10.8	Amendment to Senior Secured Subordinated Notes dated May 16, 2011 among Paradigm Holdings, Inc., Hale Capital Partners, LP and EREF PARA, LLC	Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on May 16, 2011

10.9	Letter agreement dated May 16, 2011 among Paradigm Holdings, Inc., Hale Capital Partners, LP and EREF PARA, LLC	Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on May 16, 2011

10.10	Preferred Stock, Warrant and Note Termination Agreement dated July 25, 2011 among Paradigm Holdings, Inc., CACI, Inc.—Federal, Hale Capital Partners, LP and EREF PARA, LLC	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on July 27, 2011

10.11
Form of Stockholder Support Agreement among Paradigm Holdings, Inc., CACI, Inc.—Federal and the applicable stockholder: Raymond Huger, John Moore (together with his spouse), Peter LaMontagne, Richard Sawchak, Robert
Boakai, Anthony Verna or Diane Moberg
Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on July 27, 2011

10.12	Stockholder Support Agreement dated July 25, 2011 among Paradigm Holdings, Inc., CACI, Inc.—Federal, Hale Capital Partners, LP and EREF PARA, LLC	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on July 27, 2011

10.13	Form of Indemnification Agreement for the Chief Financial Officer and members of the Board of Directors of Paradigm Holdings, Inc.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K as filed with the Commission on July 27, 2011

31.1	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of CFO pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.
Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM HOLDINGS, INC. (Registrant)

Date: August 12, 2011	By: /s/ Peter B. LaMontagne

Peter B. LaMontagne
President and Chief Executive Officer

Date: August 12, 2011	By: /s/ Richard Sawchak
Richard Sawchak
Senior Vice President and Chief Financial Officer